Form 10-K
period 2004-12-31
Tarpon Industries, Inc.
filed 2005-04-15
CIK 1303565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-32428

TARPON INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

MICHIGAN	30-0030900
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2420 Wills Street, Marysville, Michigan	48040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (810) 364-7421

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, no par value	American Stock Exchange

Securities registered pursuant to section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value of the common shares held by non-affiliates computed by reference to the price at which the common shares were last sold as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), assuming that price was the same as the registrant’s February 14, 2005 initial public offering price of $5.00 a share, was approximately $3,302,310.

     The number of the registrant’s common shares outstanding as of March 31, 2005 was 4,640,130.

Documents Incorporated by Reference

     Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders, scheduled to be held June 9, 2005, are incorporated by reference in Part III, if the Proxy Statement is filed no later than May 2, 2005.

TARPON INDUSTRIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1. BUSINESS

General and Recent Developments

     We manufacture and sell structural and mechanical steel tubing and steel storage rack systems. We also distribute and broker the sale of structural and mechanical steel tubing manufactured by others. We were incorporated in Michigan on January 16, 2002 and have made three acquisitions. Our subsidiaries are Eugene Welding Co., or “EWCO,” acquired in April 2004, and Steelbank, Inc., or “Steelbank,” acquired in May 2004. Steelbank, Inc. acquired substantially all of the assets and business, other than the real estate, of the Haines Road facility of Bolton Steel Tube Co., Ltd., or “Haines Road,” in February 2005. Through EWCO and Haines Road, we manufacture and sell structural and mechanical steel tubing and steel storage rack systems. Through Steelbank, we act as a distributor and sales representative for structural and mechanical steel tubing. We have two manufacturing facilities in Michigan, within 80 miles north of Detroit, and a third manufacturing facility and a warehouse facility in Mississauga, Ontario, Canada, a suburb of Toronto. Our customers are generally located within 800 miles of our manufacturing plants. We intend to seek other acquisitions in the steel tubing and related industries, although we currently have no agreement for any other such acquisition.

     Our principal executive offices are located at 2420 Wills Street, Marysville, Michigan 48040. Our telephone number is (810)364-7421. Our e-mail address is tarponir@tarponind.com and our web site address is http://www.tarponind.com. Information accessed on or through our web site does not constitute part of this report.

Industry Overview

     The steel tubing and the steel storage rack systems industries are fragmented, with more than 100 manufacturers geographically disbursed in the United States and Canada serving niche and regional markets. Because of the size and weight of structural and mechanical steel tubing, costs of transportation are significant, and it is generally not cost effective to ship these products more than 800 miles from the manufacturing plant. This and customers’ short lead-time requirements limit the geographic market for steel tubing manufacturers.

Structural and Mechanical Steel Tubing

     Structural steel tubing, also known as Hollow Structural Sections or “HSS”, is processed continuously from hot rolled steel coil, roll formed and welded in line using high frequency welding and cut to length by an in-line traveling saw or shear. HSS is manufactured in round, square and rectangular sections in sizes ranging from 2 inches square and round through 4 inches square and 5 inches round at EWCO to ASTM A500 Grade B and C specifications. HSS is used as structural members for buildings and structural frames and parts for equipment in a variety of applications and industries. Structural steel tubing provides a high strength-to-weight ratio, uniform strength, torsional rigidity, an aesthetic appearance, cost-effectiveness and recyclability.

     Mechanical steel tubing is typically manufactured to smaller sizes, 2 inches square and below, and lighter gauges, 0.120 of an inch wall and lighter. This tubing is made to tighter manufacturing tolerances than structural tubing and usually from steels with lower strength and greater formability and ductility. Mechanical tubing produced at EWCO and Haines Road are produced from hot rolled pickled and oiled, cold rolled, aluminized, pre-galvanized (G-60 or G-90), and galvalume steel and galvanneal strip. These products are manufactured typically to ASTM A513 type 1 or 2 specifications. Mechanical steel tubing is manufactured from low carbon to high strength, low alloy material, for greater strength and formability. Using this type of steel allows for lighter weight products for use in automotive parts and furniture and in a variety of applications for machine and equipment parts, typically where formability, machinability and fluid conduction are required.

     Applications for structural and mechanical steel tubing include the following:

•	Leisure Products: exercise equipment, bicycles, boating trailers, boat hoists, recreational vehicles and pop-up campers.

•	Agricultural/Commercial: greenhouses, sprinkler systems, farm implement components, tillage equipment, fork lifts and industrial equipment.

•	Commercial Construction: building conduit, handrails, scaffolding, bridges and miscellaneous uses.

•	Automotive: various components, including aftermarket automotive exhaust systems, trunk hinges, trailer hitches, storage racks and hydro formed components.

•	Furniture: tables, chairs, stools, closet and curtain rods, beds, futons, storage units, and store display racks.

•	Appliance: refrigerators, stoves and barbecues.

•	Garden and Home Tools: Lawnmowers, snow blowers, shovels, rakes, and water sprinklers.

•	Fencing: residential, including “dog runs”, commercial, industrial and ornamental.

•	Energy and Exploration: oil rigging related equipment.

•	Steel storage rack systems.

Steel Storage Rack Systems

     Steel storage rack systems are generally structural steel tubing or structural beams that are assembled with fabricated metal components and welded together to form frames and beams. Leading manufacturers of steel storage rack systems are members of the Rack Manufacturers Institute, which promulgates standards for, and certifies, standard rack components. These standard components can be assembled to form

•	selective racks, which are typically used in public and commercial warehouse applications where the ability to select palletized materials is desired, which represent a substantial majority of our steel storage rack system sales,

•	drive-in/through racks, which provide high-density storage of palletized long shelf life products, such as salt,

•	push back racks, another form of high-density storage, which provides some degree of selectivity,

•	cantilevered racks, which are typically used in the bulk storage of large unit items, such as lumber, plywood and drywall,

•	archival storage systems, which are designed to provide high density records storage, including the legal, medical and banking industries.

•	order-picking systems, which are designed to incorporate into the rack a conveying system and multi-level mezzanine from which product can be taken off of pallets and repackaged for shipment to individual store locations.

     These systems are used in the home center, retail distribution, public warehouse and commercial and industrial distribution markets. Engineering and system design services are involved in choosing the appropriate components for the system.

Our Operations

EWCO

     Currently, EWCO manufactures and sells structural steel tubing and SpaceRak® steel storage rack systems at its leased facilities in Marysville and Marlette, Michigan,. EWCO commenced operations in 1954 as a manufacturer of steel products. Currently, EWCO manufactures structural and mechanical steel tubing in sizes ranging from 1.5 inches round and square to 5.0 inches round and 4.0 inches square, and complementary sizes in rectangular and specialty oval shapes, typically to the structural specification ASTM A500 Grade B and C and the mechanical specification ASTM A513 Grade B. In addition, EWCO manufactures steel storage rack systems, now including selective racks, drive-in/through racks, push back racks, cantilevered racks, archival storage systems and order picking systems used in the home center, retail distribution, public warehouse and commercial and industrial distribution markets. For the twelve month period ending December 31, 2004, tubular products accounted for approximately 47% of EWCO’s revenues, and SpaceRak systems accounted for approximately 53% of EWCO’s revenues. We believe EWCO has significant additional manufacturing capacity because its equipment can be run at higher speeds, and because additional employee shifts could be added.

     In April 2004, Tarpon Industries acquired 100% of the outstanding common shares of EWCO from its sole shareholder, who was its Chief Executive Officer from April to August 2004. Tarpon acquired EWCO for $415,450 in cash paid to its sole shareholder for all of the then outstanding EWCO shares. Prior to the acquisition, EWCO redeemed 90% of the then outstanding shares from him for $3,603,144, of which $670,000 was represented by a promissory note that was paid out of the proceeds of our initial public offering in February 2005. The remaining $2,933,144 of the redemption price was retained by EWCO to repay a note to EWCO from the former sole shareholder relating to his acquisition of EWCO in 2001.

Steelbank

     Since 1990, Steelbank has distributed structural and mechanical steel tubing and has acted as a sales representative. It currently operates from its leased warehouse facility in Mississauga, Ontario, a suburb of Toronto. It does not manufacture its own products. We intend to relocate the Steelbank offices and warehouse to the Haines Road facility. The relocation of the Steelbank offices and warehouse to the Haines Road plant is on-going and most administrative functions have already been relocated to the Haines road facility. The warehouse function will remain at Maingate until either the Maingate facility has been sublet or the inventory has been liquidated. The Steelbank personnel function primarily as a sales force for EWCO and Haines Road products.

     On May 14, 2004, we acquired 100% of the outstanding common stock of Steelbank for a total cost of approximately $1,188,544 U.S. Dollars, by paying approximately $54,263 (Cdn.$75,000) in cash, issuing a promissory note in the principal amount of approximately $574,300 (Cdn.$800,000), payable in monthly installments of Cdn.$15,000 from July 1, 2004 to December 1, 2004 and Cdn.$200,000 on December 10, 2004, as well as Cdn.$62,500 of the holders’ legal and other expenses at maturity, with the balance paid at the earlier of the closing of our initial public offering in February 2005, valued at $375,000 Cdn., by issuing 60,636 of our common shares in February 2005, and by issuing additional promissory notes in the aggregate principal amount of approximately $290,750 (Cdn.$405,000) payable over three years to the three former shareholders of Steelbank, unless their employment with Steelbank is terminated for specified reasons. The notes are secured by all of the shares of Steelbank and the assets of Steelbank. Canadian dollars are translated into U.S. dollars as of the acquisition date of May 14, 2004.

Haines Road

     Haines Road has manufactured and sold structural and mechanical steel tubing at an owned facility in Mississauga, Ontario, Canada, a suburb of Toronto, since 1988. Its customers use its products for residential, commercial and industrial fencing, scaffolding, automotive after-market exhaust systems, racking and greenhouses. We believe Haines Road has significant additional manufacturing capacity, because its equipment can be run at higher speeds and because additional employee shifts could be added.

     In February 2005, Steelbank consummated the acquisition of substantially all of the assets, other than the real estate, of Haines Road from Bolton Steel Tube Co., Ltd. pursuant to an Asset Purchase Agreement originally entered into in July 2004, as amended. The purchase price was an aggregate of approximately $9,677,000 (Cdn.$11,860,000), consisting of (1) approximately $290,000 (Cdn.$356,000) in deposits paid before closing, (2) approximately $7,402,000 (Cdn.$9,072,000), paid in cash at the closing of the acquisition, (3) approximately $979,000 (Cdn.$1,200,000) secured, subordinated promissory note, payable 15 months after closing or by offset against amounts owed for purchases by Bolton from Haines Road after closing, (4) approximately $1,005,000 (Cdn.$1,232,00) for purchased inventory, payable within 45 days after the closing of the acquisition, (5) a $200,000 success fee in connection with the transaction, payable to Bainbridge Advisors over 24 months, and (6) approximately $131,400 in expenses related to the transaction. We funded a portion of the purchase price with proceeds of loans described in Item 7, under “Liquidity and Capital Resources – Financing Arrangements.”

     Pursuant to a Guarantee between Tarpon and Bolton, Tarpon guaranteed Steelbank’s obligations under the secured subordinated promissory note executed by Steelbank in favor of Bolton. As part of the transaction, we have agreed not to compete with Bolton with respect to hot-dipped galvanized products for a period of six months after closing.

     We have also agreed to acquire the Haines Road real estate for an estimated aggregate of approximately $4,651,000 (Cdn.$5,700,000), consisting of (1) approximately $3,264,000 (Cdn. $4,000,000) for the cash portion of the purchase price of the Haines Road real estate, with approximately $163,000 (Cdn.$200,000) paid as a deposit and the balance payable within 90 days after the closing of the acquisition, and (2) approximately $1,224,000 (Cdn.$1,500,000) secured promissory note, payable 15 months after real estate closing date or, if the fair value of the purchased real estate less the loans secured by the purchased real estate is not at least approximately $408,000 (Cdn.$500,000)or if the first mortgage on the purchased real estate exceeds approximately $3,019,000(Cdn.$3,700,000), payable on the real estate closing date. We expect to seek approximately $3,019,000 (Cdn.$3,700,000) in mortgage financing, although we currently have no commitment for the mortgage financing. We have also agreed to lease the Haines Road real estate during the period between the acquisition closing date and the real estate closing date at a monthly rent of approximately $62,300 (Cdn.$75,000).

Our Business Strategy

     Our business strategy is to become a larger and more significant manufacturer and distributor of structural and mechanical steel tubing, steel storage rack systems and related products in our current geographic market, and then to expand outside our markets. Key elements of our strategy are to

     Acquire facilities, customers and management through strategic acquisitions of other steel tubing, steel storage rack system and related product manufacturers or distributors. The steel tubing and the steel storage rack system industries are fragmented, with more than 100 manufacturers geographically dispersed in the United States and Canada serving niche and regional markets, providing us with potential acquisition opportunities. We could use our common shares, other securities or additional indebtedness for possible strategic acquisitions of steel tubing, steel storage rack system and related product manufacturers, distributors or both, to expand our manufacturing capabilities within our current geographic markets to realize purchasing and administrative economies of scale and to expand our geographic markets by acquiring manufacturing facilities closer to additional customers. Although we regularly review potential acquisition opportunities, we have no agreement, other than with respect to Haines Road real estate, and no understanding for any other acquisition.

     Invest in production equipment. We intend to use a portion of the proceeds of our initial public offering to invest in newer, more efficient equipment and information technology systems to replace older, less efficient equipment and systems, which we believe will improve our manufacturing costs and operations. In addition, if we can obtain additional financing, although we currently have no commitments for such financing, we intend to invest in equipment to enable us to perform additional finishing operations, which may include punching, mitering, drilling, cutting, de-burring, assembly and additional automated welding for the various tube sizes we currently produce. We expect these value added processes will generate additional revenue and gross margin from existing customers and allow us to sell products to additional customers that require these services. In addition, based on financing availability, we intend to upgrade our liquid painting system at EWCO to a powder coat painting system, since we believe that some customers will only purchase product painted with a powder coat painting system. We believe that adding this capability could increase our sales of steel storage rack systems in the home center and other retail markets.

     Expand marketing and sales activities for EWCO and Haines Road. We intend to use Steelbank’s marketing and distribution personnel to increase its distribution of EWCO and Haines Road products. Steelbank, however, is likely to lose existing suppliers and customers as a result of this plan; in particular, manufacturers that compete with our subsidiaries are expected to stop using Steelbank to distribute or sell their products. We also intend to use our steel storage rack systems engineering and manufacturing expertise to attempt to increase sales to existing customers and to new customers and to identify additional potential markets, including automatic storage and retrieval systems, refrigerated steel storage rack systems, archival steel storage rack systems and additional engineered projects in the home center and other retail industries.

     Integrate the operations of EWCO, Haines Road and Steelbank, as appropriate, and other entities we may acquire. We intend to use our combined buying power to purchase more efficiently and to use senior management’s purchasing expertise. We also intend to centralize some management functions, including accounting, finance, human resources and administration and adopt consistent standards, controls, procedures and policies. We intend to relocate the Steelbank offices and warehouse to the Haines Road facility and to have its personnel function primarily as a sales force for EWCO and Haines Road products, and either terminate or sublease the existing Steelbank facility. Because they produce different products for different customers, with EWCO primarily producing structural steel tubing and Haines Road primarily producing mechanical steel tubing, we currently intend to continue to use the EWCO and Haines Road facilities to manufacture the types of products they currently produce.

Our Products

Tubular Products

     EWCO’s and Haines Road’s steel tubing products are building blocks for manufacturers of other products. Steel tubing products are used in original equipment manufacturer automotive, boating, industrial equipment, construction, agricultural, steel service center, leisure and recreational vehicle markets. EWCO manufactures primarily structural steel tubing from plain steel coil, while Haines Road manufactures primarily mechanical steel tubing from coated steels, the primary difference being that mechanical steel tube uses thinner, generally coated steel, such as pre-galvanized, aluminized and G90 steel, and generally has closer tolerances, smaller diameters and more corrosion resistance, making it more useful for some consumer products.

Steel Storage Rack Systems

     Our steel storage rack systems are used for heavy-duty industrial, warehouse and retail storage systems. EWCO manufactures structural and roll-formed steel selective racks, drive-in/through racks, push back racks, cantilevered racks, archival storage systems and order picking systems. The general difference between these products is the manner in which the stored items are accessed. The difference between structural and roll-formed racks is primarily the material from which the product is manufactured. Structural racks use structural beams as their base material, for heavier-duty applications, while roll-formed racks use structural steel tubing.

     Our roll-formed products are “R-mark certified” (#5170), which is an independent certification process registered with the Rack Manufacturers Institute of North America. This certification assures that the designs and capacity tables meet all current Rack Manufacturers Institute, American Iron and Steel Institute and American Institute of Steel Construction specifications. It also makes our products standardized. We design our steel storage rack systems to comply with customer specifications.

     SpaceRak® products include the following:

•	Selective Rack – Roll Formed: We manufacture this product in five different post cross sections, from 3 inch x 1-5/8 inch to 4 inch x 3 inch, with gauges ranging from 16 gauge to 10 gauge in most shapes. We also manufacture eight different size step beams, ranging from 2-1/4 inch x 2-

1/5 inch to 6 inch x 2-1/2 inch rolled in 16 gauge through 11 gauge. We also offer a large quantity of box beams. We also manufacture accessories for pallet rack installation, including special accessories for the retail market. Historically, this rack has generated our largest steel storage rack systems sales.

•	Selective Rack – Structural Steel: We can furnish this product with uprights from 3 inch to 4 inch structural channels and beams made from any structural channel, I-beam or wide flange section. It makes a special wide flange upright frame that also uses bolt on beams.

•	Drive-in/Drive-through Rack: Using the frames and beams from the selective rack, we design drive in racks using special arms and rails to hold the pallets.

•	Pushback Racks – Roll Formed and Structural Steel: We furnish rolled formed and structural pushback racks. They use a pushback track system purchased from a third party for most of its systems.

•	Cantilever Rack – Roll Formed: We have a roll formed cantilever rack that is medium duty and is used for smaller systems and furniture storage applications. We also offer accessories to compliment this product.

•	Cantilever Rack – Structural Steel: We have a structural steel cantilever rack that is heavy duty and is used in the lumber industry and retail lumber applications. We offer columns from 6 inches to 16 inches deep that have matching arms welded from 3 inch to 5 inch I-beams and 6 inch and 8 inch wide flanges. We also offer accessories to compliment this product.

•	Archival storage system: We use our roll formed storage racks with special decking options and mezzanine decking options to create a multi-level steel storage rack system to store archival records.

•	Order Picking Systems: We use our roll formed storage racks with pallet flow and carton flow products. These systems also require a large amount of outside purchased items, including floor decking, safety grating, stairs, and fire baffles.

Our Customers

     We market and sell our steel tubing products to customers in original equipment manufacturer automotive, boating, industrial equipment, construction, agricultural, steel service center, leisure and recreational vehicle markets. We market and sell our steel storage rack systems products to customers in the home center industry, retail distribution, public warehouse and commercial and industrial distribution markets and distributors to customers in those markets. During 2004, our ten largest customers represented approximately 61% of our combined net revenues, including Menard, Inc., which represented approximately 22% of our combined revenues. During 2003, our ten largest customers represented approximately 56% of our pro forma combined net revenues, including Menard, Inc., which represented approximately 10% of our pro forma combined net revenues. The loss of any of these customers or any significant reduction in their business would have an adverse effect on our business, financial condition and results of operations.

Our Marketing, Sales and Distribution

     We currently sell our structural and mechanical steel tubing and steel storage rack systems products primarily through our direct sales force. EWCO’s steel tubing products are sold through two direct salespersons, including Mark Madigan of Steelbank, EWCO’s customer service department and independent sales representatives. EWCO’s steel storage rack system products are sold through two direct sales persons, independent distributors and independent sales representatives. Haines Road sells its products through two direct sales persons. Steelbank, a sales representative and distributor, sells products through four direct sales persons.

     EWCO’s tubing products sold for approximately $909 a ton as of December 2004. EWCO’s steel storage rack systems products sold for approximately $1,322 a ton as of December 2004. These prices exclude shipping costs.

     We intend to increase Steelbank’s distribution of EWCO and Haines Road steel tubing products, and expect a reduction in our distribution of products of other suppliers with a complete elimination of competing products. Before the closing of our acquisition of Haines Road and Steelbank’s access to its products, Steelbank’s loss of existing suppliers might make it unable to fill its customer’s needs, adversely affecting its relationships with its customers.

     We also intend to use our steel storage rack systems engineering and manufacturing expertise to attempt to increase sales to existing customers and to new customers and to identify additional potential markets, including automatic storage and retrieval systems, refrigerated steel storage rack systems, archival steel storage rack systems and additional engineered projects in the home center and other retail industries.

Inventory and Backlog

     We generally produce our products to fill specific orders or for forecasted requirements to provide us with some additional flexibility in responding to customer delivery demands, while generally producing one tube size on each mill over a six to eight week mill rolling schedule to minimize changeover costs. Inventories of our steel storage rack system products are generally a combination of components manufactured by EWCO and components purchased from third parties. Historically, stock inventory levels of steel storage rack systems components of large volume products fluctuate between two and three weeks.

     Neither EWCO nor Haines Road has a backlog of firm orders. We do not consider any of our backlog orders to be firm, as they generally may be cancelled without penalty.

Manufacturing

     The raw material for manufacturing structural steel tubing is steel coil. We purchase various gauges of steel coil that is typically 50 inches wide and weighs 40,000 to 50,000 pounds. The steel coil is slit to the desired width, typically between five (5) to sixteen (16) inches. If appropriate, we then punch holes in the steel. The slit, and sometimes punched, steel is then fed into a tube mill. The mill forms the steel into a round tube, welds the seam and then reforms the tube into the desired shape: square, rectangular, round or special shape. The tubes are then cut to a desired length and are prepared for shipment to the customer or moved for further processing, such as saw cutting, punching, drilling, mitering, de-burring, or painting. Haines Road’s mechanical steel tubing products are primarily manufactured from coated steels, such as pre-galvanized, aluminized and G90 steel.

     EWCO currently has five (5) tube mills primarily producing structural steel tubing products. We intend to use a portion of the proceeds of our initial public offering to upgrade our tube mill systems, acquire additional production tooling, material handling systems, and automation systems for EWCO’s structural steel tubing operations. We also intend to use a portion of the proceeds of our initial public offering to invest in equipment that will enable us to perform more finishing operations on EWCO’s steel tubing and to acquire a new frame welding system for EWCO’s steel storage rack systems operations to automate and reduce the costs of welding.

     The acquisition of Haines Road in February 2005 added three principal tube mills, primarily producing mechanical steel tubing. It is produced using a variety of steel types and in a wide variety of sizes. Its close tolerances allow the tubing to be used in mechanical parts with little or no metal removal or machining, making it cost-effective for many mechanical applications. One of Haines Road’s primary tube mills is a high-speed tube mill with quick change and “dimple free cut” capability. This mill has the ability to produce close tolerance tubing at high run speeds, using more efficient solid-state welding technology. This mill also has remetalizing, UVC coating and in-line quality testing capabilities. Haines Road’s other two primary mills also have in-line UVC coating as well as in-line de-dimpling capability.

     Haines Road’s mills have the capability to provide a clear UVC coating on products for customers who require or request additional corrosion resistance for more severe applications. The coating is applied in-line and is cured rapidly using “ultra-violet” technology. It is typically applied over zinc-coated substrates, such as G90, to enhance the corrosion resistant properties and prevent the onset of “white-rust.” The finish is a smooth clear paint coating, which is bonded to the substrate. Haines Road is considering adding the capability to apply the coating in various colors. The in-line remetalizing system for tube products manufactured from coated (pre-galvanized) steel repairs the weld area of the tube.

     The manufacturing process for roll formed steel storage rack systems is similar to the process for structural and mechanical steel tubing. Slit steel coil is fed into a tube mill and converted into C and U shaped sections of various lengths. These parts are then assembled together with a variety of fabricated metal components, either produced by us or acquired from third parties. The parts are assembled in fixtures and welded, currently primarily by hand, into their desired configuration. The completely welded “frames” and “beams” are then painted using an electrostatic paint system. The paint system applies a water-based acrylic enamel coating.

     For structural steel storage rack systems, we initially cut structural beams to the required dimensions. These structural components are then used for the columns or support arms of the steel storage rack system. We then use equipment such as shears, press brakes, ironworkers and presses to produce various fabricated components and then weld the necessary brackets and components to the structural columns or arms. The completely welded parts are then painted using a hand-applied electrostatic baking enamel, matched to the customer’s color requirements, on a continuous flow paint line.

     EWCO currently has one step tube mill and five (5) roll form tube mills primarily producing steel storage rack system products. Manufacturing time for an order is typically one week, although complex or large orders may take up to several weeks.

Competition

     Our structural and mechanical steel tubing and steel storage rack systems products are generally manufactured according to standard industry specifications. Substantially similar products are available from a number of manufacturers. As a result, we are subject to intense competition, principally based on price and also based on how closely the product conforms to specifications, product availability, delivery and service. Some of our competitors are larger than we are, have larger product lines, have more diversified businesses, have well-established reputations and customer relationships and have greater financial, engineering, manufacturing, marketing, distribution and management resources than we do and are more able to engage in price competition.

     Because of the size and weight of structural and mechanical steel tubing and the resulting costs of transportation and price competition, it is generally not cost effective to ship these products more than 800 miles from the manufacturing plant. This and customers’ short lead-time requirements create geographic limits for our steel tubing products.

     Our competitors may be more successful than we are in manufacturing and marketing their products, may be able to take advantage of the significant time and effort we invest in engineering and system design services for steel storage rack systems and may be better able to endure business downturns or periods of declining prices of steel tubing and steel storage rack systems products. We believe that some competitors reduce their prices and gross profits from time to time to obtain market share. We also believe that our manufacturing costs are higher than some of our competitors. As a result, our competitors may be more willing or better able to engage in price competition.

     Our more significant competitors with respect to structural and mechanical steel tubing are United States and Canadian manufacturers located within 800 miles of our selling area, including Copperweld Corporation, Atlas Tube, Inc., Bull Moose Tube Company, Levitt Tube Company, Lockjoint Tube, Inc., Sterling Pipe and Tube, Inc., Hanna Steel Corporation, Independence Tube Corporation, Allied Tube and Conduit, a division of Tyco International Limited Company, Maverick Tube Corporation, Wheatland Tube Company, Welded Tube of Canada Limited, and James Steel & Tube Company.

     Our more significant competitors with respect to steel storage rack systems are United States and Canadian manufacturers, including United Store Fixtures Company, Morgan Marshall Industries, Inc., Ridg-u-Rak, Inc., SpeedRack Products Group, Ltd. and SteelKing Industries, Inc. We believe that the principal competitive factors affecting our steel storage rack system products depend on the type of customer. For sales to distributors, we believe the principal competitive factors are price and delivery, with little engineering and system design on our part. For retail sales, we believe the principal competitive factors are price, quality, product availability, delivery and customer support systems that can work with the logistical and purchasing functions of the customer. Engineered large products are generally sold through systems consultants and manufacturing representatives. We believe that the principal competitive factors for these sales are price, quality, product availability, delivery and engineering design knowledge, including technical creativity and project management capabilities.

Steel

     We use steel coil in the manufacture of our products. We try to coordinate our steel purchases with our sales and production forecast, generally resulting in a one to two month supply of steel coil on hand. We currently seek to minimize the potential adverse impact of commodity price risks of our steel inventory by minimizing the amount of steel inventory we carry. However, opportunities to purchase larger quantities at below market value are considered and reviewed against current market conditions. A portion of our working capital may be used to purchase and store steel when prices are deemed to be favorable.

     EWCO also uses structural materials in the manufacture of its steel storage rack systems, such as angle iron, I-beams, and flange beams. EWCO generally purchases items that it uses in larger volumes directly from three steel mills to obtain the best price and quality, subject to product availability and freight costs. It typically maintains a one-month supply of large volume materials. It purchases smaller volume materials through one of two local service centers, which may charge more, but do not require us to carry as much inventory.

     In 2004, EWCO purchased approximately 73% of its steel coil from four suppliers. While we believe steel coil is generally available from a number of suppliers, the loss of any of our present suppliers, interruption of production at one or more of these suppliers or any other disruption in the supply of steel coil from these suppliers could impair our ability to manufacture our products or require us to pay higher prices to obtain steel coil from other sources. We do not intend to maintain significant inventories of steel coil. Therefore, we might incur delays in meeting delivery deadlines if a particular supplier is unable or unwilling to meet our requirements.

     The cost of steel represented approximately 64% of EWCO’s revenues in 2004. As a result, the steel industry, which is highly volatile and cyclical in nature, materially affects our business. Steel is a global commodity, with its price based on worldwide supply and demand. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices. The following table sets forth the average cost per ton of steel coil purchased by EWCO in the years ended December 31, 2004, 2003 and 2002:

	Average Cost Per Ton of Steel
	Year Ended
	December 31,
	2004	2003	2002
EWCO	$649	$294	$325

     The United States imposed anti-dumping tariffs in March 2002 on some countries over a three-year period at decreasing rates, reducing foreign imports of steel coil and increasing the cost of flat rolled steel in 2003. These protections were rescinded in December 2003, but we believe the devaluation of the U.S. dollar and increased Chinese consumption of steel have limited steel imports. We believe that these conditions, combined with increased demand from a recovering U.S. economy and increased consolidation in the domestic steel producing industry resulted in continued increased costs of steel coil in the beginning of the second quarter of 2004, although steel prices stabilized in the latter part of 2004.

Trademark and Domain Names

     We have registered the trademark SpaceRak® in the United States. The registration of this trademark is renewable indefinitely. We believe that SpaceRak® is recognizable in the industry and might be important to our steel storage rack systems business.

     Tarpon maintains web sites at www.tarponindustries.net (under construction) and www.tarponind.com (under construction). EWCO also maintains web sites at www.spacerak.net and www.ewco.net.

Environmental, Health and Safety Regulation

     Our business is subject to numerous U.S. and Canadian local, state, provincial and federal laws and regulations concerning environmental, health and safety matters, including those relating to air emissions, wastewater discharges, storm water drainage, and the generation, handling, storage, transportation, treatment and disposal of hazardous materials. Violations of such laws and regulations could lead to substantial fines and penalties. Also, there are risks of substantial costs and liabilities relating to the investigation and remediation of past or present contamination, at current or former properties used or owned by us and at third-party disposal sites, regardless of fault or the legality of the original activities that led to such contamination.

     EWCO is unaware of any material noncompliance with its air permits or applicable air, water and waste management rules and regulations at its Marysville or Marlette, Michigan facilities, except that, in July 2004, the Michigan Department of Environmental Quality, or “MDEQ,” notified EWCO that it had determined that the Marysville facility was a “major source” for certain air emissions and that EWCO had failed to apply for a Renewable Operating Permit for air emissions not covered by its Permit to Install then in effect. EWCO applied for a revised Permit to Install to obviate the need for a Renewable Operating Permit in August 2004, and received the revised Permit to Install in December 2004. The MDEQ and EWCO have negotiated a resolution of the violations alleged by MDEQ, and EWCO has agreed in principle to pay a settlement amount of approximately $31,000 to resolve the violations alleged by the MDEQ in July 2004. The MDEQ posted for public comment a proposed consent order summarizing the agreement, and the MDEQ will accept public comment on the proposed consent order until April 20, 2005.

     A Phase I and II environmental report prepared in June 2003 for the Haines Road facility in Mississauga, Ontario, acquired in 2005, did not identify any material noncompliance with applicable environmental legislation and guidelines, except that it recommended that the facility determine whether it is required to obtain from the appropriate regulatory agencies a certificate of approval for its baghouse operation. The report also identified an area of petroleum hydrocarbon soil contamination near a disconnected electrical transformer on the Haines Road property. We will be responsible for any remediation of the Haines Road site, and our agreement to purchase Haines Road allocates these costs to us.

     A Phase I update for the Haines Road facility was performed in December 2004. The report reconfirmed the prior reports’ conclusions regarding the need to determine whether a certificate of approval is necessary for the baghouse operation. We expect to determine the necessity of these approvals and, if the approvals are required, to file the necessary applications after the closing of our acquisition of Haines Road. The December 2004 Phase I update also reconfirmed the prior reports’ observations regarding an area of petroleum hydrocarbon soil contamination near a disconnected electrical transformer on the Haines Road property and also identified an additional, similar staining around an above-ground fuel storage tank. We expect to perform additional tests on these areas after the closing of our acquisition of Haines Road.

Seasonality

     There are seasonal fluctuations in demand for our products. Historically, the demand for our steel tubing products typically peaks during the first and second quarters, while demand for our steel storage rack systems typically peaks during the third and fourth quarters. The timing of these fluctuations has been dependent on the overall economy and may change as our customer and product mix change.

Insurance

     Actual or claimed defects in our products could give rise to products liability claims against us. We might be sued because of injury or death, property damage, loss of production or suspension of operations resulting from actual or claimed defects in our products. We have products liability insurance with a liability limit of $3,000,000 at EWCO.

Employees

     As of March 13, 2005, and February 17, 2005, prior to the acquisition of Haines Road, Tarpon, EWCO and Steelbank employed approximately 160 full-time individuals respectively, as described below:

	Sales and	Tubular	SpaceRak
Employer	Administrative	Manufacturing	Manufacturing	Total
Tarpon	3	0	0	3
EWCO – Marysville	32	41	72	145	*
EWCO – Marlette	1	0	4	5	**
Steelbank	7	0	0	11

Total	43	41	76	164

*	plus 2 part-time

**	plus 1 part-time

     Our future performance depends on the continued service of our key sales, production and senior management personnel and consultants.

     Approximately 117 EWCO employees are covered by a collective bargaining agreement with the International Brotherhood of Teamsters that expires on October 15, 2006. The Teamsters have represented employees at the Marysville facility since 1967 and employees at the Marlette facility since 2000.

     While we believe our relations with our employees are good, if we are unable to renew the collective bargaining agreements on mutually agreeable terms, it could result in strikes, closing our manufacturing facilities or limiting their operations, labor disruptions and increased labor costs, which would increase the costs of producing our products.

Financial Information about Geographic Areas

     The following table sets forth on a proforma basis (after giving effect to the acquisition of EWCO and Steelbank, beginning in 2002) information regarding our revenues from the United States and Canada and long-lived assets located in the United States and Canada:

	Year Ended December 31,
Revenues By Country	2004	2003	2002
	(dollars in thousands)
United States	$43,188	$26,769	$24,844
Canada	$7,849	$7,162	$7,792

	As of December 31,
Long-Lived Assets Located In	2004	2003
	(dollars in thousands)
United States	$568	$938
Canada	$67	$73

Where You May Obtain Information We File With The SEC

     We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC. The address of the SEC’s web site is http://www.sec.gov.

     The Company is currently developing a Web site at http://www.tarponind.com. We will make available free of charge on or through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will voluntarily provide electronic or paper copies of our filings free of charge upon request.

RISK FACTORS

     An investment in our common shares involves a high degree of risk. You should carefully consider the specific factors listed below, together with the cautionary statement under the caption “Cautionary Statement Regarding Forward Looking Statements” and the other information included in this report, before purchasing our common shares. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common shares could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

We and our acquired companies have a history of losses, and may not achieve profitability in the future, which would adversely affect the price of our common shares.

     Tarpon, our parent company, does not have any revenue generating operations. It operates through its recently acquired operating subsidiaries, EWCO and Steelbank and Haines Road. From our inception on January 16, 2002 through December 31, 2004, Tarpon did not generate any revenues and incurred net losses of approximately $3,411,377 Tarpon has funded such losses and a portion of its acquisition costs through equity investments and through the proceeds of our initial public offering. EWCO experienced profitability in the twelve month period ended December 31, 2004, and incurred a net loss of approximately $1.3 million in 2003, but the 2004 profitability may not be sustainable. If EWCO and other affiliated companies are not able to attain profitability, the market price of our common shares will likely decline.

We expect our expenses to increase, which could result in losses or frustrate our business strategy.

     We expect to incur increased depreciation expenses in connection with our capital improvements plans and expenses in connection with grants of options to non-employees. In addition, acquisition expenses, interest, and other expenses from our 2004 note financing began to increase our costs beginning in our second quarter of 2004. Our expenses might be greater than we expect, which might result in losses, and it is possible that our business strategy will not be successful.

We currently have no commitment for mortgage financing for the Haines Road real estate, and if we fail to obtain it within 90 days of the closing date, our Haines Road business might have to discontinue its operations for a significant time, we could be subjected to onerous lease terms even if we are allowed to remain on the premises, and we would be liable for damages for breaching our purchase agreement.

     We currently have no commitment for the mortgage financing we need to complete the acquisition of the Haines Road real estate. We have only 90 days after the closing of our acquisition of Haines Road’s operating assets to close our purchase of the Haines Road real estate, although the owner has agreed to extend our use of the premises for up to one year if we are unable to close our purchase of the Haines Road real estate within this 90-day period. The proceeds of our initial public offering will not be sufficient to fund the acquisition of the Haines Road real estate, and we have assumed that we will be able to obtain approximately $3,019,000 (Cdn.$3,700,000) in mortgage financing to complete the acquisition. If we are unable to obtain that financing and complete the acquisition of the Haines Road real estate within the 90-day period, we could be evicted from the premises after the extended lease term, which would likely require us to discontinue Haines Road’s business for a significant period of time or even permanently. Even if the landlord would agree to allow us to continue to operate the Haines Road assets on the premises after the extended lease term, we could be subjected to burdensome lease terms, including significantly increased rent or restrictions on our use of the premises, which could make it unprofitable, inefficient or impractical to operate the Haines Road business at that location. Even if we could find another suitable location on terms and conditions acceptable to us, we would incur substantial costs and disruption of our business if we were required to move our Haines Road assets to a different location. We would also be subject to damage claims for failure to acquire the Haines Road real estate pursuant to our purchase agreement.

Our level of indebtedness materially affects our operations and even our survival.

     Excluding indebtedness we repaid from the proceeds of our initial public offering, as of December 31, 2004 our total consolidated indebtedness for borrowed money, including current maturities, was approximately $9,602,000. Subject to the limits on EWCO and Steelbank pursuant to their credit facilities, we may incur additional debt in the future. Our level of indebtedness and the debt servicing costs associated with that indebtedness will require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes. In addition, a material default in our indebtedness obligations could result in the failure of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” for a description of the maturities of our long-term debt.

Covenant restrictions in our credit facilities may limit our ability to operate our business and, if we do not comply with them, may prevent us from borrowing under those facilities and may require us to seek to refinance our loans.

     EWCO has a credit facility secured by all of its personal property. Its loan agreement requires it to maintain a minimum debt service coverage ratio and minimum tangible net worth. It also generally prohibits dividends and limits EWCO’s ability to make capital expenditures and incur additional debt. Steelbank has a credit facility secured by all of its assets. Its credit facility prohibits Steelbank from guaranteeing additional indebtedness, incurring indebtedness, creating liens, paying dividends, making certain types of investments, entering into transactions with affiliates, making capital expenditures in excess of $500,000 Canadian dollars in any fiscal year, selling assets, merging with other companies or entering into any transactions outside of the ordinary course of business. It also requires compliance with several financial covenants, including adjusted net worth, debt service coverage and interest coverage covenants. These covenants affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Moreover, our failure to comply with the financial or other covenants could result in an event of default that, if not cured or waived, could prevent us from borrowing under our credit facilities and could cause us to seek to refinance our borrowings. We intend to seek approximately $3,019,000 (Cdn.$ 3,700,000), in mortgage financing for Haines Road’s real estate, although we currently have no commitment for the mortgage financing.

Rising interest rates will have a substantial impact on our interest expense under our working capital loans and will impact our ability to make our debt payments.

     Interest under our existing and proposed working capital facilities accrues at fluctuating rates. Rising interest rates could have a substantial impact on our interest expense and will impact our ability to make our debt payments. As of December 31, 2004, each 1% increase in prime rates would result in an approximate increase of $175,000 in our yearly interest expense under such facilities, assuming they are at the maximum permitted amounts.

Our financial resources are not sufficient to finance any additional acquisitions.

     We believe that our financial resources will be adequate to satisfy our operating and capital requirements for at least the next 12 months, except for additional acquisitions beyond the Haines Road acquisition, unless they are made with our common shares. If we are unable to consummate additional acquisitions with our common shares, we will be required to raise capital through additional sales of debt or equity securities, which might not be possible, or forego the acquisition.

We do not have a combined operating history with our acquired companies, so historical financial information is not necessarily a good indicator of future results of operations or financial condition; we have limited experience operating and integrating steel tube and pipe and steel storage rack system manufacturers and distributors.

     Over the last twelve months, we acquired EWCO, Steelbank and Haines Road. All of our senior management group joined us in 2004 or later, and two senior EWCO managers resigned following our purchase of EWCO. As a result, our experience as a unified enterprise in operating steel manufacturers and distributors is very limited, and the financial information regarding our acquired companies included in this report substantially reflects their operations before we acquired, managed and controlled them and may not be indicators of their future results of operation or financial condition. In addition, our lack of a combined operating history may result in difficulty integrating our operations, service interruptions to our customers, inefficiencies and conflicts.

Our success depends on our ability to attract and retain key personnel.

     Our present and future performance depends on the continued service of our key sales, production and senior management personnel and consultants. Our key employees include J. Peter Farquhar, our Chief Executive Officer, James T. House, our Senior Vice President, Chief Financial Officer and Chief Accounting Officer, Patrick J. Hook, our President and Chief Operating Officer, C. David Weaver, Vice President of Sales & Engineering in EWCO’s SpaceRak division, Jerry Cunningham, EWCO’s General Manager of Operations, and Barry Seigel, Mark D. Madigan and Jeffrey Greenberg, former owners of Steelbank who now manage its and, in the case of Mr. Madigan, also EWCO’s sales and distribution activities, all of whom became associated with us in the last ten months. We have also engaged Bainbridge Advisors, Inc., an advisory firm primarily owned by Gary D. Lewis, our former Chairman of the Board, President and Chief Executive Officer, to provide general advice and services and to assist us in completing and integrating our acquisitions. The loss of the services of any of these individuals or entities could have an adverse effect on us. We do not maintain any significant key man life insurance on any of our key personnel.

     Charles Vanella, the former Chief Executive Officer and President of Tarpon and EWCO, and Jason Vines, the former Chief Accounting Officer of Tarpon and EWCO, our current principal operating subsidiary, resigned approximately four months after we acquired EWCO. In August 2004, we entered into a Termination Agreement with Mr. Vanella, pursuant to which he resigned from all of his positions with us and agreed to render consulting services to us for one year. Mr. Vanella had served as President of EWCO since 1998, as Chief Executive Officer of EWCO since April 2004, and as one of its officers since 1995 and was its sole shareholder at the time of our purchase of EWCO in April 2004. In addition, Mr. Vines resigned in October 2004. Mr. Vines is Mr. Vanella’s son-in-law and served EWCO in a financial capacity from April 2000 to February 2001 and from February 2003 to October 2004. The Chief Executive Officer functions have been assumed by J. Peter Farquhar, Patrick J. Hook has assumed the President and Chief Operating Officer functions, and James T. House had assumed the Chief Accounting Officer function in 2004 on an interim basis.

Our internal financial reporting procedures are in development and we will need to allocate significant resources to meet applicable internal financial reporting standards.

     Until April 2004, we consisted only of a holding company with no operations. In April and May 2004, we acquired EWCO and Steelbank. These companies were established private companies with accounting procedures not suitable for public company reporting. In February 2005, we acquired Haines Road. This was one operation of a larger private company, again with accounting procedures which were not suitable for public company reporting.

     Our Independent Registered Public Accounting Firm has identified a variety of deficiencies in our internal financial reporting procedures. These deficiencies stem in significant part from the acquisition policy which we are following in which private, unrelated companies are being combined. Nine of these deficiencies were classified as significant which when aggregated meet the definition of a material weakness in our systems of internal control. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The significant deficiencies are as follows:

     A. A lack of formalized accounting policies and procedures, including written procedures for monthly, quarterly and annual closing of our financial books and records,

     B. A lack of common systems or a common chart of accounts and we use spreadsheets to perform consolidations, which has resulted in errors,

     C. Insufficient staff in the accounting and information technology departments.

     D. Insufficient process to ensure financial statements adequately disclose information required by Generally Accepted Accounting Principles (GAAP),

     E. Account reconciliations and supporting documentation not prepared on a timely basis,

     F. Duties and control activities within the finance function have not been appropriately segregated,

     G. The Company does not have a formal process to ensure that appropriate system access is granted,

     H. A lack of adequate process to identify and ensure that non-standard journal entries are subject to an appropriate level of review and,

     I. Little review or oversight of the reporting process which has resulted in the inability to detect errors.

     In addition, our independent auditors have informed us that our compliance with section 404 of the Sarbanes-Oxley Act will require significant resources for which our independent auditors have concluded we do not have the necessary in-house expertise.

     As a public company, we will have significant requirements for enhanced financial reporting and internal controls. We are taking steps to unify the financial reporting of all of our component companies, to increase our accounting and information technology staff and to put in place internal controls concerning accounting entries and adjustments, with full documentation, which are responsive to the issues raised by our independent auditors, and, as of this time, we have made progress on these points. We have hired additional staff and are in the initial planning phase of upgrading our information technology systems. We expect these steps to be completed by December 31, 2005, but it is possible that they might not be completed by then.

     These efforts require significant time and resources. If we are unable to establish appropriate internal financial reporting controls and procedures, our reported financial information may be inaccurate and we will encounter difficulties in the audit or review of our financial statements by our independent auditors, which in turn may have material adverse effects on our ability to prepare financial statements in accordance with generally accepted accounting principles and to comply with our SEC reporting obligations.

Sale and distribution of our products by Steelbank is expected to lead to the loss of a substantial number or all of Steelbank’s other manufacturer sources and may result in supply interruptions to its customers.

     Steelbank is expected to lose 90% of its existing manufacturer sources as a result of our plan to increase Steelbank’s direct sale and distribution of EWCO and Haines Road products. In particular, manufacturers that compete with our subsidiaries are expected to stop using Steelbank to distribute or sell their products. For the year ended December 31, 2004, approximately $6,507,000, or 80%, of Steelbank’s revenues were derived from products made by manufacturers other than EWCO or Haines Road, although approximately $5,856,000 or 90% of those sales were of products that EWCO or Haines Road are capable of manufacturing. Loss of these suppliers could adversely affect Steelbank’s ability to fulfill customer orders, resulting in damage to Steelbank’s customer relationships.

Our products are viewed as commodities, and are subject to intense competition based on price.

     Our structural and mechanical steel tubing and steel storage rack systems products are generally a commodity. As a result, we are subject to intense competition, principally based on price and also based on how closely the product conforms to specifications, product availability, delivery and service. Some of our competitors are larger than we are, have larger product lines, have more diversified businesses, have well-established reputations and customer relationships and have greater financial, engineering, manufacturing, marketing, distribution and management resources than we do and are more able to engage in price competition.

Our products have limited geographic markets.

     Because of the size and weight of structural and mechanical steel tubing and the resulting costs of transportation and price competition, it is generally not cost effective to ship these products more than 800 miles from the manufacturing plant. This and customers’ short lead-time requirements limit the market for our steel tubing products.

The volatile nature of steel prices could adversely affect our sales and operating profits.

     The cost of steel for manufacturing our products represented approximately 66% of EWCO’s revenues in 2004. As a result, the steel industry, which is highly volatile and cyclical in nature, materially affects our business. EWCO’s average steel costs increased approximately 85% from 2003 to 2004. Changes in steel prices have a significant impact on the margins for our products. While we attempt to recover any increase in steel costs by increasing the price of our products, increases in the prices of our products might not fully compensate for steel price increases and can lag behind increases in steel prices, adversely affecting our gross profit margins.

We are dependent on a few suppliers for a significant portion of our steel, so interruption of that supply could impair our ability to manufacture our products or require us to pay higher prices to obtain steel.

     In 2004, EWCO purchased approximately 73% in dollar value of its steel from a total of four suppliers. While we believe steel is generally available from a number of suppliers, the loss of any of our present suppliers, interruption of production at one or more of these suppliers or any other disruption in the supply of steel from these suppliers could impair our ability to manufacture our products or require us to pay higher prices to obtain steel from other sources. We do not intend to maintain significant inventories of steel.

A majority of our employees are covered by collective bargaining agreements that could subject us to additional labor costs or strikes.

     As of March 13, 2005, approximately 117 EWCO employees are covered by a collective bargaining agreement with the International Brotherhood of Teamsters that expires in October 2006. While we believe our relations with these employees are good, if we are unable to renew the collective bargaining agreements on mutually agreeable terms, it would result in labor disruptions, strikes, plant shutdowns and increased labor costs, which could result in lost sales and increase the costs of producing our products.

We are dependent on third parties to transport our products, so their failure to transport our products could adversely affect our earnings, sales and geographic market.

     We use third parties for the majority of our shipping and transportation needs. If these parties fail to deliver our products in a timely fashion, including due to lack of available trucks or drivers, labor stoppages, or traffic delays at the U.S. or Canadian borders, or if there is an increase in transportation costs, including due to increased fuel costs, it would have a material adverse effect on our earnings and could reduce our sales and geographic market.

There are risks associated with our acquisition strategy, including our inability to successfully complete acquisitions, our assumption of liabilities, dilution of your investment, significant costs and additional financing required.

     We intend to expand our markets and customers through strategic acquisitions of other steel tubing, steel storage rack system and related product manufacturers, distributors or both, although we have no agreement or understanding for any other acquisition. Risks associated with our current and potential acquisitions include the disruption of our ongoing business, problems retaining the employees of the acquired business, assets acquired proving to be less valuable than expected, the potential assumption of unknown or unexpected liabilities, costs and problems, the inability of management to maintain uniform standards, controls, procedures and policies, the difficulty of managing a larger company, the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprises and the difficulty of integrating the acquired operations and personnel into our existing business.

     We intend to use common shares or other securities to finance a portion of the consideration for future acquisitions, either by issuing them to pay a portion of the purchase price or selling additional shares to investors to raise cash to pay a portion of the purchase price. If our common shares do not maintain sufficient market value or potential acquisition candidates are unwilling to accept our common shares as part of the consideration for the sale of their businesses, we will be required to raise capital through additional sales of debt or equity securities, which might not be possible, or forego the acquisition opportunity, and our growth could be limited. In addition, securities issued in such acquisitions may dilute the holdings of our current or future shareholders.

Steelbank’s and Haines Road’s operations are located in Canada, and exchange rate fluctuations between the U.S. and Canadian dollar will affect our results of operations.

     A substantial amount of our sales and operating costs are in Canadian dollars. As a United States company, we will be exposed to cash flow and earnings volatility as a result of fluctuations in relative currency values. In particular, our results of operations may be adversely affected by a strengthening of the United States dollar against the Canadian dollar. A strengthening of the Canadian dollar against the United States dollar would adversely affect our ability to export products manufactured in Canada, such as by Haines Road.

Seasonal fluctuations affect demand for our products.

     We expect seasonal fluctuations in demand for our products. Historically, the demand for our steel tubing products typically peaks during the first and second calendar quarters, while demand for our steel storage rack systems typically peaks during the third and fourth calendar quarters. The timing of these fluctuations has been dependent on the overall economy and may change as our customer and product mix change.

Equipment failures or casualties will interfere with production and increase costs.

     Our manufacturing processes depend on production mills and related equipment, which are occasionally out of service as a result of mechanical failures. We may experience material plant shutdowns or periods of reduced production as a result of equipment failures. Interruptions in our production capabilities will increase production costs and reduce our sales and earnings. Furthermore, any interruption in production capability may require us to make capital expenditures to remedy the situation, which could have a negative effect on our profitability and cash flows. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, loss of energy, explosions and adverse weather conditions.

We are dependent on a small sales force for a majority of our sales, so losing any of them would adversely affect our business.

     We depend on a sales force of approximately eight people for a majority of our sales, which includes one Haines Road sales employee. Our sales force accounted for approximately 92% of EWCO’s sales in 2004. Therefore, the loss of any of our sales employees may have an adverse effect on our business, financial condition and results of operations. As of April 1, 2005, we had a seven person sales force.

We are dependent on our distributors for a significant portion of our SpaceRak sales, so their failure to sell our products adequately would adversely affect our business.

     We depend on our distributors for a significant portion of our sales of SpaceRak products. If our distributors fail to market, promote and sell our products adequately, our business, financial condition and results of operations would be adversely affected.

Purchasers of our products may assert product liability claims against us.

     Actual or claimed defects in our products could give rise to products liability claims against us. We might be sued because of injury or death, property damage, loss of production or suspension of operations resulting from actual or claimed defects in our products. Regardless of whether we are ultimately determined to be liable, we might incur significant legal expenses not covered by insurance. In addition, products liability litigation could damage our reputation and impair our ability to market our products. Litigation could also impair our ability to retain products liability insurance or make our insurance more expensive. EWCO has products liability insurance with a liability limit of $3,000,000. We could incur product liability claims in excess of our insurance coverage or that are subject to substantial deductibles, or we may incur uninsured product liability costs. If we are subject to an uninsured or inadequately insured products liability claim based on our products, our business, financial condition and results of operations would be adversely affected.

Environmental, health and safety laws regulating the operation of our business could increase the costs of producing our products and expose us to environmental claims.

     Our business is subject to numerous U.S. and Canadian local, state, provincial and federal laws and regulations concerning environmental, health and safety matters, including those relating to air emissions, wastewater discharges and the generation, handling, storage, transportation, treatment and disposal of hazardous materials. Violations of such laws and regulations could lead to substantial fines and penalties. Also, there are risks of substantial costs and liabilities relating to the investigation and remediation of past or present contamination, at current or former properties used or owned by us and at third-party disposal sites, regardless of fault or the legality of the original activities that led to such contamination. Moreover, future developments, such as changes in laws and regulations, more stringent enforcement or interpretation of laws and regulations, and claims for property damage or personal injury would cause us to incur substantial losses or expenditures. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws, regulations, enforcement proceedings or private claims might have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Our Common Shares

The market price of our common shares could fluctuate significantly and an active trading market for the common shares might not develop.

     Before our initial public offering, there was no public market for our common shares. Although our common shares are listed on the American Stock Exchange, an active trading market might not develop. If an active trading market for the common shares does not develop or is not maintained, holders of common shares might find it difficult to resell, or be unable to sell, their common shares. The market price of our common shares might be highly volatile. Also, changes in our business, our results of operations, our financial condition, our industry, the economy, stock markets in general and trading in our stock in particular could cause the market price of our shares to fluctuate substantially.

We may not be able to maintain our listing on the American Stock Exchange, which may adversely affect the ability of purchasers in our initial public offering to resell their securities in the secondary market.

     Although our common shares are listed on the American Stock Exchange, we might not meet the criteria for continued listing on the American Stock Exchange in the future. If we are unable to meet the continued listing criteria of the American Stock Exchange and became delisted, trading of our common shares could be conducted in the over-the-counter market in the so-called “pink sheets” or, if available, the NASD’s Electronic Bulletin Board. In such case, an investor would likely find it more difficult to dispose of our securities or to obtain accurate market quotations for them. If our common shares were delisted from the American Stock Exchange, they may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, which imposes sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors.” Application of this rule could adversely affect the ability, willingness or both of broker-dealers to sell our securities and may adversely affect the ability of purchasers in our initial public offering to resell their securities in the secondary market.

The market price of the common shares may be depressed by shares eligible for future sale, shares reserved for future issuance upon the exercise of options and warrants and registration rights we have granted.

     Future sales of substantial amounts of common shares in the public market or the perception that such sales could occur could adversely affect the market price of the common shares. As of March 31, 2005, there are 4,640,130 common shares outstanding. Options and warrants to purchase an aggregate of 1,105,585 common shares outstanding and an additional 303,225 common shares reserved for issuance upon exercise of options which have not yet been granted under our 2004 stock option plan. The common shares underlying these options and warrants will be eligible for sale under Rule 144 beginning at varying times from the date of this report through 12 months after the option or warrant is exercised. We have registered for resale 758,800 of these common shares, including 465,000 common shares subject to warrants issued in our 2004 note financing, 100,000 common shares subject to warrants issued to designees of the placement agent in our 2004 note financing, and 193,800 common shares subject to warrants being granted to the lead underwriters in connection with our initial public offering, and we expect to file a registration statement covering the common shares issuable under our 2004 stock option plan.

Provisions of our Articles of Incorporation, Bylaws and corporate law have potential anti-takeover effects.

     Some provisions in our articles of incorporation and bylaws could delay or prevent a change in control of the Company, even if that change might be beneficial to our shareholders. Our restated articles of incorporation and bylaws contain provisions that might make acquiring control of us difficult, including provisions limiting rights to call special meetings of shareholders and regulating the ability of our shareholders to nominate directors for election at annual meetings of our shareholders. In addition, our board of directors has the authority, without further approval of our shareholders, to issue preferred shares having such rights, preferences and privileges as the board of directors may determine. Any such issuance of preferred shares could, under some circumstances, have the effect of delaying or preventing a change in control of the Company and might adversely affect the rights of holders of common shares.

     In addition, we are subject to Michigan statutes regulating business combinations, takeovers and control share acquisitions, which might also hinder or delay a change in control of the Company. Anti-takeover provisions in our restated articles of incorporation and bylaws, anti-takeover provisions that could be included in the preferred shares when issued and the Michigan statutes regulating business combinations, takeovers and control share acquisitions can depress the market price of our securities and can limit the shareholders’ ability to receive a premium on their shares by discouraging takeover and tender offer bids, even if such events could be viewed as beneficial by our shareholders.

     Our directors serve staggered three-year terms, and directors may be removed only for cause. Our restated articles of incorporation also set the minimum number of directors constituting the entire Board at three and the maximum at fifteen, and they require approval of holders of 90% of our voting shares to amend these provisions. These provisions could have an anti-takeover effect by making it more difficult to acquire us by means of a tender offer, a proxy contest or otherwise or by removing incumbent officers and directors. These provisions could delay, deter or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interests, including those attempts that might result in a premium over the market price for the common shares held by our shareholders. See “Description of Securities.”

The underwriters of our initial public offering continue to have significant influence over us.

     We have agreed that for a period of two years from the closing of our initial public offering in February 2005, we will allow Joseph Gunnar & Co., LLC the right to appoint a non-voting observer to our board of directors. Joseph Gunnar & Co., LLC expects to appoint Stephan Stein, its chief operating officer, as its non-voting observer. The observer will be entitled to attend all meetings of the board of directors, to receive all notices and other correspondence and communications we send to the board of directors and to receive any compensation that may be paid to our non-employee directors. We have also entered into an agreement for Joseph Gunnar & Co., LLC to provide non-exclusive investment banking services to us on an ongoing basis, unless either party notifies the other of its intention not to renew before the expiration of the then current one-year term. These arrangements may enable Joseph Gunnar & Co., LLC to exert significant influence over us through the presence of its designee at our board meetings and through its provision of investment banking services to us.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this report are forward-looking statements. Forward-looking statements include statements relating to our performance in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business” sections of this report. In addition, we may make forward-looking statements in future filings with the Securities and Exchange Commission and in written materials, press releases and oral statements issued by us or on our behalf. Forward-looking statements include statements regarding the intent, belief or current expectations of us or our officers, including statements preceded by, followed by or including forward-looking terminology such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “propose,” “estimate,” “continue,” “predict” or similar expressions, with respect to various matters. Our actual results are likely to differ materially from those projected in the forward-looking statements due to numerous factors, particularly those discussed in “Risk Factors.” All forward-looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise.

ITEM 2. PROPERTIES

     EWCO leases approximately 200,000 square feet of manufacturing and office space in Marysville, Michigan, approximately 60 miles north of Detroit, and approximately 40,000 square feet of manufacturing space in Marlette, Michigan, approximately 80 miles north of Detroit. Approximately 7,000 square feet of the Marysville facilities is office space. Average monthly rent for the two facilities is $22,352 a month, excluding occupancy costs, and the leases expire in October 2006. We believe that these facilities are more than suitable and adequate for our current needs, and that EWCO has significant additional manufacturing capacity that will allow for substantial expansion of our business and number of employees.

     Haines Road currently leases, and has agreed to buy, approximately 100,000 square feet of manufacturing and office space on Haines Road in Mississauga, Ontario, Canada, a suburb of Toronto. Approximately 15,000 square feet of the Mississauga facility is office space. We currently lease the facility for a monthly rent of approximately $62,300 (Cdn.$75,000) a month, excluding occupancy costs, until the closing of the purchase of the real estate. We expect to finance part of the purchase price of the Haines Road real estate with approximately $3,019,000 (Cdn.$3,700.000) of mortgage loans, although we currently only have a commitment for approximately $979,000 (Cdn.$1,500,000) of seller financing and no commitments for the remainder of such financing. We believe that this facility is more than suitable and adequate for our current needs, and that Haines Road has significant additional manufacturing capacity that will allow for substantial expansion of our business and number of employees.

     Steelbank leases approximately 18,000 square feet of office and warehouse space in Mississauga, Ontario, Canada, a suburb of Toronto. Monthly rent for the facility is currently $8,433 a month, excluding occupancy costs, and the lease expires, unless otherwise renewed, on

June 30, 2006. We believe that these facilities are suitable and adequate for our current needs, although we intend to combine the Steelbank offices and warehouse with the Haines Road facility, and either terminate its lease or sublease the existing Steelbank facility.

ITEM 3. LEGAL PROCEEDINGS

     We are involved from time to time in routine litigation incidental to our business. This litigation arises principally from claims of defects in our products sold, from governmental agency proceedings relating to occupational safety and health, wage and hour laws and similar employment and workplace regulations, from workers compensation, and from employment termination claims. Although the amount of any liability that could arise with respect to these actions cannot accurately be predicted, in our opinion, such liability will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By written consent dated October 16, 2004, (before our initial public offering), our shareholders unanimously approved an amendment and restatement of our Articles of Incorporation and Bylaws, elected J. Peter Farquhar as a Class I director with a term expiring at the annual meeting of shareholders in 2007, Dr. Robert Pry, as a Class II director with a term expiring at the annual meeting of shareholders in 2005, and Michael Ard, as a Class III director with a term expiring at the annual meeting of shareholders in 2006, approved our 2004 Stock Option Plan and ratified previous corporate actions.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

     Our current executive officers and the positions held by them are as follows:

	Executive
	Officer
Name	Since	Age	Position
J. Peter Farquhar	8/04	49	Chairman of the Board, Chief Executive Officer, Secretary and Class I Director
Patrick T. Hook	2/05	38	President and Chief Operating Officer
James T. House	8/04	43	Senior Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary

     J. Peter Farquhar. Mr. Farquhar has served as our Class I director since December 2003, our Secretary since March 2004, our non-officer Chairman of the Board since April 2004 and our Chief Executive Officer since August 2004. Mr. Farquhar has served as a director of EWCO since April 2004 and of Steelbank since May 2004 and as Chief Executive Officer of EWCO and Steelbank since August 2004. He also served as our, EWCO’s and Steelbank’s President from August 2004 to February 2005. Mr. Farquhar also served as our Treasurer from April 2004 to August 2004. Since April 2002, he has also served as Project Manager for FCL Builders, Inc., a design-build general contractor, managing commercial construction projects in the Chicago area. From June 2001 to March 2002, he served as a self-employed consultant, performing work for several companies in the primary steel and steel tubing industries. From November 2000 to

May 2001, he served as Chief Operating Officer and from July 2000 to November 2000, as Vice President—Integration, for Concord Steel, a fabricated steel counterweight manufacturer and a retailer of certified chemistry steel plate. From January 1998 to June 2000, he served as Director of Business Development, and from March 1995 to January 1998, he served as Vice President of Operations, of Welded Tube of America, a manufacturer of structural steel tubing. Before that, he served in various senior management and operating capacities with Katayama American Company, a roll formed and stamped steel automotive supplier, and ITT Automotive Inc., a tubular and stamped steel automotive supplier. Mr. Farquhar received a BA Sc degree in Mechanical Engineering from the University of Waterloo and an MBA from the University of Michigan. Mr. Farquhar is a party to an employment agreement with us that requires us to elect him to the offices he has agreed to hold with us.

     Patrick J. Hook. Mr. Hook has served as our President and Chief Operating Officer since February 2005. Mr. Hook has served as Operations Manager for Copperweld, Inc., Chicago Division, a steel tubing manufacturer, from September 2001 to February 2005. In this capacity, Mr. Hook has been responsible for all operating activities for the Chicago and Bedford Park divisions of Copperweld. From March 2001 to September 2001, Mr. Hook served as Plant Manager of Copperweld’s Birmingham Division. From November 1999 to March 2001, Mr. Hook reported directly to the Copperweld U. S. Structural Division Vice President. In this capacity, Mr. Hook was responsible for integrating the operations of four U.S. Structural Steel Tubing Divisions that were acquired through acquisition. From August 1997 through October 1999, Mr. Hook was the Plant Manager of LTV Corporation – Youngstown Division, a steel manufacturer. Mr. Hook’s previous experience includes several positions of increasing responsibilities in the engineering and operating arenas while employed with LTV Steel at the Indiana Harbor Works Division. Mr. Hook received a B.S. in mechanical engineering from Michigan Technological University and is a graduate of the University of Michigan Executive Manufacturing Program. Mr. Hook is a member of the Tube and Pipe Association, International and of the Tube and Pipe Producing Technology Council. Mr. Hook is a party to an employment agreement with us that requires us to elect him to the offices he has agreed to hold with us.

     James T. House. Mr. House has served as our Senior Vice President, Chief Financial Officer and Treasurer and as EWCO’s Chief Financial Officer since August 2004 and as EWCO’s Chief Accounting Officer since October 2004. From December 2001 until July 2004, Mr. House served as Vice President – Chief Financial Officer of New Horizons Computer Learning Centers, Inc, an independent information technology training company. From 1995 until 2001, Mr. House served as Vice President – Chief Financial Officer of Superior Consultant Holdings Corporation, an international health care consulting firm. Mr. House received a B.A. in Business – Accounting from Michigan State University. Mr. House is a party to an employment agreement with us that requires us to elect him to the offices he currently holds.

     Our officers serve at the discretion of the board of directors.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

     Our common shares have traded on The American Stock Exchange under the trading symbol “TPO” since the February 14, 2005 effective date of our initial public offering. There was no established public trading market for our common shares before February 14, 2005. The following table sets forth, for the periods indicated, the high and low sales prices for our common shares as reported by The American Stock Exchange.

	High	Low
Fiscal Year Ending December 31, 2005 First Quarter (2/14/05 to 3/22/05)	$5.99	$4.80

     As of March 22, 2005, we had 29 shareholders of record.

Dividends

     We have never paid cash dividends on our common shares and do not expect to pay such dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business. Any future payment of dividends will be in the sole discretion of our board of directors. Credit agreements with our subsidiaries prohibit the payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

     1. From December 2002 through October 2003, we privately placed 114,688 newly-issued common shares to six accredited investors, at a price of $5.97 per share, for gross proceeds of $685,000. Our net proceeds, after deducting the expenses of the offering, were approximately $582,000. As part of the issuance of these common shares, we agreed that upon completion of our initial public offering, we would issue additional common shares to these purchasers so that the total common shares they receive equals (1) 1.35 times the amount they invested in our initial public offering, divided by (2) our initial public offering price per share. We issued 70,262 additional common shares to these shareholders as a result of our initial public offering in February 2005, lowering their effective purchase price to $3.70 a share. The common shares were issued in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act and Rule 505 and 506 of Regulation D under the Securities Act.

     2. In February and March 2004, we privately placed $150,000 of our junior subordinated secured promissory notes to two of our existing accredited investor shareholders. The notes were issued at their face amount, bore interest at 8% a year, 15% after January 5, 2005, and were paid in February 2005 at the closing of our initial public offering. The notes were secured by our assets and the assets of our subsidiaries, but were subordinate to our subsidiaries’ secured bank financing. Our net proceeds, after deducting the expenses of the offering, were approximately $146,000. We also granted the purchasers in the February and March offerings warrants to purchase 30,000 common shares at $5.00 a share. The warrants are exercisable for five years beginning August 16, 2005. The notes and warrants were issued in reliance on the exemptions from registration contained in Sections 3(a)(3), 4(2) and 4(6) of the Securities Act and Rule 505 and 506 of Regulation D under the Securities Act.

     3. In March 2004, we issued 10,000 of our common shares to one of our consultants, in payment of $50,000 for consulting fees. The common shares were issued in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act.

     4. In April 2004, we privately placed $2,000,000 of our junior subordinated promissory secured notes to 27 accredited investors in our 2004 note financing. The notes were issued at their face amount, bore interest at 8% a year, 15% after January 5, 2005, and were paid in the February 2005 closing of our initial public offering. The notes were secured by our assets and the assets of our subsidiaries, but were subordinate to our subsidiaries’ secured bank financing. We also granted the purchasers in the April offering warrants to purchase 435,000 common shares at $5.00 a share. The warrants are exercisable for five years beginning August 16, 2005.

     Joseph Gunnar & Co., LLC, one of the underwriters in our initial public offering, was our placement agent in our April 2004 $2,000,000 note financing. Joseph Gunnar & Co., LLC received for its services (1) $200,000 in commissions and fees, (2) a $50,000 non-accountable, non-refundable retainer ($25,000 of which was applied to our initial public offering and was credited against its non-accountable expense allowance of our initial public offering), (3) reimbursement of its out-of-pocket expenses, including the fees of its counsel, subject to (a) a $35,000 limit on legal fees of its counsel in connection with blue sky matters and blue sky filing fees, plus disbursements, and (b) a credit of $25,000 for a portion of the retainer received by the placement agent, which was credited against its expenses, (4) a five year warrant to purchase 100,000 common shares at $6.25 a share, which was issued to its employee designees, (5) the right to appoint a non-voting observer to our board of directors for two years from the completion of our April 2004 note financing, and (6) a monthly agreement to provide investment banking services to us in consideration for a $7,500 a month retainer plus out-of-pocket expenses and success fees for business combinations, other than EWCO, Haines Road and Steelbank.

     Our net proceeds, after deducting the commissions and fees and the expenses of the offering, were approximately $1,725,000. The notes and warrants were issued in reliance on the exemptions from registration contained in Sections 3(a)(3), 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D under the Securities Act

     We have registered the resale by the warrant holders of the common shares underlying the warrants described in Items 1 and 3 above to permit the warrant holders to resell these shares to the public.

     5. We effected a 1-for-3.69203259 reverse split in December 2003 and a 1-for-1.6176795 reverse stock split in March 2004. The reverse stock splits were effected in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act.

     6. In connection with our acquisition of Steelbank, we agreed to issue 60,636 of our common shares to the three accredited investor former owners of Steelbank. These common shares were issued at the February 2005 closing of our initial public offering in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act.

     7. We granted designees of Bainbridge Advisors, Inc., one of our consultants, J. Peter Farquhar, our Chief Executive Officer, James T. House, our Chief Financial Officer, Patrick J. Hook, our President and Chief Operating Officer, Jeffrey Greenberg, Mark D. Madigan, and Barry Seigel, former owners of Steelbank, J. Peter Farquhar, Dr. Robert H. Pry and Michael A. Ard, three of our directors, and various employees (including Mr. Madigan), options to purchase 110,000, 50,000, 40,000, 40,000, 18,802, 18,802, 18,802, 10,000, 10,000, 10,000 and 22,500 common shares, respectively, under our 2004 Stock Option Plan, and we have granted J. Peter Farquhar, one of our directors, 2,000 common shares, all effective at the February 2005 closing of our initial public offering. Bainbridge designated Gary D. Lewis and his son, Gary N. Lewis, who both perform consulting work for us, as its designees. The common shares, the options, and the offer of the underlying common shares upon exercise of the options, were granted in reliance on the exemptions from registration contained in Rule 701 under the Securities Act and Section 4(2) of the Securities Act.

Offering Proceeds

     On February 17, 2005 and February 23, 2005 (with respect to the underwriters’ over-allotment option), we completed our initial public offering (the “Offering”) of an aggregate of 3,277,500 newly-issued common shares, no par value, at a public offering price of $5.00 per share, for gross proceeds to the Company of $16,387,500. The Offering was underwritten by a group of underwriters for which Joseph Gunnar & Co., LLC, LaSalle St. Securities L.L.C. and Newbridge Securities Corporation served as lead underwriters. The effective date of the Company’s Registration Statement on Form S-1 (file no. 333-120117) in connection with the Offering was February 14, 2005. The Offering commenced on February 14, 2005 and closed on February 17, 2005 (February 23, 2005 with respect to the underwriters’ over-allotment option) after the sale of all securities registered, including the 427,500 shares offered by the Company pursuant to an option granted to the underwriters to cover over-allotments. The following table provides information regarding the Offering.

The Company
Amount Registered	3,277,500 shares
Aggregate Offering Price of Amount Registered	$16,387,500
Amount Sold	3,277,500 shares
Aggregate Offering Price of Amount Sold	$16,387,500

     We also registered the selling shareholders’ resale of (1) up to 565,000 common shares they would receive upon exercise of warrants issued in our 2004 note financing, although the warrants are not exercisable, and thus the underlying common shares may not be resold, until at least August 16, 2005, and (2) up to 193,800 common shares underlying warrants granted to the lead underwriters in our initial public offering, although the warrants are not exercisable, and thus the underlying common shares may not be resold, during the period from the February 14,

2005 date of effectiveness and commencement of sales to the public in our initial public offering until August 13, 2005, and which exercise may take place after August 13, 2005 and until February 14, 2010. We will not receive any of the proceeds from the resale of the common shares by the selling shareholders, but we will receive the proceeds of their cash warrant exercises, although if they elect cashless exercise of their warrants, we will receive no cash. The proceeds to the selling shareholders of their resale of common shares will depend on the market price at the time of sale.

     The following table provides information concerning the estimated amount of expenses incurred for the Company’s account in connection with the Offering through March 29, 2005:

	Payments
Underwriting discounts and commissions	$1,147,125
Finder’s fees	$—
Expenses paid to or for underwriters	$491,625
Other expenses	$2,700,000	**

Total expenses	$4,338,750	**

**	Estimated.

     The estimated net offering proceeds to the Company after deducting the total estimated expenses described above is $12,048,750. The following table provides information concerning the amount of the net offering proceeds to the Company used for the following purposes through March 29, 2005:

	Payments
Purchases of real estate – deposits on Haines road	$183,389
Acquisition of other business(es)	$6,264,639	**
Repayment of indebtedness	$4,301,690
Working capital	$1,299,032
Other (payments for services)	$—

Total uses	$12,048,750

**	Estimated.

     The estimated amount of expenses incurred for the Company’s account in connection with the Offering exceeds the Company’s original estimate of expenses to be incurred. The increase in estimated expenses is principally the result of legal and accounting fees incurred by the Company in connection with the Offering, which are estimated to be approximately $1.2 million higher than originally estimated.

     ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for Tarpon as of and for the years ended December 31, 2004, 2003 and 2002, for EWCO as of, and for the years ended, December 31, 2003, 2002 and 2001, and as of, and for the three months ended, March 31, 2004, have been derived from our audited financial statements, some of which appear elsewhere in this report together with the reports of Grant Thornton LLP, Independent Registered Public Accounting Firm, whose report on EWCO’s financial statements includes an explanatory paragraph relating to an uncertainty concerning their ability to continue as a going concern. Individual data for Steelbank has not been included because the same is not deemed significant in relation to EWCO and Haines Road.

     Because the Haines Road acquisition did not occur until February 17, 2005, Haines Road and Pro Forma selected financial data are not included in this report, but will be included in an amended Current Report on Form 8-K (concerning our acquisition of Haines Road), filed by May 6, 2005.

     You should read the selected financial data together with the financial statements and notes to financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Tarpon Industries, Inc.
	Year Ended December 31,
	2004	2003	2002
	(in thousands except per share data)
Statement of Operations Data:
Net revenues	$37,622	$—	$—
Gross margin	3,750	—	—
Interest expense	1,237	—	—
Depreciation and amortization	141	—	—
Net income (loss) before taxes	(2,065)	(650)	(766)
Net income (loss)	(1,995)	(650)	(766)
Net income (loss) per common share – basic and Diluted	(1.63)	(0.54)	(0.73)
Weighted average number of common shares outstanding	1,227,300	1,194,998	1,050,415

	Tarpon Industries, Inc.
	As of December 31,
	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$258	$22
Working capital	(2,084)	13
Total assets	21,707	331
2004 note financing obligations	2,150	—
Long-term obligations, net of current portion	1,314	—
Retained earnings (accumulated deficit)	(3,411)	(1,417)
Shareholder’s equity	(1,039)	13

	Eugene Welding Co.

	Three Months Ended March 31,		Year Ended
			December 31,
	2004	2003	2003
	(unaudited)
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$10,549	$5,382	$26,442
Gross margin	1,412	(145)	1,479
Interest expense	51	48	200
Depreciation and amortization	35	32	148
Net income (loss) before taxes	496	(718)	(1,260)
Net income (loss) (2)	380	(718)	(1,260)

	Eugene Welding Co. As of
	March 31,
	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$432	$207
Working capital	539	763
Total assets	10,845	10,467
Long-term obligations, net of current portion	486	535
Retained earnings	4,525	4,145
Shareholder’s equity (1)	1,593	1,212

(1)	See Statements of Shareholders’ Equity of the Financial Statements included in this report for an analysis of common share transactions for the period from January 1, 2003 through December 31, 2004.

(2)	Does not include any provision or benefit for federal or state income taxes for EWCO through December 31, 2003 because it was taxed as an S corporation through December 31, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with the Selected Financial Data and our financial statements and related notes appearing elsewhere in this report. See also the “Cautionary Statement Regarding Forward-Looking Statements.” Because the Haines Road acquisition did not occur until February 17, 2005, Management’s Discussion and Analysis of Haines Road and Pro Forma financial data are not included in this report, but will be included in an amended Current Report on Form 8-K (concerning our acquisition of Haines Road), filed by May 6, 2005.

Overview

     We were incorporated in January 2002 and Tarpon, our parent company, does not generate any revenues. We completed our first acquisition, EWCO, in April 2004, our second acquisition, Steelbank, in May 2004 and our third acquisition, Haines Road, in February 2005, except for its real estate. As a result, the financial information regarding our acquired and to be acquired companies included in this report substantially reflects their operations before we acquired, managed and controlled them and might not be useful indicators of their future results of operation or financial condition.

     EWCO and Steelbank derive revenues from sales of structural and mechanical steel tubing and steel storage rack systems, and, for a portion of Steelbank’s revenues, from commissions on sales of structural and mechanical steel tubing, to our distributors and to manufacturers and retailers in the United States and Canada through our direct sales employees. Our primary expenses are the costs of rolled steel and manufacturing costs, which we expense when the related product is sold, and selling, general and administrative expenses, which we generally expense as incurred. Steel costs were approximately 66% of EWCO’s total cost of sales for 2004. Manufacturing costs include manufacturing overhead, direct labor and outside services. Selling, general and administrative expenses consist primarily of management, accounting, human resources, customer service and sales staff salaries, expenses and commissions and travel, advertising, insurance, rent, utilities, legal and professional fees, staff salaries and other payroll expenses.

Summary of Recent Operations

     On a consolidated basis, our operations reflected a net loss before income taxes for 2004 of approximately $1,995,000, compared with a net loss before income taxes of approximately $650,000 for 2003, an increase in loss of approximately $1,345,000. The increase in Tarpon’s total net loss before income taxes was primarily attributable to its acquisition of EWCO in April 2004 and its acquisition of Steelbank in May 2004. The consolidated financial summary does not include EWCO and Steelbank for the period during 2004 in which each entity was not under Tarpon’s ownership and does not include the Company’s acquisition of the Haines Road facility of Bolton Steel Tube Co. Ltd which took place in February of 2005.

     The increase in Tarpon’s consolidated net loss was primarily due to its acquisition of EWCO in April 2004 and its acquisition of Steelbank in May 2004. We incurred several expenses associated with our recent initial public offering and our most recent acquisitions, such as bad debt write-offs, consulting and advisory expenses, foreign exchange loss, inventory adjustments, severance costs, and interest and related costs associated with our April 2004 note financing and promissory notes issued to sellers.

     On a pro forma basis, the improvement at EWCO and Steelbank versus 2003 has taken place in an environment of sharply increasing cost for steel, which represented more than half of our selling price in 2004. In response, we, like our competitors, raised our prices sharply over the period. We have benefited from being able to increase our prices faster than the increase in our steel costs. EWCO also benefited materially from older inventories of lower priced steel (purchased in 2003 at prices substantially lower than 2004 inventory prices), which contributed substantially to our profitability in the first quarter of 2004. The year-to-year comparison is made even more favorable because in 2003, price increases did not keep pace with steel cost increases.

     In addition to price increases, on a pro forma basis, EWCO had an approximately 1.0% increase in tons of product shipped compared to 2003. The increase in tons at EWCO was primarily due to an increase in EWCO’s steel racking systems tons shipped, but was primarily offset by a decrease in tons shipped in EWCO’s tubular products. The decrease in tons shipped in EWCO tubular products was primarily the result of a more selective sales strategy.

     All of the above have contributed to our material decrease in our pro forma losses. After the first quarter of 2004 we did not have the benefit of a substantial amount of below market inventory of steel, since we currently seek to minimize the potential adverse impact of commodity price risks of our steel inventory by minimizing the amount of steel inventory we carry. We might not be able to raise our prices, especially more than cost increases, as we expect competitive factors in our industry to result in more moderate gross profit margins, slowing, stopping or reversing price increases. We cannot quantify the impact of these factors on future profitability but note that they will have a negative effect on the profitability performance trends we have shown for 2004. Major price fluctuations are characteristic of our industry and lead to dramatic changes in results of operations, including losses if price reductions are severe.

     We believe that maintaining and growing future profitability will depend on increasing our sales tonnage and reducing our manufacturing costs, together with buying steel inventory in such markets and quantities as provide reasonable costs, but we might not be able to do some or all of these things.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Tarpon Industries, Inc.

     In 2004 and 2003, Tarpon’s (including EWCO and Steelbank since the date of acquisition) net revenues for both entities and shipments of tons for EWCO were as follows:

	2004	2003	Change
	$	$	$ %
	(dollars in thousands)
EWCO Tubular	$14,622	N/A	N/A
EWCO SpaceRak	$17,733	N/A	N/A
Steelbank	$5,267	N/A	N/A

	2004	2003	Change
	Tons	Tons	Tons %
	(dollars in thousands)
EWCO Tubular.	16,835	N/A	N/A
EWCO SpaceRak	13,393	N/A	N/A

     The following table reflects Tarpon’s (including EWCO and Steelbank since the date of acquisition) cost of goods sold and the related gross margin percentages for 2004 and 2003:

	2004		2003	Cost Change
	$	GM%	$ GM%	$	%
			(dollars in thousands)
EWCO Tubular	$12,720	87%	N/A
EWCO SpaceRak	16,706	94.2%	N/A
Steelbank	4,446	84.4%	N/A

     The following table reflects Tarpon’s (including EWCO and Steelbank since the date of acquisition) total selling, general and administrative expenses, including depreciation, for 2004 and 2003:

	2004		2003		Cost Change
	$	Sales %	$	Sales %	$	%
			(dollars in thousands)
Tarpon (unconsolidated)	$1,122	N/A	$650	N/A	$472	72.6%
EWCO	2,099	6.4%	N/A
Steelbank	908	17.2%	N/A

Net Revenues

     The increase in Tarpon’s net revenues was due to its acquisition of EWCO in April 2004 and its acquisition of Steelbank in May 2004. EWCO added approximately $32,355,000 in net revenues. EWCO had the following increases in average revenue per ton: (1) $473, or 108.2%, for EWCO’s steel tubing products, and (2) $309, or 30.4%, for EWCO’s steel storage rack systems products. The increase in the average price per ton was primarily due to price increases in 2004 in the industry generally as a result of increased steel costs. Increases in average revenue per ton for these products substantially moderated in the third and fourth quarters. The increase in EWCO’s net revenues is also due to the increase in tons of SpaceRak product shipped, partially offset by the decrease in tons of tubular products shipped. See “Steel” for a description of changes in our average cost per ton of steel. The increase in tons of product shipped in 2004 was primarily due to increased shipments of EWCO SpaceRak, which we believe resulted from more focused sales efforts. The decrease in tons of EWCO tubular products shipped was primarily due to the decreased availability of hotband raw material. Steelbank added approximately $5,267,000 in net revenues.

Cost of Goods Sold and Gross Margin

     During the twelve month period ended December 31, 2004, and subsequent to Tarpon’s acquisitions of EWCO and Steelbank, Tarpon’s gross margin percentage remained favorable as improved margin at EWCO more than offset for the effect of the lower Steelbank gross margin. EWCO’s increase was primarily due to

•	the increases in average revenue per ton described above, which more than offset increased costs of materials primarily due to rising steel prices, except that SpaceRak did not increase its prices as fast due to a lag between pricing and shipping, which accounts for its below average margins for the period,

•	a $43 per ton, or 8.9%, decrease in average manufacturing costs for EWCO’s SpaceRak products, due to our fixed manufacturing costs being spread over higher volume and reduced overtime, partially offset by a $34 per ton, or 31.8%, increase in average manufacturing costs for EWCO’s steel tubing products, due to our fixed manufacturing costs being spread over a lower volume, and

•	the steel inventories on hand at EWCO at the end of 2003 that it had purchased at lower prices than first quarter replacement costs; EWCO currently maintains lower inventory levels.

     Scrap steel sales increased approximately $435,000 at EWCO in 2004, compared to 2003, primarily as a result of an increase in scrap steel prices between those periods.

Total Operating Expenses

     The increase in Tarpon’s total operating expense for 2004 over 2003 of approximately $3,479,000, including depreciation, was primarily attributable to its acquisitions of EWCO in April 2004 and Steelbank in May 2004, $225,000 in severance expenses, $78,000 increase in legal, accounting, and board expenses and $38,000 of amortization expense. The acquisition of EWCO added approximately $2,099,000 total operating expenses. Major costs included wages and benefits of approximately $1,061,000, professional fees of $283,000, rent, utilities and office expenses of $223,000, bad debts of $190,000, outside services of $122,000, delivery and auto $72,000. The acquisition of Steelbank added approximately $908,000 in total operating expenses. Major costs included wages and benefits of $372,000, rent utilities and office administrative expenses of $119,000, bad debts of $187,000, delivery and auto of $112,000, and professional fees of $38,000.

Interest and Other Expenses

     Tarpon’s interest expense increased approximately $1,237,000 in 2004, compared to 2003. The increase was due to interest expense of approximately $128,100 on $2,150,000 of bridge note financing, amortization of warrants of $651,600, $29,700 related to notes payable of $1,134,300 to the former shareholders of Steelbank, and $262,700 and $165,000 on EWCO and Steelbank indebtedness, respectively.

     Tarpon’s financing costs increased approximately $447,700 in 2004, compared to 2003. The increase was due to the amortization of prepaid financing fees associated with the bridge note financing and issuance of the warrants.

Income Taxes

     Tarpon has not recognized a potential tax benefit from its net losses, because of the uncertainty regarding its ability to realize future tax benefit of its net operating loss carryforwards. EWCO was an S corporation until December 31, 2003. As a result of its change to a C corporation, it is now subject to income taxes on its taxable income and has no operating loss carryforwards for taxable losses before January 1, 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Tarpon Industries, Inc.

Total Operating Expenses

     The approximately $116,000 decrease in our total operating expenses were primarily attributable to approximately $106,000 in decreased consulting expenses and approximately $26,000 in abandoned projects expenses in 2002 that were not incurred in 2003.

Income Taxes

     Tarpon has not recognized a potential tax benefit from its net losses, because of the uncertainty regarding its ability to realize future tax benefit of its net operating loss carryforwards.

EWCO

     The results of EWCO for the three year periods ending December 31, 2004, 2003 and 2002 and for the three month periods ended March 31, 2004 and 2004 are for informational purposes only.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Revenues

     EWCO’s net revenues for the twelve month periods ended December 31, 2004 and 2003 were as follows:

	2004		2003
	$	%	$	%
	(dollars in thousands)
EWCO Tubular	$20,550	47.1%	$13,069	49.4%
EWCO SpaceRak	23,051	52.9%	13,373	50.6%

     The increase in EWCO’s net revenues was primarily due to the increase in tons of product shipped shown in the table above, partially offset by the following decreases in the average revenue per ton: (1) $14, or 3.1%, for EWCO’s steel tubing products, and (2) $39, or 3.7%, for EWCO’s steel storage rack systems products. See “Steel” for a description of changes in our average cost per ton of steel. The increase in tons of product shipped at EWCO was primarily due to increased shipments of EWCO Tubular products, which we believe resulted from aggressive pricing. The decrease in the average price per ton at EWCO was primarily due to price decreases in the beginning of 2003 in the industry generally, we believe, as a result of the weaker economy and not raising our prices as fast as our steel costs increased at the end of the year.

Cost of Goods Sold and Gross Margin

     EWCO’s gross margin percentage decreased, primarily due to

•	the decreases in average revenue per ton described above, partially offset by a $17 per ton, or 13.5%, decrease in average manufacturing costs for EWCO’s steel tubing products, due to reduced overtime.

•	a $9 per ton, or 1.7%, increase in average manufacturing costs for steel storage rack system products, due to a change in product mix toward products requiring greater labor to produce.

Selling, General and Administrative Expenses

     The increase in EWCO’s total selling, general and administrative expense, including depreciation, was primarily attributable to (a) approximately $439,000 in increased salaries, payroll taxes and recruiting expenses, due to increased headcount and salary increases, (b) approximately $245,000 in increased bad debt expenses in 2003, (c) approximately $40,000 in increased health insurance expenses, (d) approximately $38,000 in increased legal expenses, (e) approximately $30,000 in increased rent, and (f) approximately $26,000 in increased travel and related expenses. Selling, general and administrative expenses decreased as a percentage of net sales primarily due to the effect of increased sales.

Interest and Other Expenses

     EWCO’s interest expense increased approximately $17,000 in 2003 compared to 2002. The increase was primarily due to approximately $373,000 of increased borrowings.

Income Taxes

     EWCO was an S corporation until December 31, 2003, and, therefore, was not subject to federal income taxes.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

EWCO

Net Revenues

     In the three months ended March 31, 2004 and 2003, EWCO’s net revenues and shipments were as follows:

	First Three Months 2004		First Three Months 2003		Change
	$	%	$	%	$	%
	(dollars in thousands) (unaudited)
EWCO Tubular	$5,230	49.6%	$2,526	46.9%	$2,704	107.0%
EWCO SpaceRak	5,319	50.4%	2,856	53.1%	2,463	86.2%

Total	$10,549	100.0%	$5,382	100.0%	$5,167	96.0%

	First Three Months 2004		First Three Months 2003		Change
	Tons	%	Tons	%	Tons	%
EWCO Tubular	7,968	61.2%	5,606	67.6%	2,362	42.1%
EWCO SpaceRak	5,059	38.8%	2,687	32.4%	2,372	88.3%

Total	13,027	100.0%	8,293	100.0%	4,734	57.1%

     The increase in EWCO’s net revenues was primarily due to an increase of $205, or 45.5%, in the average revenue per ton for EWCO’s steel tubing products, partially offset by a decrease of $12, or 1.1%, in the average revenue per ton for EWCO’s steel storage rack systems products. The increase in the average price per ton for steel tubing products was primarily due to price increases in 2004 in the industry generally as a result of increased steel costs. The increase in our net revenues is also due to the increase in tons of product shipped shown in the table above. The increase in tons of product shipped in the 2004 period was primarily due to increased shipments of EWCO SpaceRak and tubular products, which we believe resulted from more focused sales efforts. However, our average revenue per ton for EWCO’s steel storage rack systems decreased as a result of lag in timing between increased steel costs and a change in product prices.

Cost of Goods Sold and Gross Margin

     The following table reflects cost of goods sold and the related gross margin percentages for the three months ended March 31, 2004 and 2003 for EWCO:

	First Three Months 2004		First Three Months 2003		Change
	$	GM%	$	GM%	$	%
	(dollars in thousands)
EWCO Tubular	$4,179	20.1%	$2,817	(11.5%)	$1,362	48.3%
EWCO SpaceRak	4,958	6.8%	2,709	5.1%	2,249	83.0%

Total	$9,137	13.4%	$5,526	(2.7%)	$3,611	65.3%

     EWCO’s gross margin percentage increased, primarily due to:

•	the increases in average revenue per ton for EWCO’s tubular products described above, which more than offset increased costs of materials primarily due to rising steel prices, except that SpaceRak did not increase its prices as fast due to a lag between pricing and shipping, which accounts for its below average margins for the quarter,

•	an approximately $5 per ton, or 4.1%, increase in average manufacturing costs for EWCO’s steel tubing products, primarily due to EWCO’s fixed manufacturing costs being spread over a higher volume,

•	an approximately $144 per ton, or 25.0%, decrease in average manufacturing costs for EWCO’s steel storage rack system products primarily due to EWCO’s fixed manufacturing costs being spread over a higher volume, and

•	the steel inventories on hand at EWCO at the end of 2003 that it had purchased at lower prices than first quarter replacement costs; EWCO currently maintains lower inventory levels.

Selling, General and Administrative Expenses

     The following table reflects EWCO’s total selling, general and administrative expenses, including depreciation, for the quarters ended March 31, 2004 and 2003:

	First Quarter 2004		First Quarter 2003		Cost Change
	$	Sales %	$ Sales %		$	%
			(dollars in thousands)
EWCO	850	8.1%	525	9.8%	325	61.9%

     The increase in EWCO’s total selling, general and administrative expense, including depreciation, was primarily attributable to: (a) approximately $199,000 in increased bad debt expense in the first quarter of 2004, (b) approximately $23,000 in increased professional services expenses, (c) approximately $46,000 in increased legal expenses, and (d) approximately $20,110 in increased Michigan single business taxes due to increased profits.

Interest and Other Expenses

     EWCO’s interest expense increased approximately $4,000 in the first quarter of 2004, compared to the first quarter of 2003. The increase was primarily due to approximately $424,000 in increased borrowings by EWCO.

Income Taxes

     EWCO was an S corporation until December 31, 2003. As a result of its change to a C corporation, it is now subject to income taxes on its taxable income and has no operating loss carryforwards for taxable losses before January 1, 2004. Beginning April 1, 2004, with the unification of Tarpon and EWCO, the Company will join in a consolidated federal income tax return.

     In 2003 and 2002, EWCO’s net revenues and shipments were as follows:

	2003	2002	Change
	$	$	$	%
	(dollars in thousands)
EWCO Tubular	$13,069	$10,930	$2,139	19.6%
EWCO SpaceRak	13,373	13,714	(341)	(2.5%)

	2003	2002	Change
	Tons	Tons	Tons	%
EWCO Tubular	29,750	24,106	5,644	23.4%
EWCO SpaceRak	13,053	12,889	164	1.3%

     The following table reflects EWCO’s cost of goods sold and the related gross margin percentages for 2003 and 2002:

	2003		2002		Cost Change
	$	GM%	$	GM%	$	%
	(dollars in thousands)
EWCO Tubular	$12,935	1.0%	$10,856	0.7%	$2,079	19.2%
EWCO SpaceRak	12,027	10.1%	11,872	13.4%	155	1.3%

Liquidity and Capital Resources

Summary

     As of December 31, 2004, we had a working capital deficit of approximately $2,084,000 comprised of current assets of approximately $19,284,000 including cash and cash equivalents of approximately $258,000, accounts receivable of approximately $8,328,000, inventories of approximately $7,604,000, and total current liabilities of approximately $21,368,000, including accounts payable of approximately $8,345,000, and short term debt of approximately $11,468,000

     On August 11, 2004, EWCO secured a credit facility with Standard Federal Bank, N.A., including a revolving credit facility for up to $7,000,000, and a $1,394,000 term loan. In December 2004 we amended the line and increased it to $9,000,000. As of March 28, 2005, approximately $1,050,000 was available for borrowing under the revolving credit facility.

     Steelbank had a full-recourse factoring arrangement with Greenfield Commercial Credit, Inc. for the extension of up to approximately $1,245,450 of credit, representing approximately $1,556,813 in face amount of eligible receivables sold and outstanding at any time. As of December 31, 2004, approximately $1,171,931 in face amount of receivables were sold and not yet collected and approximately $384,881 was available for additional sales under the arrangement in Greenfield Commercial Credit, Inc.’s discretion.

     On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, replacing its full-recourse factoring arrangement. The credit facility provides for a revolving credit line in the maximum principal amount of $8,000,000 Canadian dollars, subject to a borrowing base based on eligible inventory and receivables and subject to reserves, and a term loan in the principal amount of $2,100,000 Canadian dollars. Steelbank used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of Haines Road, to pay transaction fees and expenses, to refinance Steelbank’s full-recourse factoring arrangement and for general working capital purposes of Steelbank. As of March 18, 2005, approximately $2,056,499 was available for borrowing under the revolving credit facility. The amounts available under this credit facility are not included in the pro forma working capital and cash amounts described in the first paragraph

     The estimated net proceeds of our initial public offering after deducting the total estimated expenses of the offering were approximately $12,048,750, of which approximately $1,299,032 is available for capital expenditures and general working capital.

     We believe that the net proceeds from our initial public offering together with our existing and projected financial resources will be adequate to satisfy our operating requirements for at least the next 12 months, except for additional acquisitions.

     We do not have financial resources for additional acquisitions, which will have to be consummated, if at all, with our common shares. If we are unable to consummate additional acquisitions with our common shares, we will be required to raise capital through additional sales of debt or equity securities, which might not be possible, or forego the acquisition.

Sources and Uses of Cash

     Tarpon, our parent company, has incurred losses and negative cash flows in each year since its inception. It has financed its activities with funds received from sales of its common shares, notes, warrants and bank loans. As of December 31, 2004, Tarpon’s current liabilities exceed its current assets. We believe that the net proceeds from our initial public offering, together with the cash generated from our operations and normal borrowings under our lines of credit, will be adequate to satisfy our operating and capital requirements for the next 12 months, except for additional acquisitions. As of March 28, 2005, approximately $1,050,000 was available for borrowing under EWCO’s revolving credit facility and as of March 18, 2005 approximately $2,056,000 was available for borrowing under Steelbank’s revolving credit facility. See “Needs for Liquidity,” “Financing Arrangements” and “Proceeds of our initial public offering” below for a discussion of Tarpon’s needs for liquidity, and sources of liquidity, over the next 12 months.

     From its inception on January 16, 2002 through October 2003, Tarpon privately placed 1,219,732 of its common shares for gross proceeds of approximately $1,436,000. Its net proceeds, after deducting the expenses of the offerings, were approximately $1,429,000. As part of the issuance of these common shares from December 2002 through October 2003, we agreed that upon completion of our initial public offering, we would issue 70,262 additional common shares to these purchasers, lowering their effective purchase price to $3.70 a share. These shares were issued in February 2005.

     In February and March 2004, we privately placed $150,000 of our junior subordinated secured promissory notes to two of our existing shareholders. In April 2004, we privately placed an additional $2,000,000 of our junior subordinated promissory secured notes to 27 investors in a 2004 note financing. The notes were issued at their face amount, bore interest at 8% a year, 15% after January 5, 2005, and were paid in February 2005 at the closing of our initial public offering. We also granted the purchasers in these offerings warrants to purchase an aggregate of 465,000 common shares at an exercise price of $5.00 a share. The warrants are exercisable for five years beginning August 16, 2005. Joseph Gunnar & Co., LLC, one of the underwriters in our initial public offering, was our placement agent in our April 2004 note financing. Our net proceeds, after deducting the expenses of these offerings, were approximately $1,871,000.

Year Ended December 31, 2004

Tarpon Industries, Inc.

Cash Flows From Operating Activities

     Net cash used in Tarpon’s (including EWCO’s since March 31, 2004 and Steelbank’s since May 14, 2004) operations, during 2004 was approximately $3,300,000. Cash was used primarily by (1) approximately $1,995,000 of losses before depreciation and amortization, (2) an approximately $2,220,000 increase in accounts receivable, (3) an approximately $65,000 increase in refundable income taxes, (4) approximately $2,629,000 increase in inventories (5)

$305,000 increase in Tarpon’s prepaid expenses, primarily due to the full-recourse, accounts receivable factoring arrangement with Greenfield Credit and (6) a $172,000 unrealized loss on foreign currency.

     These decreases were partially offset by (1) approximately $2,451,000 increase in accounts payable and accrued liabilities, primarily due to increased sales and expenses of our initial public offering, and (2) approximately $1,240,000 increase in depreciation and amortization primarily related warrant amortization of $651,583 and financing costs of $447,700.

Cash Flows From Investing Activities

     Tarpon’s (including EWCO’s since March 31, 2004 and Steelbank’s since May 14, 2004) investing activities in 2004, used approximately $684,000 in cash. Cash was used for acquisitions of $566,000 including the deposits on Haines Road and $118,000 for capital and other expenditures.

Cash Flows From Financing Activities

     Tarpon’s (including EWCO’s since March 31, 2004 and Steelbank’s since May 14, 2004) financing activities provided approximately $4,219,000 of cash flows in 2004. Cash was provided primarily by (1) approximately $2,150,000 in proceeds from notes issued by Tarpon in its 2004 note, and (2) an approximately $4,516,000 increase in net borrowings by EWCO and Steelbank. These sources were partially offset by approximately $708,000 used by EWCO to pay down bank financing and by Tarpon which incurred financing costs of $519,000 and IPO expenditures of $1,220,000.

Three Months Ended March 31, 2004

EWCO

Cash Flows From Operating Activities

     Net cash provided by EWCO’s operations during the three months ended March 31, 2004 was approximately $280,000. Cash was provided primarily by (1) approximately $522,000 of income before depreciation and amortization, (2) an approximately $748,000 decrease in inventories, primarily because of increased sales and reduced purchasing, (3) an approximately $106,000 decrease in prepaid expenses, primarily due to a write-off of prepaid expenses, and (4) an approximately $171,000 increase in accrued and deferred income taxes, as a result of EWCO ceasing to be taxed as an S corporation.

     These increases were partially offset by (1) an approximately $1,021,000 increase in receivables, primarily due to increased sales and slower collection, and (2) an approximately $246,000 decrease in accounts and distributions payable and accrued liabilities, primarily due to vendors requiring faster payment.

Cash Flows From Investing Activities

     EWCO’s investing activities in the three months ended March 31, 2004 consisted of $9,000 for the purchase of property and equipment.

Cash Flows From Financing Activities

     EWCO’s financing activities used approximately $109,000 of cash flows in the three months ended March 31, 2004. Approximately $122,000 was used to settle outstanding obligations which were approximately a $13,000 increase in net borrowings.

Tarpon Industries, Inc.

Needs for Liquidity

     We expect that our primary needs for liquidity in 2005 will be (1) to pay our 2004 note financing and acquisition indebtedness, (2) to pay the portion of the purchase price in the Haines Road acquisition that is payable at the closing of our initial public offering, to pay the fair market value of the acquired inventory due within 45 days after the closing of the acquisition and to pay the portion of the purchase price of the real estate that is due 90 days after the closing of the acquisition, (3) to make capital expenditures for equipment, (4) for working capital, including increased accounts receivable and inventories if sales increase, and (5) to sustain our operations, including funding sales and marketing activities.

Financing Arrangements

     EWCO has a credit facility with Standard Federal Bank, N.A., including a revolving credit facility for up to $7,000,000, which was increased to $9,000,000 in December 2004, subject to a borrowing base based on eligible inventory and receivables, originally maturing August 31, 2007, and a $1,394,000 term loan. The term loan is payable in equal monthly installments of principal based on a five year amortization ending August 1, 2009, but matures August 31, 2007 if the revolving credit facility is not renewed. The loans are secured by all of EWCO’s personal property, and is guaranteed by Tarpon. The principal amount outstanding bears interest, payable monthly, at the bank’s prime rate, plus, until the February 17, 2005 completion of our initial public offering, 0.375%.

     The loan agreement requires EWCO to maintain a minimum debt service coverage ratio (generally net income adjusted for depreciation, capital expenditures, and cash distributions and advances, divided by principal payments of debt) of at least 1.50 to 1.00. EWCO’s debt service coverage ratio as of December 31, 2004 was 2.67 to 1.00. It also requires EWCO to maintain minimum tangible net worth of $1,400,000 plus 80% of its net income for the preceding fiscal year, starting with net income for 2005. EWCO’s tangible net worth as of December 31, 2004 was $1,604,273. The loan agreement also generally prohibits dividends and limits EWCO’s ability to make capital expenditures in excess of $300,000 a year before our initial public offering, $1,500,000 during the 12 months after our initial public offering and $750,000 a year after such 12-month period. We do not expect the restrictions on EWCO’s capital expenditures to have a material impact on our capital expenditure plans, in part because some of our planned expenditures are for Haines Road. We do not expect the restrictions on EWCO’s dividends to have a material impact on our ability to meet our cash obligations.

     EWCO paid a 1% closing fee and must pay a 0.25% unused line of credit fee. EWCO is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity. As of March 28, 2005, approximately $6,015,000 was outstanding under the revolving credit facility, approximately $1,278,000 was outstanding under the term loan, and approximately $1,050,000 was available for borrowing under the revolving credit facility without violating any of the existing debt covenants.

     Effective May 14, 2004, Steelbank had a full-recourse factoring arrangement with Greenfield Commercial Credit, Inc. for the extension of up to $1,245,000 of credit, representing approximately $1,557,000 in face amount of eligible receivables sold and outstanding at any time. The facility was secured by all of the assets of Steelbank and all obligations of Steelbank under the arrangements were guaranteed by Tarpon. Steelbank received 80% of the face amount of receivables that it desired to sell and Greenfield Commercial Credit, Inc. agrees, in its discretion, to buy. Greenfield Commercial Credit, Inc. could require Steelbank to re-purchase any receivables sold, on demand, for the unpaid face amount of such receivables. The full-recourse factoring arrangement was replaced at the closing of our initial public offering. As of December 31, 2004, approximately $1,172,000 in face amount of receivables were sold and not yet collected and approximately $385,000 was available for additional sales under the arrangement in Greenfield Commercial Credit, Inc.’s discretion.

     On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch. The credit facility provides for a revolving credit line in the maximum principal amount of $8,000,000 Canadian dollars, subject to a borrowing base based on eligible inventory and receivables and subject to reserves, and a term loan in the principal amount of $2,100,000 Canadian dollars.

     Borrowings of Canadian dollars under the revolving credit facility bear interest at a floating rate equal to the Lender’s Canadian prime rate plus an applicable margin of between 0.75% and 1.25%. Borrowings of U.S. dollars under the revolving credit facility bear interest at a floating rate equal to the Lender’s U.S. prime rate. Under certain circumstances, Steelbank has the option to convert all or any part of its Canadian or United States borrowings to an interest rate equal to a Libor rate plus an applicable margin of between 2% and 2.75% or a BA rate plus an applicable margin of between 2% and 2.75%. Interest on the revolving credit facility is payable monthly in arrears. The full amount borrowed under the revolving credit facility will mature on February 17, 2008, subject to renewal by the Lender and Steelbank on terms yet to be determined.

     Principal on the term loan is payable in sixty equal monthly installments of $35,000 Canadian dollars beginning on March 31, 2005. The term loan bears interest, which is payable monthly in arrears, at a floating rate equal to the Lender’s Canadian prime rate plus an applicable margin of between .75% and 1.25%. The entire amount of the term loan facility will mature on February 17, 2010.

     The obligations under the Loan Agreement are unconditionally guaranteed by Tarpon, and are secured by a security interest in substantially all of the tangible and intangible assets of Steelbank and Tarpon, other than Tarpon’s common shares of Eugene Welding Company. Steelbank’s obligations under the Loan Agreement are also secured by a pledge of the capital stock of Steelbank pursuant to a share pledge agreement between Tarpon and Lender.

     The Loan Agreement contains customary covenants that will limit the ability of Steelbank to, among other things, guarantee additional indebtedness, incur indebtedness, create liens, pay dividends, make certain types of investments, enter into transactions with affiliates, make capital expenditures in excess of $500,000 Canadian dollars in any fiscal year, sell assets, merge with other companies or enter into any transaction outside the ordinary course of business.

     The Loan Agreement also requires compliance with several financial covenants, including adjusted net worth of at least $7,555,530 (CAN $9,100,000) or 90% of Steelbank’s actual net worth at February 17, 2005, if higher. For quarters ending June 30, 2005, the minimum adjusted net worth of the previous quarter will be augmented by 75% of the Net Income for that quarter. In the case where there is a loss for the quarter, the minimum adjusted net worth will not change from the previously reported minimum adjusted net worth. The adjusted net worth at December 31, 2004 for Steelbank (including Haines Road) but before taking into account the changes that came into effect as a result of the ABN AMRO banking arrangement is $10,880,400.

     It also requires Steelbank to maintain debt service coverage ratio (generally net income adjusted for depreciation and amortization, non cash transactions, and capital expenditures divided by the total of all principal payments of long term debt, capital leases, subordinated debt and all payments in respect of any distribution), not to exceed 1.25 to 1.00. At December 31, 2004, Steelbank (including Haines Road) debt service coverage ratio was 0.87 to 1.00.

     It also requires Steelbank to maintain interest coverage (Generally net income adjusted for interest, bank fees and net costs under interest rate contracts, taxes, depreciation and amortization and non cash items to interest expense plus bank fees and net costs under interest rate contracts), of at least 1.50 to 1.00. At December 31, 2004, Steelbank (including Haines Road) interest coverage was 2.891 to 1.00.

     Steelbank paid a $83,000 closing fee and must pay a 0.50% unused line of credit fee and approximately $1,666 monthly administrative fee. As of March 18th, 2005 the revolving line of credit was unused having a cash balance of approximately $1,114,800. Approximately $1,744,000 was outstanding under the Term Loan, and approximately $2,056,000 was available for borrowing under the revolving credit facility without violating any of the existing debt covenants.

     Steelbank used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of Haines Road, to pay transaction fees and expenses, to refinance Steelbank’s full-recourse factoring arrangement and for general working capital purposes of Steelbank.

     We expect to seek approximately $3,019,000 in mortgage financing secured by the Haines Road real estate to help fund the purchase price for that real estate. We currently have no commitment for the mortgage financing.

Proceeds of our initial public offering

     The estimated net proceeds of our initial public offering, after deducting the estimated cost of the offering, were approximately $12,048,750, of which $6,264,639 was used for the portion of the purchase price in the Haines Road acquisition payable at the February 2005 closing of the acquisition,

$183,389 of which we intend to use to pay a portion of the purchase price for the Haines Road real estate by May 2005, $4,301,690 of which was used to pay the notes issued in February, March and April 2004 and in the EWCO and Steelbank acquisitions, and for the receivable financing arrangement, and approximately $1,299,032 of which is intended to be used for working capital and capital expenditures.

     We believe that the net proceeds from our initial public offering, together with cash generated from our operations and normal borrowings under our lines of credit, will be adequate to satisfy our operating requirements for at least the next 12 months, except for additional acquisitions. If we are unable to consummate additional acquisitions with our common shares, we will be required to raise capital through additional sales of debt or equity securities, which might not be possible, or forego the acquisition.

New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these items be expensed as incurred and not included in overhead. In addition, SFAS 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets”. SFAS 153, amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. This statement eliminates the exception to fair value in Opinion No. 29, “Accounting for Non monetary Transactions”. This statement eliminates the exception to fair value in Opinion 29 for exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123® (“SFAS 123®”), “Share-Based Payment”. This statement replaces Statement of Financial Accounting Standards No. 123 (SFAS 123”), “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123® will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

     In December 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, allows a company additional time to evaluate the effect of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. These FSP’s may affect how a company accounts for deferred income taxes. These FSP’s are effective December 21, 2004.

Critical Accounting Policies and Use of Estimates

     Our discussion and analysis of our financial condition and results of operations are based on the related financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to accounting for business combinations, including intangible assets acquired, impairment of long-lived assets, allowances for doubtful accounts and valuing options and warrants granted to non-employees. Actual results could differ from these estimates. We evaluate our estimates primarily based on historical experience, business knowledge and various assumptions we believe to be reasonable under the circumstances. These estimates are evaluated by management and revised as circumstances change. We believe that the following critical accounting policies and estimates affect our more significant estimates and judgments used in the preparation of our financial statements.

Business Combinations and Intangible Assets

     We have adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. In arriving at the fair value of assets and liabilities acquired in our acquisitions of EWCO and Steelbank we have assumed that book values approximate fair values, with the exception of equipment obtained in the purchase of EWCO, which was written down due to the fair value of the assets acquired and liabilities assumed exceeding the cost of EWCO. Adjustments to fair values of the assets and liabilities acquired would generally change the value of goodwill recognized in the acquisition by a corresponding amount.

     SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If an impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected undiscounted cash flows. As of December 31, 2004, our intangible assets consisted of goodwill, customer base and covenants not to compete relating to the Steelbank acquisition. Goodwill will not be amortized, but will be tested for impairment, at least annually, and written down whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

     Long-lived assets include property, intangible assets subject to amortization, and certain other assets. The carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate impairment by comparing the fair value of the intangible assets with indefinite lives and goodwill with their carrying values. We determine fair value of goodwill using the sum of the undiscounted cash flows projected to be generated by the acquired business giving rise to that goodwill. This requires us to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and services, future market conditions, and technological developments. For example, in evaluating the fair value of the goodwill recognized in connection with the Steelbank acquisition, we have assumed no annual growth in revenues.

     If actual results differ from our estimates, including if expected future cash flows from the acquired business significantly decline, and the fair value of goodwill is less than its carrying value, we would reduce the carrying value of our goodwill to fair value and recognize an impairment expense in that amount in our income statement in the period in which it is determined that the carrying amount is not recoverable because it exceeds the fair value of the goodwill. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the asset exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using undiscounted expected cash flows attributable to the assets.

Bad Debts

     We maintain a reserve for known and unknown bad debts. We evaluate credit risk and the adequacy of our reserve by monitoring the age of our accounts receivable and the credit worthiness of our customers. In addition, we monitor the overall status of the industries where our products and services are utilized. Typically, this reserve is not subject to significant fluctuations from period to period. However, if we incur an unusual amount of bad debt, it could alter our exposure and the related reserve. EWCO recognized an approximately $245,000 increase in bad debt expenses in 2003 compared to 2002, primarily because of the bankruptcy of a customer. EWCO also recognized an approximately $199,000 increase in bad debt expenses in the first quarter of 2004 compared to the first quarter of 2003, and recognized an approximately $94,000 decrease in bad debt expenses in the last three quarters of 2004 compared to the last three quarters of 2003, primarily because of increased aging of some receivables and information

EWCO identified during the applicable quarter indicating that the customers might not be able to pay, including the bankruptcy of one customer in the first quarter of 2004.

Grants of Options and Warrants

     We have chosen to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We must account for stock options and warrants granted to non-employees using the fair value method. In addition, the Financial Accounting Standards Board has issued new rules requiring stock-based compensation of employees to be accounted for using the fair value method. We use the Black-Scholes valuation model for determining the fair value of our options and warrants. That model requires us to make assumptions regarding the expected life of the security, the expected volatility of our stock price during the period, the risk free interest rate and the dividend yield. Varying these assumptions can have a significant impact on our option and warrant valuations and related expenses.

Contractual Obligations

     The following information is provided as of December 31, 2004 with respect to our known contractual obligations specified in the following table, aggregated by type of contractual obligation:

	Payments due by period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
	(dollars in thousands)

Long-term debt obligations*	$1,711	$354	$797	$560	$—
Capital lease obligations	8	4	4	—	—
Operating lease obligations	714	394	302	18	—
Purchase obligations	1,956	1,956	—	—	—
Other long-term liabilities	—	—	—	—	—

*Long-term debt obligations and related interest expenses are expected to increase in connection with our acquisition of Haines Road. In addition, the Company is required to pay interest on its long-term debt obligations shown in the table above while they are outstanding (assuming the debt remains outstanding) of $124,000 within one year, $133,000 between one and three years, $30,000 between three and five years, and $0 due in more than five years.

Purchase obligations consist primarily of purchase orders executed for raw material inventories. We have entered into a credit facility replacing Steelbank’s full-recourse factoring arrangement and intend to obtain additional financing. See “Liquidity and Capital Resources.” In addition, we intend to combine the Steelbank offices and warehouse with the Haines Road facility, and either terminate or sublease the existing Steelbank facility. See “Business – Our Business Strategy.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to risks associated with changes in foreign currency rates, interest rates and commodity prices. We have not used derivative financial instruments for any purpose during the periods shown.

     Our Canadian operations, Steelbank and Haines Road, are accounted for in Canadian dollars, converted to the U.S. dollar equivalent based on published exchange rates for the period reported and are, therefore, subject to risk of exchange rate fluctuations.

     We are exposed to interest rate risk under our credit facilities because of the variable interest rates charged on those facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     We are subject to commodity price risk, primarily with respect to purchases of steel. Purchased steel represents the most significant portion of EWCO’s and Haines Road’s cost of goods sold. As a result, fluctuations in the cost of purchased steel, which can be volatile and cyclical in nature, have a significant impact on our margins both positively and negatively. Our steel costs have risen significantly since 2003. We have generally been successful in passing these higher steel costs on to our customers because our competitors increased their prices too, but we might not be able to continue to do so in the future. We currently seek to minimize the potential adverse impact of commodity price risks of our steel inventory by minimizing the amount of steel inventory we carry. However, opportunities to purchase larger quantities at below market value are considered and reviewed against current market conditions. We try to coordinate our steel purchases with our sales and production forecast, generally resulting in a one to two month supply of steel.

     The tables below provide pro forma information about our financial instruments that are sensitive to changes in interest rates, foreign currency exchange rates, or both, consisting of debt obligations, including Canadian dollar-denominated debt obligations. The tables provides information by functional currency and presents such information in U.S. dollar equivalents. For these financial instruments, the tables present principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on current rates for the applicable period. Weighted average fixed rates are based on the contract rates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows of the instruments are denominated in U.S. dollars (U.S.$) and Canadian dollars (Cdn.$), as indicated in parenthesis.

December 31, 2004
Expected Maturity Dates

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(U.S.$ equivalent in thousands)

Short-term Debt:
Variable Rate	$6,711	—	—	—	—	—	$6,711	$6,711
Average interest rate	5.0%						5.0%
Fixed Rate	$—	$3	—	—	—	—	$3	$3
Average interest rate	0%	0%					0%
Variable Rate	$—	—	—	—	—	—	$—	$—
Long-term Debt:
Fixed Rate	$—	$293	$290	$287	$281	$232	$1,383	$1,383
Average interest rate		5.5%	5.8%	5.8%	8.0%	8.0%	6.5%
Fixed Rate	$—	$112	$112	$112	—	—	$336	$336
Average interest rate		8%	8%	8%			8%

     The table below provides information about the Company’s steel inventory that are sensitive to changes in commodity prices, specifically steel prices. The tables present the carrying amount and fair value as of the indicated date.

	December 31, 2004
	Carrying Amount	Fair Value
	(U.S.$ equivalent in thousands)

Steel Inventories	$4,289,648	$4,289,648

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TARPON INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS

     Because the Haines Road acquisition did not occur until February 17, 2005, Haines Road and Pro Forma financial statements are not included in this report, but will be included in an amended Current Report on Form 8-K (concerning our acquisition of Haines Road), filed by May 6, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Tarpon Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Tarpon Industries, Inc. (a Michigan corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tarpon Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated, when considered in relation to the basic consolidated financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Southfield, Michigan
April 1, 2005

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$257,786	$22,454
Accounts receivable (less allowance for doubtful accounts of $66,492 and $0, respectively	8,327,708
Inventories	7,604,384	—
Prepaid expenses	569,040	—
Prepaid initial public offering expenses	2,076,468	611
Deposits	265,116	74,441
Income tax receivable	52,552	—
Capitalized acquisition costs	131,428	233,906

Current assets	19,284,482	331,412

Property, plant and equipment-net	635,051	—
Deferred financing costs	71,812	—
Goodwill	1,279,810	—
Intangible assets, net of amortization	436,638	—

TOTAL ASSETS	$21,707,793	$331,412

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Short term debt	11,467,706	—
Accounts payable – trade	8,345,395	281,977
Advances from related parties and wages payable	—	36,932
Accrued expenses	781,222	—
Success fees	233,333	—
Income taxes payable	135,712	—
Current maturities on long-term debt	405,107	—

Current liabilities	$21,368,475	$318,909

Long-term debt, less current maturities	1,314,218	—
Other long-term liabilities	64,286	—

Shareholders’ Equity (Deficit)
Common shares; no par value, authorized, 10,000,000 shares at December 31, 2004 and 2003; issued and outstanding, 1,229,732 shares at December 31, 2004, and 1,219,732 shares at December 31, 2003	—	—
Additional paid-in capital	2,130,952	1,429,369
Accumulated deficit	(3,411,380)	(1,416,866)
Foreign currency translation	241,242	—

Total shareholders’ equity (deficit)	(1,039,186)	12,503

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$21,707,793	$331,412

The accompanying notes are an integral part of these financial statements

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
REVENUES
Sales, net of customer discounts	$37,621,629	$—	$—
COST OF GOODS SOLD
Materials	25,565,410	—	—
Direct labor	2,121,052	—	—
Manufacturing overhead	6,185,648	—	—

Total cost of goods sold	33,872,110	—	—

Gross profit	3,749,519	—	—

OPERATING EXPENSES
Selling, general and administrative expenses	3,976,435	650,386	766,480
Depreciation and amortization	140,989	—	—
Loss on disposal of property and equipment	11,392	—	—

Total operating expenses	4,128,816	650,386	766,480

OPERATING LOSS	(379,297)	(650,386)	(766,480)

OTHER (INCOME) EXPENSE
Miscellaneous expense	8,009	—	—
Interest expense	1,237,020	—	—
Financing costs	447,681	—	—
Foreign exchange	(6,507)	—	—

Total other (income) expense	1,686,203	—	—

LOSS BEFORE INCOME TAXES	(2,065,500)	(650,386)	(766,480)
PROVISION FOR INCOME TAXES	(70,986)	—	—

NET LOSS	$(1,994,514)	$(650,386)	$(766,480)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(1.63)	$(0.54)	$(0.73)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,227,300	1,194,998	1,050,415

The accompanying notes are an integral part of these financial statements

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

						Total
			Additional			Shareholders’
	Number of	Common	Paid in	Accumulated	Foreign Currency	Equity
	Common shares	Shares	Capital	Deficit	Translation	(Deficit)
Balance at January 16, 2002 (inception)	—	$—	$—	$—	$—	$—
Issuance of stock, less issuance costs of $2,930	1,188,760	—	1,247,864	—	—	1,247,864
Stock subscription receivable		—	(400,000)	—	—	(400,000)
Net loss				(766,480)	—	(766,480)

Balance at December 31, 2002	1,188,760	—	847,864	(766,480)	—	81,384
Collection of stock subscription	—	—	400,000	—	—	400,000
Issuance of stock, less issuance costs of $3,495	30,972	—	181,505	—	—	181,505
Net loss				(650,386)		(650,386)

Balance at December 31, 2003	1,219,732	—	1,429,369	(1,416,866)	—	12,503
Stock issued for consulting services.	10,000	—	50,000	—	—	50,000
Additional paid-in capital- warrants	—	—	651,583	—	—	651,583
Net loss	—	—	—	(1,994,514)	—	(1,994,514)
Foreign currency translation adjustment	—	—	—	—	241,242	241,242

Comprehensive loss						(1,753,272)

Balance at December 31, 2004	1,229,732	$—	$2,130,952	$(3,411,380)	$241,242	$(1,039,186)

The accompanying notes are an integral part of these financial statements

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(1,994,514)	$(650,386)	$(766,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,240,016	—	—
Unrealized foreign currency loss	172,334	—	—
Other	51,265	—	—
Changes in assets and liabilities:
Accounts receivable (increase)	(2,220,173)	—	—
Refundable federal income taxes (increase)	(64,981)	—	—
Inventory (increase)	(2,629,290)	—	—
Prepaid expenses (increase) decrease	(304,891)	54,345	(54,956)
Accounts payable and accrued expenses increase	2,450,664	131,220	187,690

Cash used in operating activities	(3,299,570)	(464,821)	(633,746)
INVESTING ACTIVITIES
Acquisitions, net of cash received	(565,510)	(263,341)	(45,007)
Capital and other expenditures	(118,728)	—	—

Cash used in investing activities	(684,238)	(263,341)	(45,007)
FINANCING ACTIVITIES
Proceeds from issuance of common shares (net of issuance costs of $0 in 2004, $3,495 in 2003 and $2,930 in 2002)	—	581,505	847,864
Initial public offering expenditures	(1,220,459)	—	—
Financing costs	(519,494)
Borrowing on bank loan	5,132,249	—	—
Repayment of bank loan	(2,968,299)	—	—
Proceeds from 2004 note financing	2,150,000	—	—
Proceeds from issuance of long-term debt	1,394,000	—	—
Repayment of long-term obligations	(708,968)	—	—
Proceeds from issuance of short-term obligations	1,171,931	—	—
Repayment of short-term obligations	(211,820)	—	—

Cash provided by financing activities	4,219,140	581,505	847,864
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	235,332	(146,657)	169,111
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,454	169,111	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$257,786	$22,454	$169,111

The accompanying notes are an integral part of these financial statements

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)

Supplemental Disclosure of Cash Flow Information:

	2004	2003	2002
Cash paid during the period for interest	$380,563	$—	$—
Non-cash transactions:
Success fee obligation for acquisitions	$400,000	$—	$—
Obligations incurred in Steelbank acquisition	$1,312,480	$—	$—
Stock issued for consulting services	$50,000	$—	$—
Issuance of stock warrants	$651,583	$—	$—
Stock subscription receivable	$—	$—	$400,000

The accompanying notes are an integral part of these financial statements

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

     A summary of the significant accounting policies in the preparation of the accompanying financial statements follows.

Company and Industry

     Tarpon Industries, Inc., (formerly known as Wall St. Acquisitions, Inc.), (the “Company”) was incorporated in Michigan on January 16, 2002. The Company completed two acquisitions in 2004, Eugene Welding Co., or “EWCO,” acquired in April 2004, and Steelbank, Inc., or “Steelbank,” acquired in May 2004. EWCO manufactures structural steel tubing and steel storage rack systems at two manufacturing facilities in Michigan, north of Detroit. Steelbank acts as a distributor and sales representative for the sale of structural and mechanical steel tubing. Steelbank is currently located near Toronto, Ontario, Canada. We also signed an agreement in July 2004 to acquire the assets of the Haines Road facility of Bolton Steel Tube Co., Ltd., or “Haines Road.” We intend to seek other acquisitions in the steel tubing and related industries, although we currently have no agreement for any other such acquisition.

     We changed our name from Wall St. Acquisitions, Inc. to Tarpon Industries, Inc. in March 2004.

Consolidation

     The consolidated financial statements as of December 31, 2004 and for the year ended December 31, 2004 include the accounts of the Company and three wholly-owned subsidiaries, EWCO, Steelbank and BST Acquisition Ltd. from their date of acquisition, April 2, 2004 for EWCO and May 14, 2004 for Steelbank, or formation, for BST Acquisition Ltd. All significant inter-company transactions and balances have been eliminated, and the assets of the acquired subsidiaries have been adjusted to fair values as of the date of acquisition and goodwill has been recognized for the difference between the purchase price and fair value of the assets acquired for the acquired subsidiaries. We consider the Company to operate in a single segment.

Cash and Cash Equivalents

     All highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk

     Periodically throughout each year, the Company maintained a balance in one bank account in excess of the federally insured limit of $100,000.

     Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding that are longer than the contractual terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time an account is past due, the Company’s previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

     The Company had one major customer in 2004 that accounted for 22% of net sales in that period and approximately 44% of the accounts receivable at December 31, 2004. The Company had one major supplier in 2004 that accounted for approximately 20% of net purchases in that period.

Revenue Recognition

     For sales of products and scrap, revenue is recognized at the time the product is shipped to customers. Scrap sales are recognized as a reduction in cost of goods sold.

Inventories

     Inventories are valued at the lower of cost and market value, with cost being determined on the average cost method.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation and amortization is computed for financial statement purposes using the straight-line method over the following estimated useful lives as follows:

Machinery and equipment	4 to 6 years
Leasehold improvements	life of lease
Computer equipment	2 to 3.5 years
Computer software	2 years
Transportation equipment	2.5 years
Furniture and fixtures	6 years

     Expenditures for repairs and maintenance are charged to operations and major betterments are capitalized.

Income Taxes

     Deferred income taxes are provided for temporary differences between financial statement income and tax return income under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires deferred income taxes to be computed on the asset and liability method and deferred tax assets are recognized only when realization is probable. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. The principal deferred tax asset arises from net operating loss carry forwards.

Stock Options

     We account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation costs for stock options granted to employees and directors are measured as the excess, if any, of the market price of our stock at the date of grant over the amount an employee or director must pay to acquire the stock. No compensation expense has been charged against income for stock options granted to employees or directors. Stock-based compensation of consultants and

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

advisors is determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” estimated using the Black-Scholes model. The resulting amount is recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. As of December 31, 2004, the Company had committed to the granting of options for 346,785 shares effective on the date of the initial public offering.

Goodwill and Intangible Assets

     We have adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered.

     The Company reviews goodwill for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value is not recoverable. The assessment estimates for impairment of goodwill requires the company to make several estimates about fair value, many of which are based upon projected future cash flows. Based on our analysis, goodwill relating to the Steelbank acquisition were not impaired as of December 31, 2004.

Foreign Currency Translation and Currency Risk

     Assets and liabilities have been translated at exchange rates in effect at the balance sheet date. Income and expenses are translated at average exchange rates during the period. Exchange gains or losses resulting from translation are reflected in other comprehensive income.

     Steelbank does not enter into currency futures or forward contracts to manage its exposure to foreign currency fluctuations. At December 31, 2004, Steelbank’s receivables include U.S. $ 72,479 and payables include U.S. $ 866,329

Earnings Per Share

     Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each year.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these items be expensed as incurred and not included in overhead. In addition, SFAS 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets”. SFAS 153, amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”. This statement eliminates the exception to fair value in Opinion No. 29, “Accounting for Non monetary Transactions”. This statement eliminates the exception to fair value in Opinion 29 for exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”. This statement replaces Statement of Financial Accounting Standards No. 123 (SFAS 123”), “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after 2006. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

     In December 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, allows a company additional time to evaluate the effect of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. These FSP’s may affect how a company accounts for deferred income taxes. These FSP’s are effective December 21, 2004.

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions

EWCO

     In April 2004, the Company completed the acquisition of 100% of the stock of Eugene Welding Co., which manufactures and sells structural and mechanical steel tubing and steel storage rack systems at two manufacturing facilities in Michigan north of Detroit. The aggregate purchase price for EWCO was $699,490. The Company acquired EWCO for $415,450 in cash paid to its sole shareholder for all of the then outstanding EWCO shares. We also paid our consultant a $200,000 success fee in connection with the acquisition and incurred approximately $84,040 in expenses related to the acquisition, which we have added to the cost of the acquisition.

     In April 2004 and in connection with our acquisition of EWCO, we entered into an employment agreement with EWCO’s then President and Chief Executive Officer. In August 2004, we entered into a Termination Agreement with him, pursuant to which he resigned from all of his positions with us, agreed to render consulting services to us for one year, agreed to a release of claims, agreed to keep our information confidential and agreed not to compete with us for a period of two years following the termination of his consultation. His compensation under the agreement includes (1) payment of $100,000 a year for two years, (2) payment for his current health insurance coverage for 18 months, and (3) payment of his country club dues for 2004 and 2005, up to $5,000 a year, and (4) reimbursement of his attorney fees incurred in connection with the negotiation of legal matters up to $9,850 and (5) payment of the outstanding principal and interest on the loan in connection with the 2003 GMC Sierra pick-up truck currently used by him, two years of insurance and will transfer to him title to such vehicle.

Steelbank

     In May 2004, the Company completed the acquisition of 100% of the stock of Steelbank, Inc., which acts as a distributor and sales representative for the sale of structural and mechanical steel tubing and is based in a suburb of Toronto, Ontario, Canada. The acquisition complemented the Company’s acquisition of EWCO by providing a sales organization for EWCO’s products. Because much of Steelbank’s value to the Company is the value of its sales organization and not the value of its assets, a majority of the purchase price has been allocated to goodwill. The aggregate purchase price for Steelbank was $1,656,563. The Company acquired Steelbank by paying approximately $54,263 (Cdn.$75,000) in cash , issuing a promissory note in the principal amount of approximately $574,300 (Cdn.$800,000), and by issuing additional promissory notes in the aggregate principal amount of approximately $ 290,750 (Cdn.$405,000). We also paid Cdn.$62,500 of the holders’ legal and other expenses at maturity), agreeing to issue a number of our common shares equal to approximately $269,212 divided by the $5.00 public offering price of our shares in our initial public offering (recorded in notes payable – other). Additionally, we paid our consultant a $200,000 success fee in connection with the acquisition and incurred approximately $268,018 in expenses related to the acquisition, which we have added to the cost of the acquisition. Canadian dollars are translated into U.S. dollars as of the acquisition date of May 14, 2004.

     The results of operations of EWCO and Steelbank are included in the consolidated statement of operations from April 2, 2004, and May 14, 2004, respectively.

     The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Eugene
	Welding Company	Steelbank
Current assets	$9,972,486	$1,805,420
Property, plant and equipment	573,891	62,175
Goodwill	—	1,106,279
Other intangible assets	—	410,000
Other assets	75,800	—
Current liabilities	(9,380,408)	(1,727,311)
Long term liabilities	(542,279)	—

Net assets acquired	$699,490	$1,656,563

     The following unaudited proforma consolidated information is provided as if the acquisitions of EWCO and Steelbank had occurred as of the beginning of the applicable period:

     The unaudited proforma information does not reflect any benefits from synergies that might be achieved from combining operations and does not reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies. The unaudited pro forma amounts include adjustments that are based upon available information and various assumptions that the Company believes are reasonable.

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net sales	$51,037	$33,931	$32,636
Net loss before taxes	(1,340)	(1,557)	(574)
Net loss	$(1,328)	$(1,546)	$(594)
Net loss per common share – basic and diluted	$(1.08)	$(1.29)	$(0.57)
Weighted average number of common shares outstanding	1,227,300	1,194,998	1,050,415

3.	Goodwill and Intangible Assets

     The movement of goodwill and intangible assets for 2004 is as follows:

			Covenant
			Not to
	Goodwill	Customer Base	Compete	Total
Balance at December 31, 2003	$—	$—	$—	$—

Acquisition of Steelbank	1,106,279	80,000	330,000	1,516,279

Foreign Currency Impact	173,531	12,556	51,790	237,877

	1,279,810	92,556	381,790	1,754,156

2004 Amortization	—	(3,333)	(34,375)	(37,708)

Balance at December 31, 2004, Net	$1,279,810	$89,223	$347,415	$1,716,448

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

     The customer base is being amortized over 15 years and the covenant not to compete is being amortized over the term of the covenant, 6 years. The following is a schedule of future amortization expense for intangible assets, customer base, and the covenant not to compete:

2005	$70,842
2006	70,842
2007	70,842
2008	70,842
2009	70,842
Thereafter	82,428

Totals	$436,638

4.	Details of Balance Sheet

	2004	2003
INVENTORIES:
Raw Materials	$4,289,648	$—
Work-in-process	602,390	—
Finished Goods	2,599,276	—
Supplies	113,070	—

Total	$7,604,384	$—

The Company has no inventory obsolescence reserve as of December 31, 2004.

PROPERTY PLANT AND EQUIPMENT:
Machinery and equipment	$394,554	—
Leasehold improvements	211,622	—
Computer equipment	32,710	—
Transportation equipment	24,500	—
Furniture and fixtures	77,090	—

Total	740,476	—
Less accumulated depreciation and amortization	105,425	—

Net property, plant and equipment	$635,051	$—

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Short Term Debt

Short-term debt can be summarized as follows:

	December 31,	December 31,
	2004	2003

Revolving Credit Facility	$6,711,387	$—
Note issued in connection with redemption of EWCO shares	670,000	—
Notes issued with acquisition of Steelbank	764,388	—
Full recourse factoring liabilities	1,171,931	—
Bridge loan payable	2,150,000

Total	$11,467,706	$—

     At December 31, 2004, Steelbank Inc. had a full-recourse factoring arrangement with Greenfield Commercial Credit, Inc. for the extension of up to approximately $ 1,557,000 of credit, representing approximately $ 1,246,000 in face amount of eligible receivables sold and outstanding at any time. The facility is secured by all of the assets of Steelbank and all obligations of Steelbank under the arrangements are guaranteed by the Company. Steelbank receives 80% of the face amount of receivables that it desires to sell and Greenfield Commercial Credit, Inc. agrees, in its discretion, to buy. Greenfield Commercial Credit, Inc. may require Steelbank to re-purchase any receivables sold, on demand, for the unpaid face amount of such receivables. The full-recourse factoring arrangement was terminated with the closing of the IPO in February 2005. The facility prohibits Steelbank from granting any extension of time for payment of accounts receivable, compromising or settling any accounts receivable for less than the full amount of such accounts receivable, releasing any debtor to such accounts receivable, or granting any credits, discounts, allowances, deductions, return authorizations or the like with respect to any accounts receivable. In addition, Steelbank is prohibited from creating or permitting any lien with respect to the collateral granted under the arrangement, except for subordinated liens under the Company’s 2004 note financing notes. As of December 31, 2004, approximately $ 1,172,000 in face amount of receivables were sold and not yet collected, and approximately $ 385,000 was available for additional sales under the arrangement with Greenfield Commercial Credit, Inc.

     Prior to the acquisition, EWCO redeemed 90% of the then outstanding shares from its shareholder for $3,603,144, of which $670,000 is represented by a promissory note (recorded in short term debt) payable out of the proceeds of the Company’s initial public offering of common shares and secured by EWCO shares that would represent 60% of the outstanding shares. The remaining $2,933,144 of the redemption price was retained by EWCO to repay a note to EWCO from the former sole shareholder relating to his acquisition of EWCO in 2001.

Bridge Loans

     In February and March 2004, the Company raised $150,000 in an offering of notes and warrants in anticipation of, and under the same terms associated with, the April 2004 note financing described below. The notes were issued at their face amount, bore interest at 8% a year, 15% after January 5, 2005, and were paid at the February 2005 closing of our initial public offering. The notes were secured

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

by our assets and the assets of our subsidiaries, but were subordinate to our subsidiaries’ secured bank financing. Our net proceeds, after deducting the expenses of the offering, were approximately $146,000. We also granted the purchasers in the February and March offerings warrants to purchase 30,000 common shares exercisable at $5.00 a share. The warrants are exercisable for five years beginning August 16, 2005.

     In April 2004, the Company closed a private note financing which provided the Company with $2,000,000 in gross proceeds, approximately $1,725,000 after the placement agent’s fees and the expenses of the offering. These proceeds were used primarily to facilitate the acquisition of Eugene Welding Co. and Steelbank, Inc. (see below), for working capital and general corporate purposes, including the payment of then accrued expenses and expenses in connection with the Company’s proposed initial public offering of common shares. The debt was issued at its face amount and bears interest at 8% per annum, 15% after January 5, 2005, payable in cash upon maturity. Maturity occurred at the February 2005 closing of our initial public offering of common shares. The notes were secured by our assets and the assets of our subsidiaries, but were subordinate to our subsidiaries’ secured bank financing. We also granted the purchasers in this note offering five-year cashless exercise warrants to purchase 465,000 common shares at $5.00 a share. The warrants are exercisable for five years beginning August 16, 2005.

     The value of the 465,000 shares granted above was $651,583 and was amortized as interest expense in 2004. As of December 31, 2004 the value of all warrants issued was fully amortized.

6.	Long Term Debt and Capital Lease Obligations

December 31,
2004
Term loan	$1,347,533
Notes payable to former shareholders of Steelbank,	336,272
Other, including capital lease obligations	35,520

Total,	1,719,325
Less current portion, of long-term debt and capital lease obligations	(405,107)

Long-term portion of long-term debt and capital lease obligations	$1,314,218

Maturities of long-term debt and capital lease obligations for the years ending December 31 are as follows:

2005	$405,107
2006	401,893
2007	398,548
2008	281,443
2009	232,334

$1,719,325

     In August 2004, EWCO refinanced its credit facility with Standard Federal Bank, N.A., including a revolving credit facility for up to $7,000,000, which was increased to $9,000,000 in December 2004, subject to a borrowing base based on eligible inventory and receivables , originally maturing August 31, 2007, and a

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

$1,394,000 term loan. The term loan is payable in equal monthly installments of principal based on a five year amortization ending August 1, 2009, but matures August 31, 2007 if the revolving credit facility is not renewed. The loans are secured by all of EWCO’s personal property and are guaranteed by Tarpon. The principal amount outstanding bears interest, payable monthly, at the bank’s prime rate, plus, until completion of our initial public offering, plus 0.375% (at a total of 5.63% as of December 31, 2004). The loan agreement requires EWCO to maintain a minimum debt service coverage ratio and minimum tangible net worth. It also generally prohibits dividends and limits EWCO’s ability to make capital expenditures. EWCO paid a 1% closing fee and must pay a 0.25% unused line of credit fee. EWCO is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity. As of December 31, 2004, $6,711,387 was outstanding under the revolving credit facility, $1,347,533 was outstanding under the term loan, and approximately $1,375,000 was available for borrowing under the revolving credit facility.

     The installment notes payable to former shareholders of Steelbank are due in annual installments of $112,091 plus interest at 8.0% through December 2007. The notes are secured by all of the shares of Steelbank, and the assets of Steelbank.

7.	Leases

     Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense was $261,000 in 2004. No expense was incurred in 2003 and 2002.

     Future minimum operating lease payments at December 31, 2004 were as follows:

Operating Leases
2005	$394,383
2006	285,255
2007	16,548
2008	11,658
2009	5,829

Total	$713,673

8.	Income Taxes

     Total income tax expense for the year ended December 31, 2004 was a benefit of $70,986. The entire benefit relates to tax refunds available in Canada for Steelbank. As a result of the valuation allowances applied to the net operating losses and other net deferred tax assets, the Company did not incur any additional tax expense for the three years ended December 31, 2004, 2003 and 2003.

     A reconciliation of income taxes computed using the federal statutory rate to the taxes reported in our statements of operations is as follows:

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2004	2003	2002
Net loss before income taxes	$(2,065,500)	$(650,386)	$(766,480)
Federal statutory rate	34%	34%	34%

Tax computed at federal statutory rate	(702,270)	(221,131)	(260,603)
Increase or decrease in taxes from:
Effect of nondeductible items	14,743
Foreign tax rate differential	(9,101)
Valuation allowance	625,642	221,131	260,603

Reported income taxes	$(70,986)	$—	$—

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2004	2003	2002
Net operating loss carry-forwards	$1,083,879	$481,734	$260,603
Allowance for doubtful accounts	22,600	—	—
Property and equipment	28,501	—	—
Foreign exchange losses	63,400	—	—

Deferred tax assets	1,198,380	481,734	260,603
Valuation allowance	(1,198,380)	(481,734)	(260,603)

Net deferred tax asset	$—	$—	$—

     Due to the historical losses incurred by the Company, a full valuation allowance for deferred tax assets has been provided. If the Company achieves profitability, these deferred tax assets may be available to offset future income taxes. The Company’s net operating loss carry-forward at December 31, 2004 and 2003 was approximately $ 3,187,882 and $1,417,000, respectively, and expire as follows: $ 1,771,016 in 2024, $650,386 in 2023, and $ 766,480 in 2024.

9.	Related Party Transactions

     The Company employed its then Chairman and Chief Executive Officer for annual compensation of $350,000 per year and reimbursement of business-related expenses. Included in Selling, General and Administrative expenses for 2002 are wages of $45,390 for start-up services that the former Chairman and Chief Executive Officer performed in November, 2001 and December, 2001. As of April 8, 2004, the Chairman and Chief Executive Officer was no longer an employee of the Company, but remained as a consultant through an entity primarily owned by him.

     In addition, the former Chairman and Chief Executive Officer’s son was employed by the Company as Assistant to the Chairman at an annual salary of $72,000. As of April 8, 2004, the son was no longer an employee of the Company, but remained as a consultant through an entity partially owned by him.

     In April 2004, the Company entered into a Management Consulting Agreement with Bainbridge Advisors, L.L.C. (primarily owned by the former Chairman and Chief Executive Officer and his son). The

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Agreement has a three year term and provides for $15,000 per month in consulting fees in 2004, and $20,000 per month as of March 1, 2005, a fee ranging from $200,000 to $300,000 for additional acquisitions by the Company, and options to purchase 110,000 shares of the Company’s stock.

     The following table summarizes the compensation paid to the former Chairman and Chief Executive Officer and his son, individually and through Bainbridge Advisors, L.L.C.:

	December 31,
	2004	2003	2002
Advisory services and expenses	$163,900	$—	$—
Salaries and benefits	130,177	451,571	447,505
Success fees	400,000	—	—

Total	$694,077	$451,571	$447,505

     As of December 31, 2004, liabilities included $275,000 of the success fees owed for the EWCO and Steelbank acquisitions consummated in 2004.

     Two of our initial stockholders provided consulting services to us in 2002, for which one of them was paid $122,000 and the other was paid $87,500, which consisted of $37,500 in cash and 10,000 common shares issued in March 2004.

     One of our former officers and directors, and the husband of the holder of approximately 14.7% of our outstanding common shares as of January 7, 2005, is also formerly a partner in a law firm we engaged to perform legal services for us in 2003 and 2002. We paid them $45,889 for those services in 2003 and $45,638 for those services in 2002. In March 2004, one of them became a partner in another law firm that has performed legal services for us in 2004 and we expect them to continue to do so. In addition, we paid one of our former officers and directors consulting fees of $23,000 in 2003.

     Between January and August 2004, we engaged one of our directors to provide consulting services to us concerning our operations, general management and business development, at times and places and in an amount determined by mutual agreement. We accrued $22,000 in fees for these services; including $10,000 payable in common shares at the closing of our initial public offering. We issued 2,000 common shares to this director in February 2005.

10.	Capitalization

     In connection with the Company’s formation on January 16, 2002, four of our shareholders and their family members received 904,131 of our common shares for an aggregate purchase price of $794.

     From March 2002 through June 2002, the Company privately placed 200,913 newly-issued common shares to eight accredited investors, at a price of $3.73 per share, for gross proceeds of $750,000. Our net proceeds, after deducting the expenses of the offering, were approximately $747,000.

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

     From December 2002 through October 2003, the Company privately placed 114,688 newly-issued common shares to six accredited investors, at a price of $5.97 per share, for gross proceeds of $685,000. Our net proceeds, after deducting the expenses of the offering, were approximately $685,000. As part of the issuance of these common shares, we agreed that if an initial public offering is completed, we will issue additional common shares to these purchasers so that the total common shares they receive equals (1) 1.35 times the amount they invested in our initial public offering, divided by (2) our initial public offering price per share. We issued an additional 70,262 shares to these shareholders as a result of our initial public offering, lowering their effective purchase price to $3.70 a share.

     We effected a 1-for-3.69203259 reverse split in December 2003 and a 1-for-1.6176795 reverse stock split in March 2004. The share numbers in these footnotes have been adjusted to reflect these reverse stock splits.

11.	Contingencies

     As of December 31, 2004 the Michigan Department of Environmental Quality (“MDEQ”) notified the Company that it had concluded that the Company was a “major source” for certain air emissions and that the Company had failed to apply for a Renewable Operating Permit for air emissions not covered by its Permit to Install then in effect. The Company has informed us that it subsequently applied for a revised Permit to Install to obviate the need for a Renewable Operating Permit and received the revised Permit to Install in December 2004. The MDEQ and the Company have negotiated a resolution of the violations alleged by MDEQ, and the Company has agreed in principle to pay a settlement amount of approximately $31,000 to resolve the violations alleged by the MDEQ in July 2004. The MDEQ posted for public comment a proposed consent order memorializing the agreement, and the MDEQ will accept public comment on the proposed consent order until April 20, 2005. The cost of the violation has been fully provided and the Company has taken action to prevent future assessments and fines.

     The Company is a party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of this litigation cannot be estimated with certainty, but management believes, based on their examination of these matters, experience to date and discussions with counsel, that the ultimate liability will not be material to the Company’s business, financial condition or results of operations.

12.	Employee benefit plans

     EWCO has three separate 401(k) plans. Two of these plans cover union employees who have attained 18 years of age with six months of service. The participants can contribute up to 15% of their compensation. EWCO matches 50% of the employee contributions based on the collective bargaining agreement, not to exceed 5 percent of compensation. The employer contributions for these two plans for 2004 were $39,644 and $6,924, respectively.

     The third 401(k) plan is for employees who are not covered by a collective bargaining agreement, who have attained 18 years of age and who have 1,000 hours and six months of service. The participants can contribute up to 15% of their salary and are eligible for an employer discretionary contribution. EWCO matches 50% of the employee contributions up to 5% of employees’ wages. The employer matching contributions for 2004 were $17,797.

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

13.	Geographic Information

Revenues by country for EWCO and Steelbank are as follows for the year ended December 31, 2004:

Year Ended
December 31
2004
United States	$32,483,427
Canada	5,138,202

Totals.	$37,621,629

14.	Product Sales

     Products sold to external customers were as follows for the year ended December 31, 2004:

Year Ended
December 31,
2004
Manufactured by us:
Structural Steel Tubing	$13,341,354
Mechanical Steel Tubing	1,280,391
Steel Storage Rack Systems	17,732,783

Total	$32,354,528

Manufactured by others:
Structural Steel Tubing	$1,737,790
Mechanical Steel Tubing	3,160,564
Other	368,747

Total:	$5,267,101

15.	Subsequent Events

     On February 17, 2005 we closed our initial public offering of 2,850,000 common shares at an offering price of $5.00 per share. Our estimated net proceeds from the offering were approximately $ 12,825,000, before deducting the costs of the offering, substantially all of which were or will be used to finance the acquisition of the Haines Road facility of Bolton Steel Tube Co., Ltd., to repay outstanding indebtedness related to prior acquisitions and for capital expenditures.

     The lead underwriter in our initial public offering exercised in full the over-allotment option to purchase an additional 427,500 common shares, sold in our initial public offering at an initial public offering price of $5.00 per share. We closed the over-allotment sale on February 23, 2005. Net proceeds to the Company from the over-allotment exercise were approximately $ 1,923,750. Proceeds of the over-allotment option are for capital expenditures and working capital.

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

     In February 2005, Steelbank consummated the acquisition of substantially all of the assets, other than the real estate, of Haines Road from Bolton Steel Tube Co., Ltd. pursuant to an Asset Purchase Agreement originally entered into in July 2004, as amended. The purchase price was an aggregate of approximately $9,677,000 (Cdn.$11,860,000), consisting of (1) approximately $290,000 (Cdn.$356,000) in deposits paid before closing, (2) approximately $7,402,000 (Cdn.$9,072,000), paid in cash at the closing of the acquisition, (3) approximately $979,000 (Cdn.$1,200,000) secured, subordinated promissory note, payable 15 months after closing or by offset against amounts owed for purchases by Bolton from Haines Road after closing, (4) approximately $1,005,000 (Cdn.$1,232,00) for purchased inventory, payable within 45 days after the closing of the acquisition, (5) a $200,000 success fee in connection with the transaction, payable to Bainbridge Advisors over 24 months, and (6) approximately $131,400 in expenses related to the transaction. We funded a portion of the purchase price with proceeds of loans described in Item 7, under “Liquidity and Capital Resources – Financing Arrangements.”

     Pursuant to a Guarantee between Tarpon and Bolton, Tarpon guaranteed Steelbank’s obligations under the secured subordinated promissory note executed by Steelbank in favor of Bolton. As part of the transaction, we have agreed not to compete with Bolton with respect to hot-dipped galvanized products for a period of six months after closing.

     We have also agreed to acquire the Haines Road real estate for an estimated aggregate of approximately $4,651,000 (Cdn.$5,700,000), consisting of (1) approximately $3,264,000 (Cdn. $4,000,000) for the cash portion of the purchase price of the Haines Road real estate, with approximately $163,000 (Cdn.$200,000) paid as a deposit and the balance payable within 90 days after the closing of the acquisition, and (2) approximately $1,224,000 (Cdn.$1,500,000) secured promissory note, payable 15 months after real estate closing date or, if the fair value of the purchased real estate less the loans secured by the purchased real estate is not at least approximately $408,000 (Cdn.$500,000)or if the first mortgage on the purchased real estate exceeds approximately $3,019,000(Cdn.$3,700,000), payable on the real estate closing date. We expect to seek approximately $3,019,000 (Cdn.$3,700,000) in mortgage financing, although we currently have no commitment for the mortgage financing. We have also agreed to lease the Haines Road real estate during the period between the acquisition closing date and the real estate closing date at a monthly rent of approximately $62,300 (Cdn.$75,000).

     On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch. The credit facility provides for a revolving credit line in the maximum principal amount of $8,000,000 Canadian dollars, subject to a borrowing base based on eligible inventory and receivables and subject to reserves, and a term loan in the principal amount of $2,100,000 Canadian dollars.

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS — (Continued)

QUARTERLY INFORMATION (unaudited)

     The following is a summary of Tarpon’s quarterly operating results for the year ended December 31, 2004:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)

Year Ending December 31, 2004

Net sales	$—	$11,993	$12,959	$12,670
Gross profit	—	1,502	1,453	795
Net income (loss)	(165)	$(213)	(591)	(1,026)
Net income (loss) per common share –basic and diluted	$(0.14)	$(0.17)	$(0.48)	$(0.83)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Eugene Welding Co.

     We have audited the balance sheets of Eugene Welding Co. (a Michigan corporation) as of March 31, 2004 and December 31, 2003, and the statements of operations, shareholders’ equity, and cash flows for the three month period ended March 31, 2004 and the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as basis for designating audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and December 31, 2003 and the results of its operations and its cash flows for the three month period ended March 31, 2004, and the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated, when considered in relation to the basic consolidated financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Southfield, Michigan
April 1, 2005

EUGENE WELDING CO.

BALANCE SHEETS

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$431,739	$269,555
Accounts receivable (less allowance for doubtful accounts of $222,988 at March 31, 2004, $321,941 at December 31, 2003,	4,868,290	3,847,022
Inventories	4,370,151	5,117,905
Prepaid expenses	142,705	249,038

Total current assets	9,812,885	9,483,520
Property, Plant and equipment – Net	910,989	937,926
OTHER ASSETS:
Note receivable – other	45,607	45,607
Deferred tax asset	75,800	—

Total other assets	121,407	45,607

TOTAL ASSETS	$10,845,281	$10,467,053

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Notes payable – bank	$4,035,485	$4,065,315
Accounts payable	3,507,750	3,958,350
Accounts payable – inter-company	143,677	—
Distributions payable	—	19,616
Accrued expenses	678,079	436,512
Income taxes payable	135,713	—
Current maturities on long-term debt	209,704	240,487

Total current liabilities	8,710,408	8,720,280
LONG-TERM DEBT, LESS CURRENT MATURITIES:	486,179	534,528
COMMITMENTS AND CONTINGENCIES DEFERRED INCOME TAXES:	56,100	—
SHAREHOLDER’S EQUITY:
Common shares; par value $10 per share; authorized, 5,000 shares; issued and outstanding, 40 shares at March 31, 2004, and December 31, 2003	400	400
Shareholder note receivable	(2,933,144)	(2,933,144)
Retained earnings	4,525,338	4,144,989

Total shareholder’s equity	1,592,594	1,212,245

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$10,845,281	$10,467,053

The accompanying notes are an integral part of these financial statements

EUGENE WELDING CO.

STATEMENT OF OPERATIONS

	Three Months Ended	Year Ended
	March 31,	December 31,
	2004	2003
REVENUES:
Sales	$10,606,365	$26,611,349
Less discounts allowed	57,584	169,678

Net revenues	10,548,781	26,441,671
COST OF GOODS SOLD:
Materials	5,937,979	15,102,702
Direct labor	713,215	2,212,416
Manufacturing overhead	2,485,814	7,647,425

Total cost of goods sold	9,137,008	24,962,543
Gross profit	1,411,773	1,479,128
OTHER OPERATING EXPENSES:
Selling, general and administrative expenses	814,027	2,398,850
Depreciation and amortization	35,445	147,508
Loss on disposal of property and equipment	—	4,029

Total operating expenses	849,472	2,550,387
OPERATING INCOME (LOSS):	562,301	(1,071,259)
OTHER INCOME (EXPENSE):
Miscellaneous income/ (expense)	(14,549)	11,298
Interest expense	(51,390)	(200,234)
Interest and dividend income	—	41

Total other income (expense)	(65,939)	(188,895)
INCOME (LOSS) BEFORE INCOME TAXES:	496,362	(1,260,154)
PROVISION FOR INCOME TAXES:
Income tax expense	135,713	—
Deferred income taxes	(19,700)	—

Provision for income taxes	116,013	—

NET INCOME (LOSS):	$380,349	$(1,260,154)

The accompanying notes are an integral part of these financial statements

EUGENE WELDING CO.

STATEMENT OF SHAREHOLDER’S EQUITY

	Number of			Shareholder	Total
	Common	Common	Retained	Note	Shareholder’s
	Shares	Shares	Earnings	Receivable	Equity
Balance at January 1, 2003	40	$400	$5,493,673	($2,933,144)	$2,560,929
Net loss			(1,260,154)		(1,260,154)
Shareholder distributions			(88,530)		(88,530)

Balance at December 31, 2003.	40	$400	$4,144,989	($2,933,144)	$1,212,245
Net income			380,349		380,349

Balance at March 31, 2004	40	$400	$4,525,338	($2,933,144)	$1,592,594

The accompanying notes are an integral part of these financial statements

EUGENE WELDING CO.

STATEMENT OF CASH FLOWS

	Three Months Ended	Year Ended
	March 31,	December 31,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$380,349	$(1,260,154)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	35,445	147,508
Loss on disposals of property and equipment	—	4,028
Deferred income taxes	(19,700)	—
Changes in assets and liabilities:
Accounts receivable (increase) decrease	(1,021,268)	(776,833)
Inventory (increase) decrease	747,753	244,072
Prepaid expenses (increase) decrease	106,332	(26,189)
Note receivable – other (increase)	—	(45,607)
Distributions payable (decrease)	(19,616)	—
Accounts payable and accrued expenses increase (decrease)	(65,354)	1,315,104
Accrued income taxes increase	135,713	—

Cash provided by (used in) operations	$279,654	$(398,071)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,506)	(113,709)

Net cash used in investing activities	(8,506)	(113,709)

FINANCING ACTIVITIES
Net (repayments) borrowings under lines of credit	(29,830)	539,333
Proceeds from long-term debt	13,057	185,893
Principal payments on long-term debt	(92,191)	(352,509)
Shareholder distributions	—	(88,530)

Cash provided by (used for) financing activities	(108,964)	284,187

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	162,184	(227,593)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,555	497,148

CASH AND CASH EQUIVALENTS, END OF PERIOD	$431,739	$269,555

Supplemental Cash Flow Information:
Non-cash transaction – Note Receivable Shareholder	$—	$198,967

Cash paid during the period for interest	$51,390	$198,967

Non-cash exchange of note for receivable	$—	$45,607

The accompanying notes are an integral part of these financial statements

EUGENE WELDING CO.
NOTES TO FINANCIAL STATEMENTS – (Continued)

NOTES TO FINANCIAL STATEMENTS

1. Organization

     Eugene Welding Co. (the “Company”) is a Michigan corporation formed in 1954. The Company manufactures structural steel tubing and steel storage rack systems at two manufacturing facilities in Michigan, north of Detroit. We currently manufacture structural steel tubing, which is used as a component for products in original equipment manufacturer automotive, boating, industrial equipment, construction, agricultural, steel service center, leisure and recreational vehicle markets, such as trailer hitches, storage racks, boating trailers, boat hoists, fork lifts, scaffolding, farm implement components, recreational vehicles, exercise equipment and barbecues. In addition, we manufacture steel storage rack systems, including selective racks, drive-in/through racks, push back racks, cantilevered racks, archival storage systems and order picking systems used in the home center, retail distribution, public warehouse and commercial and industrial distribution markets.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with a maturity date of three months or less to be cash equivalents.

Accounts Receivable and Concentration of Credit Risk

     Periodically throughout each year, the Company maintained a balance in one bank account in excess of the federally insured limit of $100,000.

     Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time an account is past due, the Company’s previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

     The Company had two major customers in the three months ended March 31, 2004 that accounted for ten percent or more of net sales in those periods. Sales to these customers amounted to approximately 36%. Accounts receivable balances due from two significant customers at March 31, 2004, and December 31, 2003, were 23% and 31% of total accounts receivable, respectively.

Revenue Recognition

     For sales of products and scrap, revenue is recognized at the time the product is shipped to customers. Scrap sales are recognized as a reduction in cost of goods sold.

EUGENE WELDING CO.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Income Taxes

     Through December 31, 2003, the Company, with the consent of its shareholders, had elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for federal income taxes is included in these financial statements for twelve month period ended December 31, 2003. EWCO ceased to be taxed as an S corporation effective January 1, 2004, and since that date has recognized a provision for corporate income taxes.

     Beginning January 1, 2004 when the Company ceased to be taxed as a Subchapter S Corporation, deferred income taxes are provided for timing differences between financial statement income and tax return income under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires deferred income taxes to be computed on the asset and liability method and deferred tax assets are recognized only when realization is certain. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. The principal timing difference arises from non-deductible reserves and use of accelerated tax depreciation for tax purposes.

     The effect of such difference is included annually on the income statement and on the balance sheet as an adjustment to deferred income taxes. At March 31, 2004, deferred income tax assets in the amount of $19,700 were calculated.

Inventories

     Inventories are valued at the lower of cost or market value, with cost being determined on the average cost method. Major classes of inventory consist of the following:

	March 31,	December 31,
	2004	2003
Raw materials	$2,346,152	$2,736,418
Work in process	617,766	523,908
Finished goods	1,303,331	1,714,831
Supplies	102,902	142,748

Total	$4,370,151	$5,117,905

EUGENE WELDING CO.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are stated at cost. The principal categories of property, plant and equipment are as follows:

	March 31,	December 31,
	2004	2003
Machinery and equipment	$5,888,928	$5,827,540
Leasehold improvements	856,348	909,229
Computer equipment	775,619	775,619
Transportation equipment	588,481	588,481
Furniture and fixtures	115,127	115,126

Total	8,224,503	8,215,995
Less accumulated depreciation and amortization	7,313,514	7,278,069

Net property, plant and equipment	$910,989	$937,926

     The Company’s policy is to compute depreciation and amortization for financial statement purposes using straight-line and accelerated methods over the following estimated useful lives:

Machinery and equipment	5 – 10 years
Leasehold improvements	life of lease
Computer equipment	3 – 7 years
Transportation equipment	5 years
Furniture and fixtures	5 – 7 years

     Expenditures for repairs and maintenance are charged to operations and major betterments are capitalized.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. Shareholder Note Receivable

     Shareholder note receivable consists of a demand note receivable from the Company’s shareholder in the amount of $2,933,144, which was recorded as an offset against retained earnings. This note bears interest at 1% over the prevailing bank prime lending rate, payable monthly. The Company fully reserved the interest revenue due on this note for the three month period ended March 31, 2004 and year ended December 31, 2003.

EUGENE WELDING CO.
NOTES TO FINANCIAL STATEMENTS — (Continued)

4. Note Receivable – Other

     Note receivable – other at December 31, 2003 consists of a note receivable from a customer, pursuant to the customer’s reorganization plan. This note was written off as uncollectible after March 31, 2004.

5. Note Payable — Bank

     The Company had a demand revolving credit facility with a bank for $5,000,000, bearing interest at the prevailing prime lending rate plus 1/2% at March 31, 2004 and 1/4% December 31, 2003. Borrowings under this facility were secured by all assets of the Company, and were further supported by the individual guarantee of the Company’s stockholder. In aggregate, the total obligation of the guarantor was not to exceed $912,846. This facility was cross liened and cross defaulted with the Company’s installment note due to the bank (see Note 6). At March 31, 2004 and December 31, 2003, the Company has borrowings of $4,035,485 and $4,065,315, respectively against the facility. As of March 31, 2004 and December 31, 2003 there was $964,515 and $934,685, respectively of unused availability for the credit facility. The loan agreements required it to maintain minimum debt service coverage and debt to tangible net worth ratios. They also limited the Company’s ability to pay dividends or incur additional debt.

     At December 31, 2003, the Company was in default of certain financial loan covenants. Subsequent to the balance sheet date, the Company and the bank entered into an agreement whereby the bank agreed to forebear, until March 31, 2004, from taking any action to collect upon this note and the Company’s installment note (see Note 6), subject to certain conditions. These conditions include increasing the interest rates on these borrowings to 1/2% over the prevailing prime lending rate. Subsequent to the year-end the note was refinanced with the bank.

6. Long-Term Debt

	March	December
	31, 2004	31, 2003
A financing arrangement with a finance company, payable in monthly installments of $17,165, including finance charges of 5.995%, through February 2004	$—	$33,489
A capital lease payable in monthly installments of $3,562, including finance costs at 7.38%, through April 2004	3,562	14,117
A capital lease payable in monthly installments of $219, including finance costs at 14.04%, through August 2006	5,352	5,809
A capital lease payable in monthly installments of $199, including finance costs at 10.71%, through November 2006	5,510	5,951
An installment note payable to a transportation company in monthly installments of $1,000, bearing no interest, through April 2005	13,057	—

EUGENE WELDING CO.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	March	December
	31, 2004	31, 2003
An installment note payable to a bank in monthly installments of $15,214, plus interest at 4.5% and 4.25% at March 31, 2004 and December 31, 2003 respectively, through August 2007. This note is secured by all assets of the Company and was further supported by the individual guarantee of the Company’s stockholder until April 2004. In aggregate, the total obligation of the guarantor is not to exceed $912,846. This note is cross liened and cross Defaulted with the Company’s revolving credit facility (see Note 5)	638,992	684,635
A secured equipment note payable to a bank in monthly installments of $668, including interest at 5.24%, through April 2008	29,410	31,014

Total	$695,883	$775,015
Less current portion	209,704	240,487

Long-term portion	$486,179	$534,528

     Maturities of long-term debt for the three months ending March 31, 2004 are as follows:

2005	$209,704
2006	193,953
2007	192,517
2008	99,044
2009	665

$695,883

7. Income Taxes

     EWCO was an S corporation until December 31, 2003. As such did not record a provision for current or deferred income taxes. As a result of its change to a C corporation, it is now subject to income taxes on its taxable income, had no deferred tax assets, liabilities or operating loss carry-forwards before January 01, 2004.

Income tax expense includes the following:

March 31, 2004
Current federal income tax expense	$135,713
Deferred federal income tax expense	(19,700)

Total income tax expense	$116,013

EUGENE WELDING CO.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Deferred tax asset and (liabilities) consist of the following:

     Deferred tax assets (liabilities) consist of the following:

March 31, 2004
Property and equipment	$(56,100)
Accounts receivable and other	75,800

Net deferred tax assets	19,700
Valuation allowance	—

Net deferred tax asset	$19,700

A reconciliation of actual federal income tax expense to the expected amounts computed by applying the statutory tax rate percent to earnings before income taxes is as follows:

Three Months Ended
March 31, 2004
Net income (loss) before income taxes	$496,362
Federal statutory rate	34%

Tax computed at federal statutory rate	168,763
Increase or decrease in taxes from:
Effect of conversion to C corporation status	(52,750)

Reported income taxes	$116,013

8. Commitments and Contingencies

     The Company leases facilities and equipment used in its operations under lease agreements expiring through October 2006. The operating lease requires the Company to pay the taxes, insurance and maintenance expense related to the leased property. Rent expense, including month-to-month rentals was $102,900 for the three months ended March 31, 2004. Minimum future lease payments under non-cancelable leases at March 31, 2004 are summarized as follows:

Year Ended December 31,
2004	$223,343
2005	293,191
2006	234,659
2007	16,548
2008	11,658
2009	5,829

$785,228

EUGENE WELDING CO.
NOTES TO FINANCIAL STATEMENTS — (Continued)

9. Employee Benefit Plans

     The Company has three separate 401(k) plans. Two of these plans cover union employees who have attained 18 years of age with three months of service and 500 hours. The participants can contribute up to 15% of their compensation. The Company matches the employee contributions based on the collective bargaining agreement, not to exceed 5 percent of compensation. The employer contributions for these two plans for the three months ended March 31, 2004 and the year ended December 31, 2003 were $16,270 and $69,846, respectively.

     The third 401(k) plan is for employees who are not covered by a collective bargaining agreement, who has six months of service. The participants can contribute up to 25% of their salary and are eligible for an employer discretionary contribution. The Company matches the employee contributions 50% up to 4% of employees’ wages. The employer matching contributions for the three months ended March 31, 2004 and the year ended December 31, 2003 were $5,703 and $26,951, respectively.

10. Product Sales

     Products sold to external customers were as follows for the three months ended March 31, 2004:

Three Months Ended
March 31,
2004
Manufactured by us:
Structural Steel Tubing	$4,916,144
Mechanical Steel Tubing	304,877
Steel Storage Rack Systems	5,318,567

Total	$10,539,588

Manufactured by others:
Mechanical Steel Tubing	$9,193

11. Subsequent Events

     In November 2003, the Company’s sole shareholder signed a Stock Purchase Agreement to sell all of the issued and outstanding stock of the Company. In April 2004, Tarpon Industries, Inc. and the Company acquired 100% of the Company’s outstanding common shares pursuant to the agreement described above.

     On April 21, 2004, Tarpon Industries acquired 100% of the outstanding common shares of EWCO from its sole shareholder, who was its Chief Executive Officer from April to August 2004. Tarpon acquired EWCO for $415,450 in cash paid to its sole shareholder for all of the then outstanding EWCO shares. Prior to the acquisition, EWCO redeemed 90% of the then outstanding shares from him for $3,603,144, of which $670,000 was represented by a promissory note that was paid out of the proceeds of our initial public offering in February 2005. The remaining $2,933,144 of the redemption price was retained by EWCO to repay a note to EWCO from the former sole shareholder relating to his acquisition of EWCO in 2001.

EUGENE WELDING CO.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     On April 6, 2004, the Company refinanced its credit facility with Comerica Bank, including a revolving credit facility for up to $6,000,000 secured by its accounts receivable, inventory and its equipment. The revolving credit facility was due on demand and was based on a borrowing base based on qualifying accounts receivable and inventories

     In August 2004, the Company refinanced its credit facility with Standard Federal Bank, N.A., including a revolving credit facility for up to $7,000,000, which was increased to $9,000,000 in December 2004, subject to a borrowing base based on eligible inventory and receivables, originally maturing August 31, 2007, a $1,394,000 term loan. The term loan is payable in equal monthly installments of principal based on a five year amortization ending August 1, 2009, but matures August 31, 2007 if the revolving credit facility is not renewed. The loans are secured by all of EWCO’s personal property and are guaranteed by Tarpon. The principal amount outstanding bears interest, payable monthly, at the bank’s prime rate, plus, until completion of our initial public offering, 0.375% (at a total of 5.63% as of December 31, 2004). The loan agreement requires EWCO to maintain a minimum debt service coverage ratio and minimum tangible net worth. It also generally prohibits dividends and limits EWCO’s ability to make capital expenditures. EWCO paid a 1% closing fee and must pay a 0.25% unused line of credit fee. EWCO is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity. As of December 31, 2004, $6,711,387 was outstanding under the revolving credit facility, $1,348,000 was outstanding under the term loan, and approximately $1,375,000 was available for borrowing under the revolving credit facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Our internal financial reporting procedures are in development and we will need to allocate significant resources to meet applicable internal financial reporting standards.

     Until April 2004, we consisted only of a holding company with no operations. In April and May 2004, we acquired EWCO and Steelbank. These companies were established private companies with accounting procedures not suitable for public company reporting. In February 2005, we acquired Haines Road. This was one operation of a larger private company, again with accounting procedures which were not suitable for public company reporting.

     Our Independent Registered Public Accounting Firm has identified a variety of deficiencies in our internal financial reporting procedures. These deficiencies stem in significant part from the acquisition policy which we are following in which private, unrelated companies are being combined. Nine of these deficiencies were classified as significant which when aggregated meet the definition of a material weakness in our systems of internal control. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The significant deficiencies are as follows:

     A. A lack of formalized accounting policies and procedures, including written procedures for monthly, quarterly and annual closing of our financial books and records,

     B. A lack of common systems or a common chart of accounts and we use spreadsheets to perform consolidations, which has resulted in errors,

     C. Insufficient staff in the accounting and information technology departments.

     D. Insufficient process to ensure financial statements adequately disclose information required by Generally Accepted Accounting Principles (GAAP),

     E. Account reconciliations and supporting documentation not prepared on a timely basis,

     F. Duties and control activities within the finance function have not been appropriately segregated,

     G. The Company does not have a formal process to ensure that appropriate system access is granted,

     H. A lack of adequate process to identify and ensure that non-standard journal entries are subject to an appropriate level of review and,

     I. Little review or oversight of the reporting process which has resulted in the inability to detect errors.

     In addition, our independent auditors have informed us that our compliance with section 404 of the Sarbanes-Oxley Act will require significant resources for which our independent auditors have concluded we do not have the necessary in-house expertise.

     As a public company, we will have significant requirements for enhanced financial reporting and internal controls. We are taking steps to unify the financial reporting of all of our component companies, to increase our accounting information technology staff and to put in place internal controls concerning accounting entries and adjustments, with full documentation, which are responsive to the issues raised by our independent auditors. We have made progress and expect these steps to be completed by December 31, 2005, but it is possible that they might not be completed by then.

     These efforts require significant time and resources. If we are unable to establish appropriate internal financial reporting controls and procedures, our reported financial information may be inaccurate and we will encounter difficulties in the audit or review of our financial statements by our independent auditors, which in turn may have material adverse effects on our ability to prepare financial statements in accordance with generally accepted accounting principles and to comply with our SEC reporting obligations.

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2004, and, based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of December 31, 2004, except as otherwise described above. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we hired additional staff, which will help improve our internal controls over financial reporting.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

     On January 12, 2005, we entered into an employment agreement with J. Peter Farquhar effective as of August 20, 2004, pursuant to which he is employed as our Chief Executive Officer and Secretary or in such other position as the board of directors determines, for a period ending January 12, 2007 or his earlier death, disability or termination for cause. In April of 2005, Mr. Farquhar agreed to devote all of his business time to the Company, and as a result, on April 15, 2005, we amended and restated Mr. Farquhar’s employment agreement to appropriately compensate him for his increased commitment to the Company. Under the amended and restated employment agreement, Mr. Farquhar continues to be entitled to all of the rights under his original employment agreement, except that (1) the agreement was amended provided that upon expiration, it would renew on the same terms and conditions unless either party provides the other party with 180 days’ written notice of termination, (2) Mr. Farquhar’s annual salary was increased $250,000, effective as of the date of such amended and restated employment agreement, (3) Mr. Farquhar may receive a discretionary bonus of up to 50% of his salary, as determined by the Compensation Committee, (4) Mr. Farquhar is entitled to certain additional fringe benefits under the amended and restated agreement, including a $750 a month allowance for automobile expenses and four weeks of paid vacation, (5) Mr. Farquhar has the right to terminate the employment agreement for good reason, in which case he would be entitled to severance payments equal to his aggregate salary and benefits for one year, and (6) in the event that that the Company or its subsidiaries consummate a transaction in which they acquire 100% of the outstanding common stock or substantially all of the assets of a company, the Company is required to pay Mr. Farquhar’s membership initiation fee, annual dues and monthly membership fees at country club, subject to certain limitations. In addition, Mr. Farquhar’s covenant not to compete was amended to provided that he would not engage in activity that is reasonably likely to compete with the Company or its subsidiaries and he agreed not to be employed by, consult with, or have any interest in, any entity which conducts a business in which the Company or its subsidiaries is engaged during the term of his employment agreement.

     In April 2004, we entered into a Management Consulting Agreement with Bainbridge Advisors, Inc., an advisory firm primarily owned by Gary D. Lewis, our former Chairman of the Board, President and Chief Executive Officer. Mr. Lewis founded the Company, then known as Wall St. Acquisitions, Inc., and served as its Chairman of the Board and Chief Executive Officer and as one of its directors from its inception in January 2002 until the closing of our initial acquisition, EWCO, in April 2004 and served as its President from January 2003 until April 2004. He has been primarily responsible for implementing our business strategy, including identifying the EWCO, Haines Road and Steelbank acquisitions. Pursuant to the agreement, Bainbridge, primarily through Gary D. Lewis, provides consulting services for us concerning the integration of the EWCO, Haines Road and Steelbank acquisitions, the further development and implementation of our business and financing plans and strategy, our expansion and acquisition plans and other areas, all to the extent we and Bainbridge mutually agree. In exchange for Bainbridge’s consulting services, agreed to pay Bainbridge (1) $15,000 a month, (2) all reasonable expenses incurred by Bainbridge in connection with the agreement, including (a) fees and expenses of legal counsel retained at our direction, (b) legal fees up to $7,500 in connection with preparing the agreement, (c) out-of-pocket costs incurred in performing the agreement, and (d) up to $5,000 a year for professional liability errors and omissions insurance relating to Bainbridge’s services, (3) 4% of the total consideration paid in an acquisition approved by our board, with a minimum of $200,000 and a maximum of $300,000 for each transaction, and (4) a stock option to Bainbridge or its designees to purchase 110,000 common shares at an exercise price equal to 110% of our initial public offering price.

     On April 15, 2005, we amended the Management and Consulting Agreement to (1) make a one-time payment of $50,000 in consideration of certain advisory services rendered to the Company that were not originally contemplated by the parties, (2) increase the monthly fee from $15,000 to $20,000, effective April 2005, and (3) to revise the calculation of the maximum success fee to provide that the maximum success fee shall be $300,000 plus 0.2% of the enterprise value of an acquisition, but only to the extent that the enterprise value of such transaction exceeds $50,000,000.

The accompanying notes are an integral part of these financial statements

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 regarding our executive officers is included in the Supplemental Item in Part I of this report, and is incorporated in this Item 10 by reference. The information required by this Item 10 regarding our directors will be set forth under the caption “Election of Director” in our Proxy Statement in connection with the 2005 Annual Meeting of Shareholders scheduled to be held June 9, 2005, and is incorporated in this Item 10 by reference. The information required by this Item 10 concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement in connection with the 2005 Annual Meeting of Shareholders scheduled to be held June 9, 2005, and is incorporated in this Item 10 by reference.

     The information required by this Item 10 concerning our Code of Business Conduct and Ethics will be set forth under the caption “Code of Business Conduct and Ethics” in our Proxy Statement in connection with the 2005 Annual Meeting of Shareholders scheduled to be held June 9, 2005, and is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 concerning executive compensation will be set forth under the caption “Executive Compensation” in our Proxy Statement in connection with the 2005 Annual Meeting of Shareholders scheduled to be held June 9, 2005, and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 concerning security ownership of certain beneficial owners and management will be set forth under the captions “Voting Securities and Principal Holders” and “Election of Director” in our Proxy Statement in connection with the 2005 Annual Meeting of Shareholders scheduled to be held June 9, 2005, and is incorporated in this Item 12 by reference. The equity compensation plan information required by this Item 12 will be set forth under the caption “Equity Compensation Plan Information” in our Proxy Statement in connection with the 2005 Annual Meeting of Shareholders scheduled to be held June 9, 2005, and is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 concerning certain relationships and related transactions, if any, will be set forth under the caption “Certain Transactions” or “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement in connection with the 2005 Annual Meeting of Shareholders scheduled to be held June 9, 2005, and is incorporated in this Item 13 by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 concerning principal accountant fees and services will be set forth under the caption “Independent Accountants” in our Proxy Statement in connection with the 2005 Annual Meeting of Shareholders scheduled to be held June 9, 2005, and is incorporated in this Item 14 by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statement Schedules.

Schedule	Page
Schedule II – Tarpon Valuation and Qualifying Accounts and Reserves for the year ended December 31, 2004.	S-1
Schedule II – EWCO Valuation and Qualifying Accounts and Reserves for the three month period ended March 31, 2004 and the year ended December 31, 2003.	S-2

(b)	Exhibits.

     The exhibits to this report are as set forth in the “Index to Exhibits” immediately following the Financial Statement Schedules in this report. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified in the “Index to Exhibits” with an asterisk after the exhibit number.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARPON INDUSTRIES, INC. (Registrant)
Dated: April 15 2005	By:	/s/ J. Peter Farquhar
J. Peter Farquhar
Its: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Peter Farquhar J. Peter Farquhar	Chief Executive Officer, a Director, and Principal Executive Officer	April 15, 2005

/s/ James T. House James T. House	Senior Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer, Assistant Secretary, and Principal Financial Officer	April 15, 2005

/s/ Dr. Robert Pry Dr. Robert Pry	Director	April 15, 2005

/s/ Michael A. Ard Michael A. Ard	Director	April 15, 2005

SCHEDULE II – TARPON INDUSTRIES, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended December 31, 2004 and
December 31, 2003.

Accounts Receivable Allowance

	Column B	Column C		Column D	Column E
Additions
		(2)	Charged to(3)
	Balance at	Charged to	Other	(1)	Balance at
	Beginning	Costs and	Accounts,	Deductions,	End of
	of Period	Expenses	Describe	Describe	Period
Year ended December 31, 2004	$—	$190,196	222,988	$346,692	$66,492
Year ended December 31, 2003	—	—	—	—	—

Note: (1) Write-off uncollectible accounts, net of recoveries
Note: (2) Reserve of additional uncollectible accounts, net of recoveries
Note: (3) Acquisition of EWCO’s net assets

SCHEDULE II – EUGENE WELDING CO.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the three months ended March 31, 2004 and
for the years ended December 31, 2003.

Accounts Receivable Allowance

	Column B	Column C		Column D	Column E
		Additions
		(2)	Charged to(3)
	Balance at	Charged to	Other	(1)	Balance at
	Beginning	Costs and	Accounts,	Deductions,	End of
	of Period	Expenses	Describe	Describe	Period
Three month period ended March 31, 2004	$321,941	$199,276	—	$298,229	$222,988
Year ended December 31, 2003	38,099	283,842	—	—	$321,941

Note: (1) Write-off uncollectible accounts, net of recoveries
Note: (2) Reserve of additional uncollectible accounts, net of recoveries

EXHIBIT INDEX

Exhibit	Description
2.1	Stock Purchase Agreement, dated as of November 23, 2003, between Charles Vanella and Wall St. Acquisitions, Inc. (now know as Tarpon Industries, Inc.), including First Amendment to Share Purchase Agreement, dated as of February 1, 2004, Second Amendment to Share Purchase Agreement, dated as of February 18, 2004, Third Amendment to Share Purchase Agreement, dated as of March 23, 2004, and Fourth Amendment to Share Purchase Agreement, dated as of April 2, 2004, incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
2.2	Redemption Agreement, dated as of April 2, 2004, between Eugene Welding Co. and Charles Vanella, incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
2.3	Share Purchase Agreement, dated as of April 2, 2004, among BST Acquisitions Ltd., Tarpon Industries, Inc., Jeffrey Greenberg, Mark D. Madigan and Barry Seigel, incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
2.4	Amending Agreement, dated as of May 5, 2004, among Barry Seigel, Jeffrey Greenberg and Mark Madigan, BST Acquisition Ltd. and Tarpon Industries, Inc., incorporated by reference to Exhibit 2.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
2.5	Second Amending Agreement, dated as of December 10, 2004, among Barry Seigel, Jeffrey Greenberg and Mark Madigan, BST Acquisition Ltd., Tarpon Industries, Inc. and Steelbank Inc., incorporated by reference to Exhibit 2.5 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
2.6	Asset Purchase Agreement, dated as of June 21, 2004, between BST Acquisition, Ltd. And Bolton Steel Tube Co., Ltd., including forms of notes, incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
2.7	Form of Real Estate Purchase Agreement between 1387746 Ontario Inc. and BST Acquisition Ltd., incorporated by reference to Exhibit 2.7 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
2.8	First Amending Agreement, dated as of December 15, 2004, between Bolton Steel Tube Co. Ltd., BST Acquisition, Ltd. and Winston Penny and Henry Koury, incorporated by reference to Exhibit 2.8 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
2.9	Second Amending Agreement, dated as of February 11, 2005, between Bolton Steel Tube Co. Ltd., BST Acquisition, Ltd. and Winston Penny and Henry Koury,

Exhibit	Description
incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K, dated February 17, 2005.
2.10	Guarantee, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of Bolton Steel Tube Co., Ltd., incorporated by reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K, dated February 17, 2005.
3(i)	Amended and Restated Articles of Incorporation of Tarpon Industries, Inc., incorporated by reference to Exhibit 3(i) to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
3(ii)	Amended and Restated Bylaws of Tarpon Industries, Inc., incorporated by reference to Exhibit 3(ii) to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
4.2	Loan and Security Agreement, dated as of August 11, 2004 between Standard Federal Bank N.A. and Eugene Welding Co., including forms of Revolving Note and Term Note, incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.3	Continuing Unconditional Guaranty of Tarpon Industries, Inc. to Standard Federal Bank, N.A., dated August 11, 2004, incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.4	Securities Pledge Agreement, dated August 11, 2004, between Tarpon Industries, Inc. and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.4 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.5	Subordination Agreement, dated August 11, 2004 between Charles A. Vanella and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.5 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.6	Subordination Agreement, dated August 11, 2004 between Anand Dhanda and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.7	Subordination Agreement, dated August 11, 2004 between Riyaz Jinnah and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.7 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.8	Subordination Agreement, dated August 11, 2004, between Joseph Gunnar & Co., LLC, as agent of the note holders, and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.8 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.9	Factoring Agreement, dated as of May 14, 2004, between Greenfield Commercial Credit, Inc. and Steelbank, Inc., incorporated by reference to Exhibit 4.9 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on

Exhibit	Description
November 1, 2004.
4.10	Security Agreement, dated as of May 14, 2004, between Greenfield Commercial Credit, Inc. and Steelbank, Inc., incorporated by reference to Exhibit 4.10 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.11	Guarantee, dated as of May 14, 2004, from Tarpon Industries, Inc. to Greenfield Commercial Credit, Inc., incorporated by reference to Exhibit 4.11 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.12	Subordination Agreement, dated May 2004 among Anand Dhanda, Riyaz Jinnah and Greenfield Commercial Credit, Inc., incorporated by reference to Exhibit 4.12 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.13	Subordination Agreement, dated as of May 14, 2004, between Joseph Gunnar & Co., LLC, as agent of the note holders, and Greenfield Commercial Credit, Inc., incorporated by reference to Exhibit 4.13 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.14	Subordination Agreement, dated as of May 14, 2004, among Barry Seigel, Jeffrey Greenberg, Mark Madigan and Greenfield Commercial Credit, Inc., incorporated by reference to Exhibit 4.14 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.15	Amendment to Loan and Security Agreement, dated December 24, 2004 between Standard Federal Bank N.A. and Eugene Welding Company, including amended revolving note, incorporated by reference to Exhibit 4.15 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
4.16	Loan Agreement, dated as of February 17, 2005, by and among LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch and Steelbank Inc., incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated February 17, 2005.
4.17	Guarantee, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated February 17, 2005.
4.18	General Security Agreement, dated as of February 17, 2005, executed by Steelbank Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated February 17, 2005.
4.19	General Security Agreement, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K, dated February 17, 2005.
4.20	Share Pledge Agreement, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K, dated February 17, 2005.

Exhibit	Description
10.1	Form of Promissory Note made by Eugene Welding Co. in favor of Charles A. Vanella, including Guaranty of Tarpon Industries, Inc., incorporated by reference to Exhibit 10.1 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.2	Form of First Amendment to Promissory Note made by Eugene Welding Co. in favor of Charles A. Vanella, incorporated by reference to Exhibit 10.2 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.3	Stock Pledge Agreement between Eugene Welding Co. and Charles A. Vanella and Cusmano & Co., P.C., effective April 2, 2004, incorporated by reference to Exhibit 10.3 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.4	Lease Agreement, dated October 22, 2001, between Eugene Welding Co. and the Charles J. Loznak Trust, concerning its Marysville and Marlette, Michigan facilities, incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.5	Form of Promissory Note made by Steelbank Inc. in favor of Barry Seigel, Jeffrey Greenberg and Mark Madigan, in the principal amount of Cdn $800,000, incorporated by reference to Exhibit 10.5 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.6	Form of Promissory Note made by Steelbank Inc. in favor of each of Barry Seigel, Jeffrey Greenberg and Mark Madigan, each in the principal amount of Cdn $135,000, incorporated by reference to Exhibit 10.6 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.7	General Security Agreement, dated May 14, 2004, made by Steelbank Inc. to and in favor of Barry Seigel, Jeffrey Greenberg and Mark Madigan, incorporated by reference to Exhibit 10.7 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.8	Securities Pledge Agreement, dated May 14, 2004, made by BST Acquisition Ltd. and Steelbank Inc. to and in favor of Barry Seigel, Jeffrey Greenberg and Mark Madigan, incorporated by reference to Exhibit 10.8 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.9	Guarantee, dated May 14, 2004, made by Steelbank Inc. to and in favor of Barry Seigel, Jeffrey Greenberg and Mark Madigan, incorporated by reference to Exhibit 10.9 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.10	Lease Agreement, dated July 1, 2001, between Ciriaco Forgione and Filomena Forgione and Tube Distributors, Inc. (assigned to Steelbank, Inc.), concerning its Mississauga, Ontario facility, incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.11*	Tarpon Industries, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 (file

Exhibit	Description
no. 333-120117) filed on November 1, 2004.
10.12*	Forms of Stock Option Agreement under the 2004 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.13*	Employment Agreement, dated as of January 12, 2004, among Tarpon Industries, Inc., Eugene Welding Co. and J. Peter Farquhar, incorporated by reference to Exhibit 10.13 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.14*	Amended and Restated Employment Agreement dated as of April 15, 2005, among Tarpon Industries, Inc., Eugene Welding Co., Steelbank Tubular Inc. and J. Peter Farquhar
10.15*	Employment Agreement, dated as of July 8, 2004, among Tarpon Industries, Inc., Eugene Welding Co. and James T. House, incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.16*	Employment Agreement, dated May 14, 2004, between Steelbank, Inc. and Jeffrey Greenberg, incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.17*	Employment Agreement, dated May 14, 2004, between Steelbank, Inc. and Mark D. Madigan, incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.18*	Employment Agreement, dated May 14, 2004, between Steelbank, Inc. and Barry Seigel, incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.19*	Employment Agreement, dated as of November 1, 2002, between EWCO and C. David Weaver, incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.20*	Employment Agreement, dated as of February 1, 2005, among Tarpon Industries, Inc., Eugene Welding Company, Steelbank Inc., BST Acquisition Ltd. and Patrick Hook, incorporated by reference to Exhibit 10.19 to amendment no. 2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.
10.21*	Termination Agreement, dated as of September 3, 2004, among Tarpon Industries, Inc., Eugene Welding Co., Steelbank, Inc., BST Acquisition Ltd. and Charles A. Vanella, incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.22*	Second Amendment to Management and Consulting Agreement, dated as of April 15, 2005, between Tarpon Industries, Inc., Eugene Welding Co., Steelbank Tubular, Inc. and Bainbridge Advisors, Inc.
10.23*	Management Consulting Agreement, dated April 7, 2004, between Tarpon Industries, Inc. and Bainbridge Advisors, Inc. and First Amendment to Management Consulting Agreement, dated as of October 13, 2004, effective April 7, 2004, incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

Exhibit	Description
10.24	Agency Agreement, dated as of March 25, 2004, between Tarpon Industries, Inc. and Joseph Gunnar & Co., LLC, concerning 2004 note financing, incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.25	Form of Warrant to Purchase Common Stock of Tarpon Industries, Inc., issued to purchasers of notes in February, March and April 2004, incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.26	Form of Warrant to Purchase Common Stock of Tarpon Industries, Inc., issued to designees of Joseph Gunnar & Co., LLC, the placement agent in our April 2004 note financing, incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.27	Form of Tarpon Industries, Inc. 8% Junior Secured Promissory Note issued in February, March and April 2004, incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.28	Form of Agency Appointment Agreement, dated as of April 5, 2004, between Joseph Gunnar & Co., LLC and each of the purchasers of our notes in April 2004, incorporated by reference to Exhibit 10.17 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.29	General Security Agreement, dated as of April 5, 2004, between Tarpon Industries, Inc. and Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.18 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.30	Guaranty, dated as of April 5, 2004, from Eugene Welding Co. to Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.31	General Subordinated Security Agreement, dated as of April 5, 2004, between Eugene Welding Co. and Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.20 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.32	Guaranty, dated as of May 18, 2004, from Eugene Welding Co. to Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.33	General Subordinated Security Agreement, dated as of April 2004, between Eugene Welding Co. and Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.22 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.34	Guaranty, dated as of May 18, 2004, from Steelbank, Inc. to Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.23 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

Exhibit	Description
10.35	General Subordinated Security Agreement, dated as of May 18, 2004, between Steelbank, Inc. and Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.24 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.36	Guaranty, dated as of May 18, 2004, from Steelbank, Inc. to Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.37	General Subordinated Security Agreement, dated as of May 14, 2004, between Steelbank, Inc. and Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.38	Investment Banking Agreement, dated as of April 5, 2004, between Tarpon Industries, Inc. and Joseph Gunnar & Co., LLC., incorporated by reference to Exhibit 10.27 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.39	Form of Promissory Note to be made by BST Acquisition Ltd. in favor of Bolton Steel Tube Co. Ltd., incorporated by reference to Exhibit 10.36 to amendment no. 2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.
10.40	Form of General Security Agreement to be made between BST Acquisition Ltd. and Bolton Steel Tube Co. Ltd., incorporated by reference to Exhibit 10.37 to amendment no. 2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.
10.41	Form of Guarantee to be made by Tarpon Industries, Inc. in favor of Bolton Steel Tube Co. Ltd., incorporated by reference to Exhibit 10.38 to amendment no. 2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.
10.42	Form of Lock-up Agreement between Joseph Gunnar & Co., LLC and Tarpon Industries, Inc. shareholders and holders of options and warrants, incorporated by reference to Exhibit 10.40 to amendment no. 3 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 11, 2005.
10.43	Form of Underwriting Agreement, incorporated by reference to Exhibit 1.1 to amendment no. 3 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 11, 2005.
10.44	Form of Lead Underwriters’ Warrant Agreement, incorporated by reference to Exhibit 1.2 to amendment no. 3 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 11, 2005.
14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to amendment no. 2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description
31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.