Form 10-K/A
period 2004-12-31
Tarpon Industries, Inc.
filed 2005-05-09
CIK 1303565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

•	selective racks, which are typically used in public and commercial warehouse applications where the ability to select palletized materials is desired, which represent a substantial majority of our steel storage rack system sales,

•	drive-in/through racks, which provide high-density storage of palletized long shelf life products, such as salt,

•	push back racks, another form of high-density storage, which provides some degree of selectivity,

•	cantilevered racks, which are typically used in the bulk storage of large unit items, such as lumber, plywood and drywall,

•	archival storage systems, which are designed to provide high density records storage, for the legal, medical and banking industries and.

•	order-picking systems, which are designed to incorporate into the rack a conveying system and multi-level mezzanine from which product can be taken off of pallets and repackaged for shipment to individual store locations.

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

Steelbank

     Since 1990, Steelbank has distributed structural and mechanical steel tubing and has acted as a sales representative. It currently leases a warehouse facility in Mississauga, Ontario, a suburb of Toronto. It does not manufacture its own products. Most of Steelbank’s administrative functions have been relocated to the Haines Road facility. The warehouse function will remain at Steelbank’s leased facility until either the facility has been sublet or the inventory has been liquidated. The Steelbank personnel function primarily as a sales force for EWCO and Haines Road products.

     On May 14, 2004, we acquired 100% of the outstanding common stock of Steelbank for a total cost of approximately $1,656,563 U.S. Dollars including legal and success fees , by paying approximately $54,263 (Cdn.$75,000) in cash, issuing a promissory note in the principal amount of approximately $574,300 (Cdn.$800,000), by issuing 60,636 of our common shares in February 2005, valued at $269,230 (Cdn $375,000) by issuing additional promissory notes in the aggregate principal amount of approximately $290,750 (Cdn.$405,000) payable over three years to the three former shareholders of Steelbank, unless their employment with Steelbank is terminated for specified reasons. Additionally, we paid our consultant a $200,000 success fee in connection with the acquisition and incurred approximately $268,018 in expenses related to the acquisition, which we have added to the cost of the acquisition. The notes are secured by all of the shares of Steelbank and the assets of Steelbank. Canadian dollars are translated into U.S. dollars as of the acquisition date of May 14, 2004.

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

     In February 2005, Steelbank consummated the acquisition of substantially all of the assets, other than the real estate, of Haines Road from Bolton Steel Tube Co., Ltd. pursuant to an Asset Purchase Agreement originally entered into in July 2004, as amended. The purchase price was an aggregate of approximately $9,677,000 (Cdn.$11,860,000), consisting of (1) approximately $290,000 (Cdn.$356,000) in deposits paid before closing, (2) approximately $7,402,000 (Cdn.$9,072,000), paid in cash at the closing of the acquisition, (3) approximately $979,000 (Cdn.$1,200,000) secured, subordinated promissory note, payable 15 months after closing or by offset against amounts owed for purchases by Bolton from Haines Road after closing, (4) approximately $1,005,000 (Cdn.$1,232,00) for purchased inventory, payable within 45 days after the closing of the acquisition; expenses related to the transaction, over and above the asset purchase agreement, include the following (5) a $200,000 success fee in connection with the transaction, payable to Bainbridge Advisors over 24 months, and (6) approximately $131,400 in expenses related to the transaction. We funded a portion of the purchase price with proceeds of loans described in Item 7, under “Liquidity and Capital Resources – Financing Arrangements.”

     Pursuant to a Guarantee between Tarpon and Bolton, Tarpon guaranteed Steelbank’s obligations under the secured subordinated promissory note executed by Steelbank in favor of Bolton. As part of the transaction, we have agreed not to compete with Bolton with respect to hot-dipped galvanized products for a period of six months after closing.

     We have also agreed to acquire the Haines Road real estate for an estimated aggregate of approximately $4,651,000 (Cdn.$5,700,000), consisting of (1) approximately $3,427,000 (Cdn. $4,000,000) for the cash portion of the purchase price of the Haines Road real estate, with approximately $163,000 (Cdn.$200,000) paid as a deposit and the balance payable within 90 days after the closing of the acquisition, and (2) approximately $1,224,000 (Cdn.$1,500,000) secured promissory note, payable 15 months after real estate closing date or, if the fair value of the purchased real estate less the loans secured by the purchased real estate is not at least approximately $408,000 (Cdn.$500,000) or if the first mortgage on the purchased real estate exceeds approximately $3,019,000 (Cdn.$3,700,000), payable on the real estate closing date. We expect to seek approximately $3,019,000 (Cdn.$3,700,000) in mortgage financing, although we currently have no commitment for the mortgage financing. We have also agreed to lease the Haines Road real estate during the period between the acquisition closing date and the real estate closing date at a monthly rent of approximately $62,300 (Cdn.$75,000).

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

     Invest in production equipment. We intend to use a portion of the proceeds of our initial public offering to invest in newer, more efficient equipment to replace older, less efficient equipment, which we believe will improve our manufacturing costs and operations. In addition, we intend to invest in equipment to enable us to perform additional finishing operations, which may include punching, mitering, drilling, cutting, de-burring, assembly and additional automated welding for the various tube sizes we currently produce. We expect these value added processes will generate additional revenue and gross margin from existing customers and allow us to sell products to additional customers that require these services. In addition, based on financing availability, we intend to upgrade our liquid painting system at EWCO to a powder coat painting system, since we believe that some customers will only purchase product painted with a powder coat painting system. We believe that adding this capability could increase our sales of steel storage rack systems in the home center and other retail markets.

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

     Integrate the operations of EWCO, Haines Road and Steelbank, as appropriate, and other entities we may acquire. We intend to use our combined buying power to purchase more efficiently and to use Steelbank’s purchasing expertise. We also intend to centralize some management functions, including accounting, finance, human resources and administration and adopt consistent standards, controls, procedures and policies. We intend to relocate the Steelbank offices and warehouse to the Haines Road facility and to have its personnel function primarily as a sales force for EWCO and Haines Road products, and either terminate or sublease the existing Steelbank facility. Because they produce different products for different customers, with EWCO primarily producing structural steel tubing and Haines Road primarily producing mechanical steel tubing, we currently intend to continue to use the EWCO and Haines Road facilities to manufacture the types of products they currently produce.

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

     SpaceRak® products include the following:

•	Selective Rack – Roll Formed: We manufacture this product in five different post cross sections, from 3 inch x 1-5/8 inch to 4 inch x 3 inch, with gauges ranging from 16 gauge to 10 gauge in most shapes. We also manufacture eight different size step beams, ranging from 2-1/4 inch x 2-1/5 inch to 6 inch x 2-1/2 inch rolled in 16 gauge through 11 gauge. We also offer a large quantity of box beams. We also manufacture accessories for pallet rack installation, including special accessories for the retail market. Historically, this rack has generated our largest steel storage rack systems sales.

•	Selective Rack – Structural Steel: We can furnish this product with uprights from 3 inch to 4 inch structural channels and beams made from any structural channel, I-beam or wide flange section. It makes a special wide flange upright frame that also uses bolt on beams.

•	Drive-in/Drive-through Rack: Using the frames and beams from the selective rack, we design drive in racks using special arms and rails to hold the pallets.

•	Pushback Racks – Roll Formed and Structural Steel: We furnish rolled formed and structural pushback racks. They use a pushback track system purchased from a third party for most of its systems.

•	Cantilever Rack – Roll Formed: We have a roll formed cantilever rack that is medium duty and is used for smaller systems and furniture storage applications. We also offer accessories to compliment this product.

•	Cantilever Rack – Structural Steel: We have a structural steel cantilever rack that is heavy duty and is used in the lumber industry and retail lumber applications. We offer columns from 6 inches to 16 inches deep that have matching arms welded from 3 inch to 5 inch I-beams and 6 inch and 8 inch wide flanges. We also offer accessories to compliment this product.

•	Archival storage system: We use our roll formed storage racks with special decking options and mezzanine decking options to create a multi-level steel storage rack system to store archival records.

•	Order Picking Systems: We use our roll formed storage racks with pallet flow and carton flow products. These systems also require a large amount of outside purchased items, including floor decking, safety grating, stairs, and fire baffles.

Our Customers

     We market and sell our steel tubing products to customers in original equipment manufacturer automotive, boating, industrial equipment, construction, agricultural, steel service center, leisure and recreational vehicle markets. We market and sell our steel storage rack systems products to customers in the home center industry, retail distribution, public warehouse and commercial and industrial distribution markets and distributors to customers in those markets. During 2004, our ten largest customers represented approximately 61% of our combined net revenues, including Menard, Inc., which represented approximately 22% of our combined net revenues. During 2003, our ten largest customers represented approximately 56% of our combined net revenues, including Menard, Inc., which represented approximately 10% of our combined net revenues. The loss of any of these customers or any significant reduction in their business would have an adverse effect on our business, financial condition and results of operations.

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

     We intend to increase Steelbank’s distribution of EWCO and Haines Road steel tubing products, and expect a reduction in our distribution of products of other suppliers with a complete elimination of competing products. Before the closing of our acquisition of Haines Road and Steelbank’s access to its products, Steelbank’s loss of existing suppliers might make it unable to fill its customers’ needs, adversely affecting its relationships with its customers.

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

Manufacturing

     The raw material for manufacturing structural steel tubing is steel coil. We purchase various gauges of steel coil that is typically 50 inches wide and weighs 40,000 to 50,000 pounds. The steel coil is slit to the desired width, typically between five (5) and sixteen (16) inches. If appropriate, we then punch holes in the steel. The slit, and sometimes punched, steel is then fed into a tube mill. The mill forms the steel into a round tube, welds the seam and then reforms the tube into the desired shape: square, rectangular, round or special shape. The tubes are then cut to a desired length and are prepared for shipment to the customer or moved for further processing, such as saw cutting, punching, drilling, mitering, de-burring, or painting. Haines Road’s mechanical steel tubing products are primarily manufactured from coated steels, such as pre-galvanized, aluminized and G90 steel.

     EWCO currently has four (4) tube mills primarily producing structural steel tubing products. We intend to use a portion of the proceeds of our initial public offering to upgrade our tube mill systems, acquire additional production tooling, material handling systems, and automation systems for EWCO’s structural steel tubing operations. We also intend to use a portion of the proceeds of our initial public offering to invest in equipment that will enable us to perform more secondary operations on EWCO’s steel tubing and to acquire a new frame welding system for EWCO’s steel storage rack systems operations to automate and reduce the costs of welding.

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

     The manufacturing process for roll formed steel storage rack systems is similar to the process for structural and mechanical steel tubing. Slit steel coil is fed into a mill and converted into C and U shaped sections of various lengths. These parts are then assembled together with a variety of fabricated metal components, either produced by us or acquired from third parties. The parts are assembled in fixtures and welded, currently primarily by hand, into their desired configuration. The completely welded “frames” and “beams” are then painted using an electrostatic paint system. The paint system applies a water-based acrylic enamel coating.

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

     Our more significant competitors with respect to structural and mechanical steel tubing are United States and Canadian manufacturers located within 800 miles of our selling area, including Copperweld Inc., Atlas Tube, Inc., Bull Moose Tube Company, Levitt Tube Company, Lockjoint Tube, Inc., Sterling Pipe and Tube, Inc., Hanna Steel Corporation, Independence Tube Corporation, Allied Tube and Conduit, a division of Tyco International Limited Company, Maverick Tube Corporation, Wheatland Tube Company, Welded Tube of Canada Limited, and James Steel & Tube Company.

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

     EWCO is unaware of any material noncompliance with its air permits or applicable air, water and waste management rules and regulations at its Marysville or Marlette, Michigan facilities, except that, in July 2004, the Michigan Department of Environmental Quality, or “MDEQ,” notified EWCO that it had determined that the Marysville facility was a “major source” for certain air emissions and that EWCO had failed to apply for a Renewable Operating Permit for air emissions not covered by its Permit to Install then in effect. EWCO applied for a revised Permit to Install to obviate the need for a Renewable Operating Permit in August 2004, and received the revised Permit to Install in December 2004. The MDEQ and EWCO have negotiated a resolution of the violations alleged by MDEQ, and EWCO has agreed in principle to pay a settlement amount of approximately $31,000 to resolve the violations alleged by the MDEQ in July 2004. The MDEQ posted for public comment a proposed consent order summarizing the agreement, and the MDEQ accepted public comment on the proposed consent order until April 20, 2005.

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

Employees

     As of March 13, 2005, EWCO and Tarpon, and as of February 17, 2005, Steelbank, prior to the acquisition of Haines Road, employed approximately 160 full-time individuals collectively, as described below:

	Sales and	Tubular	SpaceRak
Employer	Administrative	Manufacturing	Manufacturing	Total
Tarpon	3	0	0	3
EWCO – Marysville	32	41	72	145	*
EWCO – Marlette	1	0	4	5	**
Steelbank	7	0	0	7

Total	43	41	76	160

*	plus 2 part-time
**	plus 1 part-time

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

     The Company is currently developing a Web site at http://www.tarponind.com. We make available free of charge on or through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will voluntarily provide electronic or paper copies of our filings free of charge upon request.

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

     Tarpon, our parent company, does not have any revenue generating operations. It operates through its recently acquired operating subsidiaries, EWCO and Steelbank and Haines Road. From our inception on January 16, 2002 through December 31, 2004, Tarpon did not generate any revenues and incurred net losses of approximately $3,411,380 Tarpon has funded such losses and a portion of its acquisition costs through equity investments, borrowings, paid from the proceeds of our initial public offering. In addition, EWCO incurred a net loss of approximately $1.3 million in 2003. If we do not attain profitability, the market price of our common shares will likely decline.

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

     We currently have no commitment for the mortgage financing we need to complete the acquisition of the Haines Road real estate. We have only 90 days after the closing of our acquisition of Haines Road’s operating assets to close our purchase of the Haines Road real estate, although the owner has agreed to extend our use of the premises for up to one year if we are unable to close our purchase of the Haines Road real estate within this 90-day period. The proceeds of our initial public offering are not sufficient to fund the acquisition of the Haines Road real estate, and we have assumed that we will be able to obtain approximately $3,019,000 (Cdn.$3,700,000) in mortgage financing to complete the acquisition. If we are unable to obtain that financing and complete the acquisition of the Haines Road real estate within the 90-day period, we could be evicted from the premises after the extended lease term, which would likely require us to discontinue Haines Road’s business for a significant period of time or even permanently. Even if the landlord would agree to allow us to continue to operate the Haines Road assets on the premises after the extended lease term, we could be subjected to burdensome lease terms, including significantly increased rent or restrictions on our use of the premises, which could make it unprofitable, inefficient or impractical to operate the Haines Road business at that location. Even if we could find another suitable location on terms and conditions acceptable to us, we would incur substantial costs and disruption of our business if we were required to move our Haines Road assets to a different location. We would also be subject to damage claims for failure to acquire the Haines Road real estate pursuant to our purchase agreement.

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

     Charles Vanella, the former Chief Executive Officer and President of Tarpon and EWCO, and Jason Vines, the former Chief Accounting Officer of Tarpon and EWCO, our current principal operating subsidiary, resigned approximately four months after we acquired EWCO. In August 2004, we entered into a Termination Agreement with Mr. Vanella, pursuant to which he resigned from all of his positions with us and agreed to render consulting services to us for one year. Mr. Vanella had served as President of EWCO since 1998, as Chief Executive Officer of EWCO since April 2004, and as one of its officers since 1995 and was its sole shareholder at the time of our purchase of EWCO in April 2004. In addition, Mr. Vines resigned in October 2004. Mr. Vines is Mr. Vanella’s son-in-law and served EWCO in a financial capacity from April 2000 to February 2001 and from February 2003 to October 2004. The Chief Executive Officer functions have been assumed by J. Peter Farquhar, Patrick J. Hook has assumed the President and Chief Operating Officer functions, and James T. House has assumed the Chief Accounting Officer function on an interim basis.

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

     Our Independent Registered Public Accounting Firm has identified a variety of deficiencies in our internal controls over financial reporting. These deficiencies stem in significant part from the acquisition policy which we are following in which private, unrelated companies are being combined. Eight of these deficiencies were classified as significant which when aggregated meet the definition of a material weakness in our internal control. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The significant deficiencies are as follows:

A.	A lack of formalized accounting policies and procedures, including written procedures for monthly, quarterly and annual closing of financial books and records.

B.	A lack of common systems or a common chart of accounts and use of spreadsheets to perform consolidations, which resulted in errors, and

C.	A lack of review and oversight of the reporting process which has resulted in the inability to detect errors.

D.	Insufficient process to ensure financial statements adequately disclose information required by Generally Accepted Accounting Principles (GAAP)

E.	Account reconciliations and supporting documentation not prepared on a timely basis.

F.	Duties and control activities with the finance function have not been appropriately segregated.

G.	The company does not have a formal process to ensure that appropriate system access is granted.

H.	A lack of adequate process to identify and ensure that non-standard journal entries are subject to an appropriate level of review.

     In addition, our independent auditors have informed us that they do not believe we have the resources or knowledge to adequately complete the process of documenting, testing, and evaluating our internal controls over financial reporting as required by section 404 of the Sarbanes-Oxley Act, which could result in failure to file the appropriate reports with the SEC.

     As a public company, we have significant requirements for enhanced financial reporting and internal controls. We are taking steps to unify the financial reporting of all of our component companies, to increase our accounting and information technology staff and to put in place internal controls concerning accounting entries and adjustments, with full documentation, which are responsive to issues raised by our independent auditors, and, as of this time, we have made progress on these points. We have hired additional staff and are in the initial planning phase of upgrading our information technology systems. We expect these steps to be completed by December 31, 2005, but it is possible that they might not be completed by then.

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

     Steelbank is expected to lose 90% of its existing manufacturer sources as a result of Steelbank’s direct sale and distribution of EWCO and Haines Road products. In particular, manufacturers that compete with our subsidiaries are expected to stop using Steelbank to distribute or sell their products. For the year ended December 31, 2004, approximately $6,507,000, or 80%, of Steelbank’s revenues were derived from products made by manufacturers other than EWCO or Haines Road, although approximately $5,856,000, or 90%, of those sales were of products that EWCO or Haines Road are capable of manufacturing. Loss of these suppliers could adversely affect Steelbank’s ability to fulfill customer orders, resulting in damage to Steelbank’s customer relationships.

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

     We depend on a sales force of approximately seven people for a majority of our sales, which includes one Haines Road sales employee. Our sales force accounted for approximately 92% of EWCO’s sales in 2004. Therefore, the loss of any of our sales employees may have an adverse effect on our business, financial condition and results of operations.

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

     Future sales of substantial amounts of common shares in the public market or the perception that such sales could occur could adversely affect the market price of the common shares. As of March 31, 2005, there are 4,640,130 common shares outstanding, options and warrants to purchase an aggregate of 1,105,585 common shares outstanding after 1,500 options expired upon the resignation of an employee, and an additional 303,215 common shares reserved for issuance upon exercise of options, which have not yet been granted under our 2004 stock option plan. The common shares underlying these options and warrants will be eligible for sale under Rule 144 beginning at varying times from the date of this report through 12 months after the option or warrant is exercised. We have registered for resale 758,800 of these common shares, including 465,000 common shares subject to warrants issued in our 2004 note financing, 100,000 common shares subject to warrants issued to designees of the placement agent in our 2004 note financing, and 193,800 common shares subject to warrants being granted to the lead underwriters in connection with our initial public offering, and we expect to file a registration statement covering the common shares issuable under our 2004 stock option plan.

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

     We have agreed that for a period of two years from the closing of our initial public offering in February 2005, we will allow Joseph Gunnar & Co., LLC the right to appoint a non-voting observer to our board of directors. Joseph Gunnar & Co., LLC expects to appoint Stephan Stein, its chief operating officer, as its non-voting observer. The observer will be entitled to attend all meetings of the board of directors, to receive all notices and other correspondence and communications we send to the board of directors and to receive any compensation that may be paid to our non-employee directors. We have also entered into an agreement for Joseph Gunnar & Co., LLC to provide non-exclusive investment banking services to us indefinitely, unless either party notifies the other of its intention not to renew before the expiration of the then current one-year term. These arrangements may enable Joseph Gunnar & Co., LLC to exert significant influence over us through the presence of its designee at our board meetings and through its provision of investment banking services to us.

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

SUPPLEMENTAL ITEM.EXECUTIVE OFFICERS OF THE REGISTRANT

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

     James T. House. Mr. House has served as our Senior Vice President, our Chief Financial Officer and Treasurer and as EWCO’s Chief Financial Officer since August 2004 and as our EWCO Chief Accounting Officer since October 2004. From December 2001 until July 2004, Mr. House served as Vice President – Chief Financial Officer of New Horizons Computer Learning Centers, Inc, an independent information technology training company. From 1995 until 2001, Mr. House served as Vice President – Chief Financial Officer of Superior Consultant Holdings Corporation, an international health care consulting firm. Mr. House received a B.A. in Business – Accounting from Michigan State University. Mr. House is a party to an employment agreement with us that requires us to elect him to the offices he currently holds.

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

     Joseph Gunnar & Co., LLC, one of the underwriters in our initial public offering, was our placement agent in our April 2004 $2,000,000 note financing. Joseph Gunnar & Co., LLC received for its services (1) $200,000 in commissions and fees, (2) a $50,000 non-accountable, non-refundable retainer ($25,000 of which was applied to our initial public offering and was credited against its non-accountable expense allowance of our initial public offering), (3) reimbursement of its out-of-pocket expenses, including the fees of its counsel, subject to (a) a $35,000 limit on legal fees of its counsel in connection with blue sky matters and blue sky filing fees, plus disbursements, and (b) a credit of $25,000 for a portion of the retainer received by the placement agent, which was credited against its expenses, (4) a five year warrant to purchase 100,000 common shares at $6.25 a share, which was issued to its employee designees, (5) the right to appoint a non-voting observer to our board of directors for two years from the completion of our April 2004 note financing, and (6) a 12 month agreement to provide investment banking services to us in consideration for a $7,500 a month retainer plus out-of-pocket expenses and success fees for business combinations, other than EWCO, Haines Road and Steelbank. The agreement was subsequently amended to provide for an indefinite term.

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

** Estimated.

     The estimated net Offering proceeds to the Company after deducting the total estimated expenses described above is $12,048,750. The following table provides information concerning the amount of the net Offering proceeds to the Company used for the following purposes through March 29, 2005:

	Payments
Purchases of real estate – deposits on Haines Road	$163,000
Acquisition of other business(es)	$5,690,000	**
Repayment of indebtedness	$3,559,000
Temporary investments – working capital	$2,636,750
Other	$—

Total uses	$12,048,750

** Estimated.

     The estimated amount of expenses incurred for the Company’s account in connection with the Offering exceeds the Company’s original estimate of expenses to be incurred. The increase in the estimated expenses is principally the result of legal and accounting fees incurred by the Company in connection with the Offering, which are estimated to be approximately $1.2 million higher than originally estimated.

     The company plans to use the additional proceeds for capital projects or additional working capital as business conditions dictate

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for Tarpon as of and for the years ended December 31, 2004, 2003 and 2002, for EWCO and Haines Road as of, and for the years ended December 31, 2003, 2002 and 2001, for Haines Road as of, and for the year ended, December 31, 2004, and for EWCO as of, and for the three months ended, March 31, 2004, have been derived from our audited financial statements, some of which appear elsewhere in this report together with the reports of Grant Thornton LLP, Independent Registered Public Accounting Firm, whose report on EWCO’s financial statements includes an explanatory paragraph relating to an uncertainty concerning their ability to continue as a going concern. Individual data for Steelbank has not been included because the same is not deemed significant in relation to EWCO and Haines Road.

     The pro forma financial information restates the information as if (a) the acquisitions of EWCO and Haines Road occurred as of January 1, 2004 for the statement of operations data, and the acquisition of Haines Road occurred as of December 31, 2004 for the balance sheet data, but excludes financial information related to Steelbank prior to the date of acquisition, (b) our promissory notes issued in the 2004 note financing and the related warrants to purchase 565,000 common shares, with an estimated value of approximately $652,000, were issued at the same time, and any unamortized portion of that value is written off at the beginning of the period, (c) the sale of the 2,850,000 common shares offered by us in our initial public offering at the public offering price of $5.00 per share occurred at the same time and we used the estimated net proceeds to pay promissory notes and cash due in connection with the acquisitions of EWCO, Haines Road and Steelbank and to pay our 2004 note financing, (d) we received approximately $5,318,363 in mortgage, equipment and revolving credit financing, although we currently have no commitment for the mortgage financing, and used the proceeds of that financing to pay a portion of the Haines Road purchase price, and (e) we issued (1) 70,262 common shares issuable to purchasers of our common shares in December 2002 to October 2003 to reduce their effective purchase price to approximately $3.70 a share, (2) 60,636 common shares as part of Steelbank’s purchase price, and (3) 2,000 common shares to one of our directors for past services. See Notes to Pro Forma Financial Statements included in this report. The pro forma combined financial data is presented for illustrative purposes only and is not necessarily indicative of the results of operations or financial position that would have occurred if the transactions had been completed at the dates indicated, nor is it necessarily indicative of future results of operations or financial position of the combined company. For a discussion of the adjustments made in presenting such pro forma financial data, see the pro forma combined financial data and related notes appearing elsewhere in this report.

     You should read the selected financial data together with the financial statements and notes to financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

PRO FORMA COMBINED

	Pro Forma Combined
	Year Ended December 31, 2004
		Pre-						Haines
		acq.	EWCO	Sub.	Offering	Sub.	Haines	Road
	Tarpon	EWCO	Adjust	Total	Adjust	Total	Road	Adjust	Total
	(unaudited)
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$37,622	$10,548	—	$48,170	—	$48,170	$15,397	$(365)	$63,202
Gross margin	3,749	1,412	—	5,161	—	5,161	2,913	(4)	8,070
Interest expense, net	1,237	51	—	1,288	(849)	439	594	(65)	968
Depreciation and amortization	141	35	(13)	189	—	189	30	(5)	214
Income (loss) before taxes	(2,065)	496	(13)	(1,582)	780	(802)	1,165	(15)	348
Net income (loss)	(1,995)	381	103	(1,511)	780	(731)	763	(9)	23
Net income (loss) per common share – basic and diluted	$(1.63)								$0.00
Weighted average number of common shares outstanding	1,227								4,638

	Pro Forma Combined
	As of December 31, 2004
		Offering	Sub-		Haines
	Tarpon	Adjust	Total	Haines	Adjust	Total
	(unaudited)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$257	$10,682	$10,940	$—	$(6,624)	$4,315
Working Capital	(2,084)	11,959	9,875	5,581	(13,070)	2,386
Total assets	21,708	8,605	30,313	16,732	(9,094)	37,951
2004 note financing obligations	2,150	(2,150)	—	—	—	—
Long-term debt, net of current portion	1,314	—	1,314	—	5,622	6,936
Retained earnings (accumulated deficit)	(3,411)	(424)	(3,835)	12,935	(12,935)	(3,835)
Shareholders’ equity (deficit) (1)	(1,039)	12,059	11,020	15,345	(15,345)	11,020

	Tarpon Industries, Inc.
	Year Ended December 31,
	2004	2003	2002
	(in thousands except per share data)
Statement of Operations Data:
Net revenues	$37,622	$—	$—
Gross margin	3,750	—	—
Interest expense	1,237	—	—
Depreciation and amortization	141	—	—
Net income (loss) before taxes	(2,065)	(650)	(766)
Net income (loss)	(1,995)	(650)	(766)
Net income (loss) per common share – basic and Diluted	(1.63)	(0.54)	(0.73)
Weighted average number of common shares outstanding	1,227	1,195	1,050

	Tarpon Industries, Inc.
	As of December 31,
	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$258	$22	$169
Working capital	(2,084)	13	81
Total assets	21,707	331	269
2004 note financing obligations	2,150	—	—
Long-term obligations, net of current portion	1,314	—	—
Retained earnings (accumulated deficit)	(3,411)	(1,417)	(766)
Shareholder’s equity (1)	(1,039)	13	81

	Eugene Welding Co.
	Three Months Ended
	March 31,		Year Ended December 31,
	2004	2003	2003	2002	2001	2000	1999
		(unaudited)				(unaudited)
	(in thousands, except per share data)
Statement of Operations Data:
Net revenues	$10,549	$5,382	$26,442	$26,644	$28,386	$34,976	$33,644
Gross margin	1,412	(145)	1,479	1,916	3,651	2,603	4,399
Interest expense	51	48	200	183	201	258	162
Depreciation and amortization	35	32	148	150	235	313	316
Net income (loss) before taxes	496	(718)	(1,260)	(4)	1,188	(482)	1,299
Net income (loss) (2)	380	(718)	(1,260)	(4)	1,188	(482)	1,299

	Eugene Welding Co. As of
	March 31,	December 31,
	2004	2003	2002	2001	2000	1999
					(unaudited)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$432	$270	$497	$168	$13	$11
Working capital	539	763	2,284	3,223	4,850	5,253
Total assets	10,845	10,467	10,128	9,767	11,110	13,992
Long-term obligations, net of current portion	486	535	699	74	169	258
Retained earnings	4,525	4,145	5,494	3,965	5,815	6,296
Shareholder’s equity	1,593	1,212	2,561	3,966	5,815	6,297

	Haines Road Operating Location
	Year Ended December 31,
	2004	2003	2002	2001
	(in thousands)
Statement of Operations Data:
Net revenues	$15,397	$11,172	$13,266	$12,047
Gross margin	2,913	1,498	2,918	2,866
Interest expense	594	577	512	647
Depreciation and amortization	30	31	26	19
Net income (loss) before taxes	1,165	(163)	1,499	1,522
Net income (loss)	763	(116)	1,007	1,016

	Haines Road Operating Location
	As of December 31,
	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$—	$—	$—	$—
Working capital	5,581	3,676	2,629	1,511
Total assets	13,522	11,327	10,414	10,174
Long-term debt, net of current portion	—	—	—	—
Location equity before currency translation	9,725	8,961	9,078	8,070
Location equity	12,136	10,468	8,704	7,632

(1)	See Statements of Shareholders’ Equity of the Financial Statements included in this report for an analysis of common share transactions for the period from January 1, 2002 through December 31, 2004.

(2)	Does not include any provision or benefit for federal or state income taxes for EWCO through December 31, 2003 because it was taxed as an S corporation through December 31, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read together with the Selected Financial Data and our financial statements and related notes appearing elsewhere in this report. See also the “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

     We were incorporated in January 2002. Tarpon, our parent company, does not generate any revenues. We completed our first acquisition, EWCO, in April 2004 and our second acquisition, Steelbank, in May 2004. Our third acquisition, Haines Road was completed in February 2005 except for the real estate, which we expect to close later in 2005. As a result, the separate financial information included in this report, regarding our acquired companies, reflects operations of EWCO, and Haines Road before we acquired, managed and controlled them and might not be useful indicators of their future results of operation or financial condition.

     EWCO, Haines Road and Steelbank derive revenues from sales of structural and mechanical steel tubing and steel storage rack systems. A portion of Steelbank’s revenues result from commissions on sales of structural and mechanical steel tubing, to our distributors and to manufacturers and retailers in the United States and Canada through our direct sales employees. Our primary expenses are the costs of steel coil and manufacturing costs, which we expense when the related product is sold. Our costs also include selling, general and administrative expenses, which we generally expense as incurred. Steel costs were approximately 66% of EWCO’s total cost of sales for 2004 and approximately 82% of Haines Road’s total cost of sales for 2004. Manufacturing costs include manufacturing overhead, direct labor and outside services. Selling, general and administrative expenses consist primarily of management, accounting, human resources, customer service and sales staff salaries, expenses and commissions and travel, advertising, insurance, rent, utilities, legal and professional fees, staff salaries and other payroll expenses.

Summary of Recent Operations

     On a consolidated basis, we generated revenues of approximately $37,600,000 in 2004 in comparison with no revenues in 2003. Our operations reflected a net loss before taxes of approximately $2,065,500 in 2004, in comparison with a net loss before taxes of approximately $650,400 in 2003.

     Our business transformed from a company with no revenues seeking target acquisitions to an enterprise with operating subsidiaries, including the acquisitions of EWCO and Steelbank. Our consolidated 2004 results were materially impacted by several expenses associated with our acquired companies and finance activities such as amoritization expense (approximately $38,000), bad debt write-offs (approximately $377,000), professional services expenses (approximately $283,000), inventory adjustments (approximately $371,000), severance costs (approximately $225,000), foreign exchange loss related to our promissory notes issued to sellers (approximately $192,000) and interest and related costs associated with our 2004 note financing (approximately $1,227,400) our promissory notes issued to sellers (approximately $69,900) and Steelbank indebtedness under a factoring receivable arrangement (approximately $165,000).

     Also, as a result of the acquisition of EWCO and Steelbank, the finished goods inventories that we acquired were re-valued by increasing their carrying amounts by approximately $245,000 pursuant to purchase accounting practices. Therefore, we incurred costs of goods sold at these higher amounts when these products were sold in 2004, reducing our margins.

     In addition to price increases, we had an approximately 3% increase in tons of steel shipped at EWCO and Haines Road in 2004, compared with 2003.

     On an unaudited pro forma basis, our operations (including those of Haines Road, which we acquired in February 2005 and excluding those of Steelbank from January 2004 through May 17th 2004) generated approximately $63,202,000 of revenues in 2004 in comparison with $37,359,000 in 2003. Our operations also reflected income before taxes for 2004 of approximately $348,000, on an unaudited pro forma basis, in comparison with a net loss before taxes of approximately $1,377,000 in 2003 (as reflected in the Company’s registration statement filed on Form S-1 dated February 14th, 2005). This reflects an improvement of approximately $1,725,000.

     This financial improvement has taken place in an environment of sharply increasing costs for steel, which represented more than half of our selling price in 2004. In response, we, like our competitors, raised our prices sharply over the period. Our steel tubing operations benefited from being able to increase our prices faster than the increase in our steel costs. EWCO also benefited materially from inventories of lower priced steel (purchased in 2003 at prices substantially lower than 2004 inventory prices), which contributed substantially to our profitability in the first quarter of 2004. The year-to-year comparison is made even more favorable because in 2003, price increases did not keep pace with steel cost increases and Haines Road had higher than normal levels of high priced steel at the beginning of 2003 that it sold early in the year when prices for its products were declining, resulting in a substantial loss for the 2003 period.

     We currently seek to minimize the potential adverse impact of commodity price risks of our steel inventory by minimizing the amount of steel inventory we carry. We might not be able to raise our prices, especially more than cost increases, as we expect competitive factors in our industry to result in more moderate gross profit margins, either slowing, stopping or reversing price increases. We cannot quantify the impact of these factors on future profitability, but note that they may have a negative effect on the profitability trends we have shown in 2004. Major price fluctuations are characteristic of our industry and typically lead to dramatic changes in results of operations, including losses if price reductions are severe.

     We believe that maintaining and growing future profitability will depend on increasing our sales tonnage and reducing our manufacturing costs, together with buying steel as cost effectively as possible. However, we may not be able to do some or all of these items.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     In 2004 and 2003, Tarpon’s (including EWCO and Steelbank since the date of acquisition, April 2004 for EWCO, and May 2004 for Steelbank) and Haines Road’s net revenues and shipments were as follows:

	2004	2003	Change
	$	$	$	%
	(dollars in thousands)
EWCO Tubular	$14,622	N/A	N/A
EWCO SpaceRak	$17,733	N/A	N/A
Steelbank	$5,267	N/A	N/A
Haines Road	$15,397	11,172	4,225	37.8%

	2004	2003	Change
	Tons	Tons	Tons	%
	(dollars in thousands)
EWCO Tubular	16,835	N/A	N/A
EWCO SpaceRak	13,393	N/A	N/A
Haines Road	17,544	16,103	1,441	8.9%

     The following table reflects Tarpon’s (including EWCO and Steelbank since the date of acquisition) and Haines Road’s cost of goods sold and the related gross margin percentages for 2004 and 2003:

	2004		2003		Cost Change
	$	GM%	$	GM%	$	%
	(dollars in thousands)
EWCO Tubular	$12,720	13.0%	N/A		N/A
EWCO SpaceRak	16,706	5.8%	N/A		N/A
Steelbank	4,446	15.6%	N/A		N/A
Haines Road	12,484	18.9%	9,674	13.4%	2,810	29.1%

     The following table reflects Tarpon’s (including EWCO and Steelbank since the date of acquisition) and Haines Road’s total selling, general and administrative expenses, including depreciation, for 2004 and 2003:

	2004		2003		Cost Change
	$	Sales %	$	Sales %	$	%
	(dollars in thousands)
Tarpon (unconsolidated)	$1,122	N/A	$650	N/A	$472	72.6%
EWCO	2,099	6.4%	N/A		N/A
Steelbank	908	17.2%	N/A		N/A
Haines Road	1,154	7.5%	948	8.5%	206	21.7%

Tarpon Industries, Inc.

Net Revenues

     The increase in Tarpon’s net revenues was due to its acquisition of EWCO in April 2004 and its acquisition of Steelbank in May 2004. EWCO added approximately $32,355,000 in net revenues. EWCO had the following increases in average revenue per ton: (1) $14, or 3%, for EWCO’s steel tubing products, and (2) $39, or 4%, for EWCO’s steel storage rack systems products. The increase in the average price per ton was primarily due to price increases in 2004 in the industry generally as a result of increased steel costs. Increases in average revenue per ton for these products substantially moderated in the third and fourth quarters. The increase in EWCO’s net revenues is also due to the increase in tons of SpaceRak product shipped and we partially offset by the decrease in tons of tubular products shipped. See “Steel” for a description of changes in our average cost per ton of steel. The increase in tons of product shipped in 2004 was primarily due to increased shipments of EWCO’s SpaceRak products, which we believe resulted from more focused sales efforts. The decrease in tons of EWCO tubular products shipped was primarily due to the decreased availability of hot rolled steel coil. Steelbank added approximately $5,267,000 in net revenues after acquisition.

Cost of Goods Sold and Gross Margin

     During the twelve month period ended December 31, 2004, and subsequent to Tarpon’s acquisitions of EWCO and Steelbank, Tarpon’s gross margin percentage improved. Increased margins at EWCO more than offset the lower Steelbank gross margin. EWCO’s increase was primarily due to:

•	the increases in average revenue per ton described above, which more than offset increased costs of materials primarily due to rising steel prices; SpaceRak, however, did not increase its prices as fast due to a lag between pricing and shipping, which accounts for its below average margins for the period.

•	a $43 per ton, or 8.9%, decrease in average manufacturing costs for EWCO’s SpaceRak products, due to our fixed manufacturing costs being spread over higher volume and reduced overtime. That decrease was partially offset by approximately $34 per ton, or 31.8%, increase in average manufacturing costs for EWCO’s steel tubing products, due to our fixed manufacturing costs being spread over a lower volume.

•	the steel inventories on hand at EWCO at the end of 2003 that it had purchased at lower prices than first quarter replacement costs.

•	Scrap steel sales increased approximately $435,000 at EWCO in 2004, compared to 2003, primarily as a result of an increase in scrap steel prices between those periods.

•	as a result of the acquisition of EWCO and Steelbank, the finished goods inventories that we acquired were re-valued by increasing their carrying amounts by approximately $246,000 pursuant to purchase accounting practices. Therefore, we incurred costs of goods sold at these higher amounts when these products were sold in 2004, reducing our margins.

Total Operating Expenses

     The increase in Tarpon’s total operating expense for 2004 over 2003 of approximately $3,479,000, including depreciation, was primarily attributable to its acquisitions of EWCO in April 2004 and Steelbank in May 2004. In addition $225,000 in severance expenses, $146,000 increase in legal, accounting, and consulting expenses as a result of our consulting arrangement with Bainbridge Advisors, Inc., and $38,000 of amortization expense, as well as approximately $192,000 in foreign exchange losses on seller notes payable. The acquisition of EWCO added approximately $2,099,000 total operating expenses. Major costs included wages and benefits of approximately $1,061,000, professional fees of $283,000, rent, utilities and office expenses of $223,000, bad debts of $190,000, outside services of $122,000, and delivery and auto expenses of $72,000.

     The acquisition of Steelbank added approximately $908,000 in total operating expenses. Major costs included wages and benefits of $372,000, rent, utilities and office administrative expenses of $119,000, bad debts of $187,000, delivery and auto of $112,000, and professional fees of $38,000.

Interest and Other Expenses

     Tarpon’s interest expense increased approximately $1,237,000 in 2004, compared to 2003. The increase was due to interest expense of approximately $128,100 on $2,150,000 of bridge note financing, amortization of warrants of $651,600, $29,700 related to notes payable of $1,134,300 to the former shareholders of Steelbank, $40,200 related to the note payable to the former sole shareholder of EWCO, and $262,700 and $165,000 on EWCO and Steelbank indebtedness, respectively. 2004 interest expense on Steelbank indebtedness related to the Greenfield Commercial Credit, Inc. factoring arrangement.

     Tarpon’s financing costs increased approximately $447,700 in 2004, compared to 2003. The increase was due to the amortization of prepaid financing fees associated with the bridge note financing.

Income Taxes

     Tarpon has not recognized a potential tax benefit from its net losses, because of the uncertainty regarding its ability to realize future tax benefit of its net operating loss carryforwards. This potential loss carry forward if utilized would be approximately $3.2 Million.

     EWCO was an S corporation until December 31, 2003. As a result of its change to a C corporation, it is now subject to income taxes on its taxable income and has no operating loss carryforwards for taxable losses before January 1, 2004.

Haines Road

Net Revenues

     The increase in Haines Road’s net revenues was primarily due to approximately $191 or approximately 20%, increase in average revenue per ton. The increase in the average price per ton was primarily due to price increases in 2004 in the industry generally as a result of increased steel costs. Increases in average revenue per ton for these products substantially moderated in the third quarter. The increase in Haines Road’s net revenues is also due to the increase in tons of product shipped shown in the table above. See “Steel” for a description of changes in Haines Road’s average cost per ton of steel. The increase in tons of product shipped in 2004 was primarily due to increased shipments of products, which we believe resulted from more focused sales efforts.

Cost of Goods Sold and Gross Margin

Haines Road’s gross margin percentage increased, primarily due to

•	the increase in average revenue per ton described above, which more than offset increased costs of materials primarily due to rising steel prices, and

•	an approximately $27 per ton, or approximately 14%, decrease in average manufacturing costs, due to Haines Road’s fixed manufacturing costs being spread over higher volume and reduced overtime.

     Scrap steel sales increased approximately $130,000 in 2004, compared to 2003, primarily as a result of an increase in scrap steel prices between those periods.

Selling, General and Administrative Expenses

     The increase in Haines Road’s total selling, general and administrative expense, including depreciation, was primarily attributable to: (a) approximately $72,000 of increased, wages and benefits expenses, (b) approximately $62,000 of increased foreign exchange loss, (c) approximately $30,000 of increased travel and entertainment expenses, (d) approximately $18,000 of increased rent expenses office supplies expenses, (e) approximately $14,000 of license fees, (f) approximately $12,000 of increased fuel and repair expenses, and (g) an approximate $10,000 increase in insurance expense, partially offset by an approximate $16,000 reduction in bad debt expense. Selling, general and administrative expenses decreased as a percentage of net sales primarily due to increased sales.

Interest and Other Expenses

     Haines Road’s interest expense increased approximately $17,000 in 2004, compared to 2003. The increase was primarily due to increased interest rates in connection with a loan amendment and a loan renewal fee, partially offset by reduced borrowing.

Income Taxes

     Haines Road’s effective tax rates are higher than U.S. rates primarily as a result of higher Canadian federal income tax rates.

Pro Forma Year Ended December 31, 2004

Net Revenues

     Our 2004 pro forma net revenues and shipments, as if we had acquired EWCO and Haines Road as of January 1, 2004, and Steelbank as of May 14, 2004, were as follows:

	2004
	$	%
	(dollars in thousands)
EWCO Tubular	$20,551	32.5%
EWCO SpaceRak	23,051	36.5%
Haines Road	15,397	24.4%
Steelbank	5,267	8.3%
Less Inter-Company	(1,064)	(1.7%)

Total Pro Forma	$63,202	100.0%

	2004
	Tons	%
EWCO Tubular	24,803	40.8%
EWCO SpaceRak	18,452	30.3%
Haines Road	17,544	28.9%

Total	60,799	100.0%

     Pro forma revenues for 2004 reflect an increase in tons of product shipped at EWCO SpaceRak and Haines Road and the following increases in average revenue per ton: (1) $14, or 3%, for EWCO’s steel tubing products, (2) $39, or 4%, for EWCO’s steel storage rack system products, and (3) $191, or 20%, for Haines Road. The increase in the average price per ton was primarily due to price increases in 2004 in the industry generally as a result of increased steel costs. Increases in average revenue per ton for these products substantially moderated in the third and fourth quarters. We currently seek to minimize the amount of steel inventory we carry. The increase in our net revenues is also due to the increase in tons of product shipped. See “Steel” for a description of changes in our average cost per ton of steel. The increase in tons of product shipped in the 2004 period was primarily due to increased shipments of EWCO SpaceRak and Haines Road products, which we believe resulted from more focused sales efforts. EWCO steel tubular product tonnage decreased as a result of customers purchasing lower volumes due to increased product prices. The per ton information provided above includes inter-company amounts, which are not tracked internally.

Cost of Goods Sold and Gross Margin

     The following table reflects cost of goods sold and the related gross margin percentages for 2004 on a pro forma basis, as if we had acquired EWCO and Haines Road as of January 1, 2004, and Steelbank as of May 14, 2004:

	2004
	$	GM%
	(dollars in thousands)
EWCO Tubular	$17,599	14.4%
EWCO SpaceRak	21,663	6.0%
Haines Road	12,484	18.9%
Steelbank	4,446	15.6%
Less Inter-Company	(974)

Total	$55,218	12.6%

     Our pro forma gross margin percentage for 2004 increased, primarily due to

•	the increases in average revenue per ton described above, which more than offset increased costs of materials primarily due to rising steel prices, except that SpaceRak did not increase its prices as fast due to a lag between pricing and shipping, which accounts for its below average margins for the period,

•	an approximately $43, or 8.9% decrease in average manufacturing costs for EWCO’s steel storage rack system products and an approximately $27 per ton, or an approximately 14%, decrease for Haines Road’s products, partially offset by approximately $34, or approximately 31.8%, increase in average manufacturing costs for EWCO’s tubular products, and

•	the steel inventories on hand at EWCO at the end of 2003 that it had purchased at lower prices than first quarter replacement costs; EWCO currently maintains lower inventory levels.

Selling, General and Administrative Expenses

     The following table reflects total selling, general and administrative expenses, including depreciation, for 2004 on a pro forma basis, as if we had acquired EWCO and Haines Road as of January 1, 2004, and Steelbank as of May 14, 2004. Included are approximately $424,000 in non-employee stock options.

	2004
	$	Sales %
	(dollars in thousands)
Tarpon	$1,121	N/A
EWCO	3,162	7.2%
Haines Road	1,154	7.4%
Steelbank	908	17.2%
Consolidating adjustment	(213)
EWCO adjustment	13
Offering adjustment	424
Haines Road adjustment	75

Total	$6,644	10.5%

Interest and Other Expenses

     Pro forma interest expense for 2004 was approximately $968,000, primarily due to increased borrowings in connection with the Haines Road acquisition and increased borrowings at EWCO and Haines Road in 2004.

Income Taxes

     Tarpon and has not recognized a potential tax benefit from its net losses, because of the uncertainty regarding our ability to realize future tax benefit of our net operating loss carryforwards. EWCO ceased to be an S corporation effective January 1, 2004. Tarpon’s acquisition of Steelbank’s stock results in a limitation on its use of Steelbank’s net operating loss carryforwards.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

EWCO

Net Revenues

     In the three months ended March 31, 2004 and 2003, EWCO’s net revenues and shipments were as follows:

	First Three Months 2004		First Three Months 2003		Change
	$	%	$	%	$	%
	(unaudited)
	(dollars in thousands)
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

Cost of Goods Sold and Gross Margin

     The following table reflects cost of goods sold and the related gross margin percentages for the three months ended March 31, 2004 and 2003 for EWCO:

	First Three Months 2004		First Three Months 2003		Change
	$	GM%	$	GM%	$	%
	(dollars in thousands)
EWCO Tubular	$4,179	20.1%	$2,817	(11.5%)	$1,362	48.3%
EWCO SpaceRak	4,958	6.8%	2,709	5.1%	2,249	83.0%

Total	$9,137	13.4%	$5,526	(2.7%)	$3,611	65.3%

     EWCO’s gross margin percentage increased, primarily due to:

•	the increases in average revenue per ton for EWCO’s tubular products described above, which more than offset increased costs of materials primarily due to rising steel prices, except that SpaceRak did not increase its prices as fast due to a lag between pricing and shipping, which accounts for its below average margins for the quarter,

•	an approximately $144 per ton, or 25.0%, decrease in average manufacturing costs for EWCO’s steel storage rack system products primarily due to EWCO’s fixed manufacturing costs being spread over a higher volume, and

•	the steel inventories on hand at EWCO at the end of 2003 that it had purchased at lower prices than first quarter replacement costs; EWCO currently maintains lower inventory levels.

•	an approximately $5 per ton, or 4.1%, increase in average manufacturing costs for EWCO’s steel tubing products.

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

Income Taxes

     EWCO was an S corporation until December 31, 2003. As a result of its change to a C corporation, it is now subject to income taxes on its taxable income and has no operating loss carryforwards for taxable losses before January 1, 2004. Beginning April 1, 2004, with the acquisition of EWCO, we will file a consolidated federal income tax return.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     In 2003 and 2002, EWCO’s and Haines Road’s net revenues and shipments were as follows:

	2003	2002	Change
	$	$	$	%
	(dollars in thousands)
EWCO Tubular	$13,069	$10,930	$2,139	19.6%
EWCO SpaceRak	13,373	13,714	(341)	(2.5%)
Haines Road	11,172	13,266	(2,094)	(15.8%)

	2003	2002	Change
	Tons	Tons	Tons	%
EWCO Tubular	29,750	24,106	5,644	23.4%
EWCO SpaceRak	13,053	12,889	164	1.3%
Haines Road	16,102	20,633	(4,531)	(22.0%)

     The following table reflects EWCO’s and Haines Road’s cost of goods sold and the related gross margin percentages for 2003 and 2002:

	2003		2002		Cost Change
	$	GM%	$	GM%	$	%
	(dollars in thousands)
EWCO Tubular	$12,935	1.0%	$10,856	0.7%	$2,079	19.2%
EWCO SpaceRak	12,027	10.1%	11,872	13.4%	155	1.3%
Haines Road	9,674	13.4%	10,348	22.0%	(674)	(6.5%)

     The following table reflects Tarpon’s, EWCO’s and Haines Road’s total operating expenses, including depreciation, for 2003 and 2002:

	2003		2002		Cost Change
	$	Sales %	$	Sales %	$	%
	(dollars in thousands)
Tarpon	$650	N/A	$766	N/A	($116)	(15.1%)
EWCO	2,546	9.6%	1,814	7.4%	732	40.4%
Haines Road	948	8.5%	841	6.3%	107	12.7%

Tarpon Industries, Inc.

Total Operating Expenses

     The approximately $116,000 decrease in our total operating expenses was primarily attributable to approximately $106,000 in decreased consulting expenses and approximately $26,000 in abandoned projects expenses in 2002 that were not incurred in 2003.

Income Taxes

     Tarpon has not recognized a potential tax benefit from its net losses, because of the uncertainty regarding its ability to realize future tax benefit of its net operating loss carryforwards.

EWCO

Net Revenues

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

Haines Road

Net Revenues

     The decrease in Haines Road’s net revenues was primarily due to the decrease in tons of product shipped, partially offset by a $51, or 7.9%, increase in average revenue per ton. See “Steel” for a description of changes in Haines Road’s average cost per ton of steel. Haines Road lost a major customer during 2003, with sales to that customer declining from approximately $3,364,000 in 2002, approximately 25.4% of Haines Road’s total sales, to $0 in 2003, but partially replaced the customer with a new customer purchasing the same product line, with sales to the new customer of approximately $1,844,000 in 2003, 16.5% of Haines Road’s total sales. As a result, Haines Road’s tons shipped and revenues declined in 2003.

Cost of Goods Sold and Gross Margin

     Haines Road’s gross margin percentage decreased, primarily due to

•	an increase in costs of materials at Haines Road, primarily due to higher priced inventories on hand at the beginning of the year, and

•	an approximately $20 per ton, or 16.4%, increase in average manufacturing costs for Haines Road products, due to fixed costs being spread over lower volume.

     This decrease was partially offset by the increase in average revenue per ton described above.

Selling, General and Administrative Expenses

     The increase in Haines Road’s total selling, general and administrative expense, including depreciation, was primarily attributable to (a) approximately $72,000 in increased foreign exchange losses, and (b) approximately $11,000 in increased professional fees. Selling, general and administrative expenses increased as a percentage of net sales primarily due to the effect of decreased sales.

Interest and Other Expenses

     Haines Road’s interest expense and deferred financing expense increased approximately $54,000 in 2003 compared to 2002. The increase was primarily due to increased borrowings and increased interest rates.

Income Taxes

     Haines Road’s effective tax rates are higher than U.S. rates primarily as a result of higher Canadian federal income tax rates.

Liquidity and Capital Resources

Summary

     The following statements are based on the pro forma financial statements, which reflect the acquisition of Haines Road and the completion of our initial public offering. As of December 31, 2004, we had pro forma working capital of approximately $2,386,000, including cash and cash equivalents of approximately $4,315,000, accounts receivable of approximately $8,328,000, inventories of approximately $8,610,000, and total current liabilities of approximately $19,931,000, including accounts payable of approximately $8,335,000, and notes payable-bank of approximately $7,214,000.

     On August 11, 2004, EWCO secured a credit facility with Standard Federal Bank, N.A., including a revolving credit facility for up to $7,000,000, and a $1,394,000 term loan. In December 2004 we amended the line and increased it to $9,000,000. As of March 28, 2005, approximately $1,050,000 was available for borrowing under the revolving credit facility.

     Steelbank had a full-recourse factoring arrangement with Greenfield Commercial Credit, Inc. for the extension of up to approximately $1,245,450 of credit, representing approximately $1,556,813 in face amount of eligible receivables sold and outstanding at any time. As of December 31, 2004, approximately $1,171,931 in face amount of receivables sold and not yet collected, and approximately $384,881 was available for additional sales under the arrangement in Greenfield Commercial Credit, Inc.’s discretion.

     On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, replacing its full-recourse factoring arrangement. The credit facility provides for a revolving credit line in the maximum principal amount of $8,000,000 Canadian dollars, subject to a borrowing base based on eligible inventory and receivables and subject to reserves, and a term loan in the principal amount of $2,100,000 Canadian dollars. Steelbank used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of Haines Road, to pay transaction fees and expenses, to refinance Steelbank’s full-recourse factoring arrangement and for general working capital purposes of Steelbank. As of March 18, 2005, approximately $2,056,499 was available for borrowing under the revolving credit facility. The amounts available under this credit facility are not included in the pro forma working capital and cash amounts described in the first paragraph

     The estimated net proceeds of our initial public offering after deducting the total estimated expenses of the offering were approximately $12,048,750, of which approximately $1,875,000 is available for capital expenditures and general working capital.

     We believe that the net proceeds from our initial public offering, together with cash generated from our operations and normal borrowings under our lines of credit, will be adequate to satisfy our We do not have financial resources for additional acquisitions, which will have to be consummated, if at all, with our common shares. If we are unable to consummate additional acquisitions with our common shares, we will be required to raise capital through additional sales of debt or equity securities, which might not be possible, or forego the acquisition.

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

Year Ended December 31, 2004

Tarpon Industries, Inc.

Cash Flows From Operating Activities

     Net cash used in Tarpon’s (including EWCO’s since March 31, 2004 and Steelbank’s since May 14, 2004) operations, during 2004 was approximately $3,300,000. Cash was used primarily by (1) approximately $754,000 of losses before depreciation and amortization, (2) an approximately $2,220,000 increase in accounts receivable, primarily due to increased sales (3) an approximately $65,000 increase in refundable income taxes, (4) approximately $2,629,000 increase in inventories primarily because of rising steel prices, and (5) $305,000 increase in

Tarpon’s prepaid expenses, primarily due to the full-recourse, accounts receivable factoring arrangement with Greenfield Credit.

     These decreases were partially offset by (1) an approximate $2,451,000 increase in accounts payable and accrued liabilities, primarily due to increased sales and expenses of our initial public offering, and (2) a $172,000 unrealized loss on foreign currency.

Cash Flows From Investing Activities

     Tarpon’s (including EWCO’s since March 31, 2004 and Steelbank’s since May 14, 2004) investing activities in 2004, used approximately $684,000 in cash. Cash was used for acquisitions of $566,000 including the deposits on Haines Road and $118,000 for capital and other expenditures.

Cash Flows From Financing Activities

     Tarpon’s (including EWCO’s since March 31, 2004 and Steelbank’s since May 14, 2004) financing activities provided approximately $4,219,000 of cash flows in 2004. Cash was provided primarily by (1) approximately $2,150,000 in proceeds from notes issued by Tarpon in its 2004 note, and (2) an approximately $4,516,000 increase in net borrowings by EWCO and Steelbank. These sources were partially offset by approximately $708,000 used by EWCO to pay down bank financing and approximately $519,000 financing costs, approximately $1,220,000 of IPO expenditures incurred by Tarpon.

Haines Road

Cash Flows From Operating Activities

     Net cash provided by Haines Road’s operations during 2004 was approximately $1,369,000. Cash was provided primarily by (1) approximately $1,512,000 of income before depreciation and amortization, (2) an approximate increase in income taxes payable of $553,000

     These increases were partially offset by (1) an approximately increase in inventories of $498,000 primarily because of seasonal demand, and (2) an approximately increase in prepaid expenses of $204,000 primarily because of an increase in miscellaneous parts.

Cash Flows From Investing Activities

     Haines Road’s investing activities in 2004 used approximately $1,249,000 in cash, primarily as the result of the purchase of miscellaneous equipment.

Cash Flows From Financing Activities

     Haines Road’s financing activities used approximately $866,000 of cash flows in 2004. Cash was used primarily to increase intra-company receivables.

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

Cash Flows From Investing Activities

     EWCO’s investing activities in the three months ended March 31, 2004 consisted of approximately $9,000 used for the purchase of equipment.

Cash Flows From Financing Activities

     EWCO’s financing activities used approximately $109,000 of cash in the three months ended March 31, 2004. Approximately $122,000 was used to repay indebtedness, which was partially offset by an approximately $13,000 increase in net borrowings.

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

     It also requires Steelbank to maintain interest coverage (generally net income adjusted for interest expense, bank fees and net costs under interest rate contracts, taxes, depreciation and amortization and non cash items divided by interest expense plus bank fees and net costs under interest rate contracts), of at least 1.50 to 1.00. At December 31, 2004, before the loan agreement was in effect, Steelbank’s (including Haines Road) pro forma interest coverage was 2.89 to 1.00.

     Steelbank paid a $83,000 closing fee and must pay a 0.50% unused line of credit fee and approximately $1,666 monthly administrative fee. As of March 18th, 2005 the revolving line of credit was unused. Approximately $1,744,000 was outstanding under the Term Loan, and approximately $2,056,000 was available for borrowing under the revolving credit facility without violating any of the existing debt covenants.

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

Proceeds of our initial public offering

     The estimated net proceeds of our initial public offering, after deducting the estimated cost of the offering, were approximately $12,048,750, of which $5,690,000 was used for the portion of the purchase price in the Haines Road acquisition payable at the February 2005 closing of the acquisition, $163,000 was used to use to pay a portion of the purchase price for the Haines Road real estate by May 2005, $4,302,000 was used to pay the notes issued in February, March and April 2004 and the EWCO and Steelbank acquisitions, and for the receivable financing arrangement, $18,750 for software licenses, and approximately $1,875,000 is intended to be used for working capital and capital expenditures.

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

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets”. SFAS 153, amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, for Non monetary Transactions”, for exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123® (“SFAS 123®”), “Share-Based Payment”. This statement replaces Statement of

Financial Accounting Standards No. 123 (SFAS 123”), “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123® will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

     In December 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, allows a company additional time to evaluate the effect of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. These FSP’s may affect how a company accounts for deferred income taxes. These FSP’s, effective December 21, 2004, did not have a material effect on our reported financial statements.

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

Business Combinations and Intangible Assets

     We have adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. In arriving at the fair value of assets and liabilities acquired in our acquisitions of EWCO and Steelbank we have assumed that book values approximate fair values, with the exception of equipment obtained in the purchase of EWCO, which was written down due to the fair value of the assets acquired and liabilities assumed exceeding the cost of EWC, and EWCO and Steelbank inventories, which were written up to resale value. Adjustments to fair values of the assets and liabilities acquired would generally change the value of goodwill recognized in the acquisition by a corresponding amount.

     SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If an impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected undiscounted cash flows. As of December 31, 2004, our intangible assets consisted of goodwill, customer base and covenants not to compete relating to the Steelbank acquisition. Goodwill will not be amortized, but will be tested for impairment, at least annually and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

Contractual Obligations

     The following information is provided as of December 31, 2004 with respect to our known contractual obligations specified in the following table, aggregated by type of contractual obligation:

	Payments due by period
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	year	years	years	years
	(dollars in thousands)

Long-term debt obligations*	$1,711	$354	$797	$560	$—
Capital lease obligations	8	4	4	—	—
Operating lease obligations	714	394	302	18	—
Purchase obligations	1,956	1,956	—	—	—
Other long-term liabilities	—	—	—	—	—

*	Long-term debt obligations and related interest expenses are expected to increase in connection with our acquisition of Haines Road. In addition, the Company is required to pay interest on its long-term debt obligations shown in the table above while they are outstanding (assuming the debt remains outstanding) of $124,000 within one year, $133,000 between one and three years, $30,000 between three and five years, and $0 due in more than five years.

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

     The tables below provide information about Tarpon’s (consolidated) financial instruments that are sensitive to changes in interest rates, foreign currency exchange rates, or both, consisting of debt obligations, including Canadian dollar-denominated debt obligations. The tables provide information by functional currency and presents such information in U.S. dollar equivalents. For these financial instruments, the tables present principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on current rates for the applicable period. Weighted average fixed rates are based on the contract rates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows of the instruments are denominated in U.S. dollars (U.S.$) and Canadian dollars (Cdn.$), as indicated in parenthesis.

	December 31, 2004 Expected Maturity Dates

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(U.S.$ equivalent in thousands)

Short-term Debt:
Variable Rate (U.S. $)	$6,711	—	—	—	—	—	$6,711	$6,711
Average interest rate	5.0%						5.0%
Fixed Rate (U.S. $)	$—	$3	—	—	—	—	$3	$3
Average interest rate	0%	0%					0%
Long-term Debt:
Variable Rate (U.S. $)	$—	$293	$290	$287	$281	$232	$1,383	$1,383
Average interest rate		5.5%	5.8%	5.8%	8.0%	8.0%	6.5%
Fixed Rate (U.S. $)	$—	$112	$112	$112	—	—	$336	$336
Average interest rate		8%	8%	8%			8%

As of December 31, 2003, Tarpon Industries, Inc. had no debt.

     The tables below provide information about the Company’s pro forma steel inventory that are sensitive to changes in commodity prices, specifically steel prices. The tables present the carrying amount and fair value as of the indicated date.

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(U.S.$ equivalent in thousands)
Steel Inventories	$5,110,434	$5,110,434	$3,387,699	$3,387,699

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

/s/ GRANT THORNTON LLP

Southfield, Michigan
April 1, 2005

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$257,786	$22,454
Accounts receivable (less allowance for doubtful accounts of $66,492 and $0, respectively	8,327,708	—
Inventories	7,604,384	—
Prepaid expenses	569,040	611
Prepaid initial public offering expenses	2,076,468	—
Deposits	265,116	74,441
Income tax receivable	52,552	—
Capitalized acquisition costs	131,428	233,906

Total current assets	19,284,482	331,412

Property, plant and equipment-net	635,051	—
Deferred financing costs	71,812	—
Goodwill	1,279,810	—
Intangible assets, net of amortization	436,638	—

TOTAL ASSETS	$21,707,793	$331,412

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Short term debt	11,467,706	—
Accounts payable – trade	8,345,395	281,977
Advances from related parties and wages payable	—	36,932
Accrued expenses	781,222	—
Success fees	233,333	—
Income taxes payable	135,712	—
Current maturities on long-term debt	405,107	—

Total current liabilities	$21,368,475	$318,909

Long-term debt, less current maturities	1,314,218	—
Other long-term liabilities	64,286	—

Shareholders’ Equity (Deficit)
Common shares; no par value, authorized, 10,000,000 shares at December 31, 2004, and 2003; issued and outstanding, 1,229,732 shares at December 31, 2004, and 1,219,732 shares at December 31, 2003	—	—
Additional paid-in capital	2,130,952	1,429,369
Accumulated deficit	(3,411,380)	(1,416,866)
Foreign currency translation	241,242	—

Total shareholders’ equity (deficit)	(1,039,186)	12,503

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$21,707,793	$331,412

The accompanying notes are an integral part of these financial statements

TARPON INDUSTRIES, INC. AND SUBSIDIARIES

(Formerly known as Wall St. Acquisitions, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

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

The accompanying notes are an integral part of these financial statements

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

						Total
	Number of		Additional		Foreign	Shareholders’
	Common	Common	Paid in	Accumulated	Currency	Equity
	shares	Shares	Capital	Deficit	Translation	(Deficit)
Balance at January 16, 2002 (inception)	—	$—	$—	$—	$—	$—
Issuance of stock, less issuance costs of $2,930	1,188,760	—	1,247,864	—	—	1,247,864
Stock subscription receivable		—	(400,000)	—	—	(400,000)
Net loss				(766,480)	—	(766,480)

Balance at December 31, 2002	1,188,760	—	847,864	(766,480)	—	81,384
Collection of stock subscription	—	—	400,000	—	—	400,000
Issuance of stock, less issuance costs of $3,495	30,972	—	181,505	—	—	181,505
Net loss				(650,386)		(650,386)

Balance at December 31, 2003	1,219,732	—	1,429,369	(1,416,866)	—	12,503
Stock issued for consulting services	10,000	—	50,000	—	—	50,000
Additional paid-in capital-warrants	—	—	651,583	—	—	651,583
Net loss	—	—	—	(1,994,514)	—	(1,994,514)
Foreign currency translation adjustment	—	—	—	—	241,242	241,242

Comprehensive loss						(1,753,272)

Balance at December 31, 2004	1,229,732	$—	$2,130,952	$(3,411,380)	$241,242	$(1,039,186)

The accompanying notes are an integral part of these financial statements

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,994,514)	$(650,386)	$(766,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,240,016	—	—
Unrealized foreign currency loss	172,334	—	—
Other	51,265	—	—
Changes in assets and liabilities:
Accounts receivable (increase)	(2,220,173)	—	—
Refundable federal income taxes (increase)	(64,981)	—	—
Inventory (increase)	(2,629,290)	—	—
Prepaid expenses (increase) decrease	(304,891)	54,345	(54,956)
Accounts payable and accrued expenses increase	2,450,664	131,220	187,690

Cash used in operating activities	(3,299,570)	(464,821)	(633,746)
CASH FLOW FEOM INVESTING ACTIVITIES
Acquisitions, net of cash received	(565,510)	(263,341)	(45,007)
Capital and other expenditures	(118,728)	—	—

Cash used in investing activities	(684,238)	(263,341)	(45,007)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares (net of issuance costs of $0 in 2004, $3,495 in 2003 and $2,930 in 2002)	—	581,505	847,864
Initial public offering expenditures	(1,220,459)	—	—
Financing costs	(519,494)
Borrowing on bank loan	5,132,249	—	—
Repayment of bank loan	(2,968,299)	—	—
Proceeds from 2004 note financing	2,150,000	—	—
Proceeds from issuance of long-term debt	1,394,000	—	—
Repayment of long-term obligations	(708,968)	—	—
Proceeds from issuance of short-term obligations	1,171,931	—	—
Repayment of short-term obligations	(211,820)	—	—

Cash provided by financing activities	4,219,140	581,505	847,864
INCREASE (DECREASE) IN CASH AND CASH EQUIVILENTS	235,332	(146,657)	169,111
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,454	169,111	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$257,786	$22,454	$169,111

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

Company and Industry

     Tarpon Industries, Inc. (formerly known as Wall St. Acquisitions, Inc.) (the “Company”) was incorporated in Michigan on January 16, 2002. The Company completed two acquisitions in 2004, Eugene Welding Co., or “EWCO,” acquired in April 2004, and Steelbank, Inc., or “Steelbank,” acquired in May 2004. EWCO manufactures structural steel tubing and steel storage rack systems at two manufacturing facilities in Michigan, north of Detroit. Steelbank acts as a distributor and sales representative for the sale of structural and mechanical steel tubing. Steelbank is currently located near Toronto, Ontario, Canada. We also signed an agreement in July 2004 to acquire the assets of the Haines Road facility of Bolton Steel Tube Co., Ltd., or “Haines Road.” We intend to seek other acquisitions in the steel tubing and related industries, although we currently have no agreement for any other such acquisition.

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

     Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time an account is past due, the Company’s previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS – (Continued)

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

Stock Options

     We account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation costs for stock options granted to employees and directors are measured as the excess, if any, of the market price of our stock at the date of grant over the amount an employee or director must pay to acquire the stock. No compensation expense has been charged against income for stock options granted to employees or directors. Stock-based compensation of consultants and

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS – (Continued)

advisors is determined based on the fair value of the options or warrants on the grant date pursuant to the methodology of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” estimated using the Black-Scholes model. The resulting amount is recognized as compensation expense and an increase in additional paid-in capital over the vesting period of the options or warrants. As of December 31, 2004, the Company had committed to grant of options to purchase 346,785 shares effective on the date of the initial public offering.

Goodwill and Intangible Assets

     We have adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If the asset is impaired, it will be written down to its fair value.

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

     Steelbank does not enter into currency futures or forward contracts to manage its exposure to foreign currency fluctuations. At December 31, 2004, Steelbank’s receivables include U.S. $72,479 and payables include U.S. $866,329.

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
NOTES TO FINANCIAL STATEMENTS – (Continued)

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

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets”. SFAS 153, amends APB Opinion No. 29, “Accounting for Non-monetary Transactions”. This statement eliminates the exception to fair value in Opinion No. 29, “Accounting for Non monetary Transactions”. This statement eliminates the exception to fair value in Opinion 29 for exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) (“SFAS 123(R)”), “Share-Based Payment”. This statement replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005. The Company is currently evaluating the impact from this standard on its results of operations and financial position.

     In December 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, allows a company additional time to evaluate the effect of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. These FSP’s may affect how a company accounts for deferred income taxes. These FSP’s are effective December 21, 2004, did not have a material effect on our reported financial statements.

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS – (Continued)

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

Steelbank

     In May 2004, the Company completed the acquisition of 100% of the stock of Steelbank, Inc., which acts as a distributor and sales representative for the sale of structural and mechanical steel tubing and is based in a suburb of Toronto, Ontario, Canada. The acquisition complemented the Company’s acquisition of EWCO by providing a sales organization for EWCO’s products. Because much of Steelbank’s value to the Company is the value of its sales organization and not the value of its assets, a majority of the purchase price has been allocated to goodwill. The aggregate purchase price for Steelbank was $1,656,563. The Company acquired Steelbank by paying approximately $54,263 (Cdn.$75,000) in cash , issuing a promissory note in the principal amount of approximately $574,300 (Cdn.$800,000), and by issuing additional promissory notes in the aggregate principal amount of approximately $ 290,750 (Cdn.$405,000). We also paid Cdn.$62,500 of the holders’ legal and other expenses at maturity), agreeing to issue a number of our common shares equal to approximately $303,180 divided by the $5.00 public offering price of our shares in our initial public offering (recorded in notes payable – other). Additionally, we paid our consultant a $200,000 success fee in connection with the acquisition and incurred approximately $268,018 in expenses related to the acquisition, which we have added to the cost of the acquisition. Canadian dollars are translated into U.S. dollars as of the acquisition date of May 14, 2004.

     The results of operations of EWCO and Steelbank are included in the consolidated statement of operations from April 2, 2004, and May 14, 2004, respectively.

     The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS – (Continued)

	Eugene
	Welding	Steelbank
Current assets	$9,972,486	$1,805,420
Property, plant and equipment	573,891	62,175
Goodwill	—	1,106,279
Other intangible assets	—	410,000
Other assets	75,800	—
Current liabilities	(9,380,408)	(1,727,311)
Long term liabilities	(542,279)	—

Net assets acquired	$699,490	$1,656,563

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

     The changes in goodwill and intangible assets for 2004 is as follows:

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

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS – (Continued)

     The customer base is being amortized over 15 years and the covenant not to compete is being amortized over the term of the covenant, 6 years. The following is a schedule of future amortization expense for intangible assets: customer base and the covenant not to compete:

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

     At December 31, 2004, Steelbank Inc. had a full-recourse factoring arrangement with Greenfield Commercial Credit, Inc. for the extension of up to approximately $1,246,000 of credit, representing approximately $1,557,000 in face amount of eligible receivables sold and outstanding at any time. The facility is secured by all of the assets of Steelbank and all obligations of Steelbank under the arrangements are guaranteed by the Company. Steelbank receives 80% of the face amount of receivables that it desires to sell and Greenfield Commercial Credit, Inc. agrees, in its discretion, to buy. Greenfield Commercial Credit, Inc. may require Steelbank to re-purchase any receivables sold, on demand, for the unpaid face amount of such receivables. The full-recourse factoring arrangement was terminated with the closing of the IPO in February 2005. The facility prohibits Steelbank from granting any extension of time for payment of accounts receivable, compromising or settling any accounts receivable for less than the full amount of such accounts receivable, releasing any debtor to such accounts receivable, or granting any credits, discounts, allowances, deductions, return authorizations or the like with respect to any accounts receivable. In addition, Steelbank is prohibited from creating or permitting any lien with respect to the collateral granted under the arrangement, except for subordinated liens under the Company’s 2004 note financing notes. As of December 31, 2004, approximately $1,172,000 in face amount of receivables were sold and not yet collected, and approximately $385,000 was available for additional sales under the arrangement with Greenfield Commercial Credit, Inc.

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
NOTES TO FINANCIAL STATEMENTS – (Continued)

financing. Our net proceeds, after deducting the expenses of the offering, were approximately $146,000. We also granted the purchasers in the February and March offerings warrants to purchase 30,000 common shares exercisable at $5.00 a share. The warrants are exercisable for five years beginning August 16, 2005.

     In April 2004, the Company closed a private note financing which provided the Company with $2,000,000 in gross proceeds, approximately $1,725,000 after the placement agent’s fees and the expenses of the offering. These proceeds were used primarily to facilitate the acquisition of Eugene Welding Co. and Steelbank, Inc. (see below), for working capital and general corporate purposes, including the payment of then accrued expenses and expenses in connection with the Company’s proposed initial public offering of common shares. The debt was issued at its face amount and bears interest at 8% per annum, 15% after January 5, 2005, payable in cash upon maturity. Maturity occurred at the February 2005 closing of our initial public offering of common shares. The notes were secured by our assets and the assets of our subsidiaries, but were subordinate to our subsidiaries’ secured bank financing. We also granted the purchasers in this note offering five-year cashless exercise warrants to purchase 435,000 common shares at $5.00 a share. The warrants are exercisable for five years beginning August 16, 2005.

     The value of the 465,000 shares granted above was $651,583 and was amortized as interest expense in 2004. As of December 31, 2004 the value of all warrants issued was fully amortized.

6.	Long Term Debt and Capital Lease Obligations

December 31,
2004
Term loan	$1,347,533
Notes payable to former shareholders of Steelbank	336,272
Other, including capital lease obligations	35,520

Total	1,719,325
Less current portion, of long-term debt and capital lease obligations	(405,107)

Long-term portion of long-term debt and capital lease obligations	$1,314,218

Maturities of long-term debt and capital lease obligations for the years ending December 31 are as follows:

2005	$405,107
2006	401,893
2007	398,548
2008	281,443
2009	232,334

$1,719,325

     In August 2004, EWCO refinanced its credit facility with Standard Federal Bank, N.A., including a revolving credit facility for up to $7,000,000, which was increased to $9,000,000 in December 2004, subject to a borrowing base based on eligible inventory and receivables , originally maturing August 31, 2007, and a $1,394,000 term loan. The term loan is payable in equal monthly installments of principal based on a five

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO FINANCIAL STATEMENTS – (Continued)

year amortization ending August 1, 2009, but matures August 31, 2007 if the revolving credit facility is not renewed. The loans are secured by all of EWCO’s personal property and are guaranteed by Tarpon. The principal amount outstanding bears interest, payable monthly, at the bank’s prime rate, plus, until completion of our initial public offering, plus 0.375% (at a total of 5.63% as of December 31, 2004). The loan agreement requires EWCO to maintain a minimum debt service coverage ratio and minimum tangible net worth. It also generally prohibits dividends and limits EWCO’s ability to make capital expenditures. EWCO paid a 1% closing fee and must pay a 0.25% unused line of credit fee. EWCO is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity. As of December 31, 2004, $6,711,387 was outstanding under the revolving credit facility, $1,347,533 was outstanding under the term loan, and approximately $1,375,000 was available for borrowing under the revolving credit facility.

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
NOTES TO FINANCIAL STATEMENTS – (Continued)

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

     Due to the historical losses incurred by the Company, a full valuation allowance for deferred tax assets has been provided. If the Company achieves profitability, these deferred tax assets may be available to offset future income taxes. The Company’s net operating loss carry-forward at December 31, 2004 and 2003 was approximately $3,187,882 and $1,417,000, respectively, and expire as follows: $1,771,016 in 2024, $650,386 in 2023, and $766,480 in 2022.

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

     Between January and August 2004, we engaged one of our directors to provide consulting services to us concerning our operations, general management and business development, at times and places and in an amount determined by mutual agreement. We accrued $22,000 in fees for these services including $10,000 payable in common shares at the closing of our initial public offering. We issued 2,000 common shares to this director in February 2005.

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

Year Ended
December 31
2004
United States	$32,483,427
Canada	5,138,202

Totals	$37,621,629

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

15. Subsequent Events

     On February 17, 2005 we closed our initial public offering of 2,850,000 common shares at an offering price of $5.00 per share. Our estimated net proceeds from the offering were approximately $12,048,750, after deducting the costs of the offering, substantially all of which were or will be used to finance the acquisition of the Haines Road facility of Bolton Steel Tube Co., Ltd., to repay outstanding indebtedness related to prior acquisitions and for capital expenditures.

     The lead underwriter in our initial public offering exercised in full the over-allotment option to purchase an additional 427,500 common shares, sold in our initial public offering at an initial public offering price of $5.00 per share. We closed the over-allotment sale on February 23, 2005. Net proceeds to the Company from the over-allotment exercise were approximately $1,923,750. Proceeds of the over-allotment option are for capital expenditures and working capital.

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

     We have also agreed to acquire the Haines Road real estate for an estimated aggregate of approximately $4,651,000 (Cdn.$5,700,000), consisting of (1) approximately $3,264,000 (Cdn.$4,000,000) for the cash portion of the purchase price of the Haines Road real estate, with approximately $163,000 (Cdn.$200,000) paid as a deposit and the balance payable within 90 days after the closing of the acquisition, and (2) approximately $1,224,000 (Cdn.$1,500,000) secured promissory note, payable 15 months after real estate closing date or, if the fair value of the purchased real estate less the loans secured by the purchased real estate is not at least approximately $408,000 (Cdn.$500,000)or if the first mortgage on the purchased real estate exceeds approximately $3,019,000(Cdn.$3,700,000), payable on the real estate closing date. We expect to seek approximately $3,019,000 (Cdn.$3,700,000) in mortgage financing, although we currently have no commitment for the mortgage financing. We have also agreed to lease the Haines Road real estate during the period between the acquisition closing date and the real estate closing date at a monthly rent of approximately $62,300 (Cdn.$75,000).

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

     It also requires Steelbank to maintain interest coverage (Generally net income adjusted for interest expense, bank fees and net costs under interest rate contracts, taxes, depreciation and amortization and non cash items divided by interest expense plus bank fees and net costs under interest rate contracts), of at least 1.50 to 1.00. At December 31, 2004, Steelbank (including Haines Road) pro forma interest coverage was 2.89 to 1.00.

QUARTERLY INFORMATION (unaudited)

     The following is a summary of Tarpon’s quarterly operating results for the year ended December 31, 2004 and 2003:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ending December 31, 2004

Net sales	$—	$11,993	$12,959	$12,670
Gross profit	—	1,502	1,453	795
Net income (loss)	(165)	(213)	(591)	(1,026)
Net income (loss) per common share – basic and diluted	$(0.14)	$(0.17)	$(0.48)	$(0.83)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
Year Ending December 31, 2003

Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Net income (loss)	(146)	(191)	(159)	(154)
Net income (loss) per common share – basic and diluted	$(0.12)	$(0.16)	$(0.13)	$(0.13)

     We acquired Eugene Welding Company and Steelbank, Inc. in the second quarter of 2004. We acquired Haines Road in February 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Eugene Welding Co.

     We have audited the balance sheets of Eugene Welding Co. (a Michigan corporation) as of March 31, 2004 and December 31, 2003,and 2002, and the statements of operations, shareholders’ equity, and cash flows for the three month period ended March 31, 2004, and the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and December 31, 2003 and 2002, and the results of its operations and its cash flows for the three month period ended March 31, 2004, and each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated, when considered in relation to the basic consolidated financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Southfield, Michigan April 1, 2005

EUGENE WELDING CO.

BALANCE SHEETS

	March 31,	December 31,
	2004	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$431,739	$269,555	$497,148
Accounts receivable (less allowance for doubtful accounts of $222,988 at March 31, 2004, $321,941 at December 31, 2003, and $38,099 at December 31, 2002)	4,868,290	3,847,022	3,070,189
Inventories	4,370,151	5,117,905	5,361,977
Prepaid expenses	142,705	249,038	222,849

Total current assets	9,812,885	9,483,520	9,152,163
Property, Plant equipment – Net	910,989	937,926	975,754
OTHER ASSETS:
Note receivable – other	45,607	45,607	—
Deferred tax asset	75,800	—	—

Total other assets	121,407	45,607	—

TOTAL ASSETS	$10,845,281	$10,467,053	$10,127,917

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Note payable – bank	$4,035,485	$4,065,315	$3,525,982
Accounts payable	3,507,750	3,958,350	2,717,154
Accounts payable – inter-company	143,677	—	—
Distributions payable	—	19,616	19,616
Accrued expenses	678,079	436,512	362,604
Income taxes payable	135,713	—	—
Current maturities on long-term debt	209,704	240,487	242,880

Total current liabilities	8,710,408	8,720,280	6,868,236

LONG-TERM DEBT, LESS CURRENT MATURITIES:	486,179	534,528	698,752
COMMITMENTS AND CONTINGENCIES DEFERRED INCOME TAXES:	56,100	—	—
SHAREHOLDER’S EQUITY:
Common shares; par value $10 per share; authorized, 5,000 shares; issued and outstanding, 40 shares at March 31, 2004, and 40 shares at December 31, 2003, and 2002	400	400	400
Shareholder note receivable	(2,933,144)	(2,933,144)	(2,933,144)
Retained earnings	4,525,338	4,144,989	5,493,673

Total shareholder’s equity	1,592,594	1,212,245	2,560,929

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$10,845,281	$10,467,053	$10,127,917

The accompanying notes are an integral part of the financial statements

EUGENE WELDING CO.

STATEMENTS OF OPERATIONS

	Three Months	Year ended December 31, 2003
	Ended March 31,
	2004	2003	2002	2001
REVENUES:
Sales	$10,606,365	$26,611,349	$24,753,398	$28,512,361
Less discounts allowed	57,584	169,678	108,958	125,986

Net revenues	10,548,781	26,441,671	24,644,440	28,386,375
COST OF GOODS SOLD:
Materials	5,937,979	15,102,702	13,270,445	12,676,491
Direct labor	713,215	2,212,416	1,964,284	2,282,303
Manufacturing overhead	2,485,814	7,647,425	7,493,444	9,776,477

Total cost of goods sold	9,137,008	24,962,543	22,728,173	24,735,271

Gross profit	1,411,773	1,479,128	1,916,267	3,651,104
OTHER OPERATING EXPENSES:
Selling, general and administrative expenses	814,027	2,398,850	1,664,065	2,037,389
Depreciation and amortization	35,445	147,508	150,409	234,638
Loss on disposal of property and equipment	—	4,029	32,247	1,490

Total operating expenses	849,472	2,550,387	1,846,721	2,273,517

OPERATING INCOME (LOSS):	562,301	(1,071,259)	69,546	1,377,587
OTHER INCOME (EXPENSE):
Miscellaneous income/(expense)	(14,549)	11,298	109,490	8,605
Interest expense	(51,390)	(200,234)	(183,049)	(201,022)
Interest and dividend income	—	41	—	3,090

Total other income (expense)	(65,939)	(188,895)	(73,559)	(189,327)
INCOME (LOSS) BEFORE INCOME TAXES:	496,362	(1,260,154)	(4,013)	1,188,260
PROVISION FOR INCOME TAXES:
Income tax expense	135,713	—	—
Deferred income taxes	(19,700)	—	—

Provision for income taxes	116,013	—	—

NET INCOME (LOSS)	$380,349	$(1,260,154)	$(4,013)	$1,188,260

The accompanying notes are an integral part of the financial statements

EUGENE WELDING CO.

STATEMENTS OF SHAREHOLDER’S EQUITY

	Number of			Shareholder	Total
	Common	Common	Retained	Note	Shareholder’s
	Shares	Shares	Earnings	Receivable	Equity
Balance at January 1, 2001	40	$400	$5,814,764	($2,933,144)	$2,882,020

Net Income			1,188,260		1,188,260
Shareholder distributions			(104,583)		(104,583)

Balance at December 31, 2001	40	$400	6,898,441	(2,933,144)	3,965,697
Net loss			(4,013)		(4,013)
Shareholder distributions			(1,400,755)		(1,400,755)

Balance at December 31, 2002	40	$400	5,493,673	(2,933,144)	2,560,929

Balance at January 1, 2003	40	$400	$5,493,673	($2,933,144)	$2,560,929

Net loss			(1,260,154)		(1,260,154)
Shareholder distributions			(88,530)		(88,530)

Balance at December 31, 2003	40	$400	$4,144,989	($2,933,144)	$1,212,245
Net income			380,349		380,349

Balance at March 31, 2004	40	$400	$4,525,338	($2,933,144)	$1,592,594

The accompanying notes are an integral part of the financial statements

EUGENE WELDING CO.

STATEMENT OF CASH FLOWS

	Three Months
	Ended March 31,	Year ended December 31,
	2004	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$380,349	$(1,260,154)	$(4,013)	$1,188,260
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	35,445	147,508	150,409	234,638
Loss on disposals of property and equipment	—	4,028	32,247	1,490
Deferred income taxes	(19,700)	—	—
Changes in assets and liabilities:
Accounts receivable (increase) decrease	(1,021,268)	(776,833)	1,933,646	(1,059,786)
Inventory (increase) decrease	747,753	244,072	(1,766,336)	2,234,055
Prepaid expenses (increase) decrease	106,332	(26,189)	(40,321)	(72,768)
Note receivable – other (increase)	—	(45,607)	—	—
Refundable taxes increase(decrease)	—	—	—	79,349
Distributions payable (decrease)	(19,616)	—	—	—
Accounts payable and accrued expenses increase (decrease)	(65,354)	1,315,104	765,762	(310,984)
Accrued income taxes increase	135,713	—	—	—

Cash provided by (used in ) operations	$279,654	$(398,071)	$1,071,394	$2,294,254
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,506)	(113,709)	(340,882)	(2,852,441)

Net cash used in investing activities	(8,506)	(113,709)	(340,882)	(2,852,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under lines of credit	(29,830)	539,333	227,519	906,363
Proceeds from long-term debt	13,057	185,893	912,846	—
Principal payments on long-term debt	(92,191)	(352,509)	(140,544)	(88,668)
Shareholder distributions	—	(88,530)	(1,400,755)	(104,583)

Cash provided by (used for) financing activities	(108,964)	284,187	(400,934)	713,112

INCREASE (DECREASE) IN CASH AND CASH AND CASH EQUIVALENTS	162,184	(227,593)	329,578	154,925
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,555	497,148	167,570	12,645

CASH AND CASH EQUIVALENTS END OF PERIOD	$431,739	$269,555	$497,148	$167,570

Supplemental Cash Flow Information:
Non-cash transaction – Note Receivable Shareholder	$—	$198,967	$182,130	$220,989

Cash paid during the period for interest	$51,390	$198,967	$182,130	$220,989

Non-cash exchange of note for receivable	$—	$45,607	$—	$—

The accompanying notes are an integral part of the financial statements

EUGENE WELDING CO.

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

EUGENE WELDING CO.

NOTES TO FINANCIAL STATEMENTS (continued)

Income Taxes

Through December 31, 2003, the Company, with the consent of its shareholders, had elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for federal income taxes is included in these financial statements for twelve month periods ended December 31, 2003, 2002, or 2001. EWCO ceased to be taxed as an S corporation effective January 1, 2004, and since that date has recognized a provision for corporate income taxes.

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

Inventories

     Inventories are valued at the lower of cost or market value, with cost being determined on the average cost method. Major classes of inventory consist of the following:

	March 31,	December 31,
	2004	2003	2002
Raw materials	$2,346,152	$2,736,418	$2,951,603
Work in process	617,766	523,908	220,299
Finished goods	1,303,331	1,714,831	1,998,274
Supplies	102,902	142,748	191,801

Total	$4,370,151	$5,117,905	$5,361,977

EUGENE WELDING CO.

NOTES TO FINANCIAL STATEMENTS (continued)

Property and Equipment

Property and equipment are stated at cost. The principal categories of property, plant and equipment are as follows:

	March 31,	December 31,
	2004	2003	2002
	(unaudited)
Machinery and equipment	$5,888,928	$5,827,540	$5,751,410
Leasehold improvements	856,348	909,229	1,042,091
Computer equipment	775,619	775,619	768,551
Transportation equipment	588,482	588,481	584,714
Furniture and fixtures	115,126	115,126	93,546

Total	8,224,503	8,215,995	8,240,312
Less accumulated depreciation and amortization	7,313,514	7,278,069	7,264,558

Net property, plant and equipment	$910,989	$937,926	$975,754

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

3. Shareholder Note Receivable

     Shareholder note receivable consists of a demand note receivable from the Company’s shareholder in the amount of $2,933,144, which was recorded as an offset against retained earnings. This note bears interest at 1% over the prevailing bank prime lending rate, payable monthly. The Company fully reserved the interest revenue due on this note for the three month period ended March 31, 2004 and year ended December 31, 2003, and 2002.

4. Note Receivable – Other

     Note receivable – other at December 31, 2003 consists of a note receivable from a customer, pursuant to the customer’s reorganization plan. This note was written off as uncollectible after March 31, 2004.

EUGENE WELDING CO.
NOTES TO FINANCIAL STATEMENTS (continued)

5. Note Payable — Bank

     The Company had a demand revolving credit facility with a bank for $5,000,000, bearing interest at the prevailing prime lending rate plus 1/2% at March 31, 2004 and 0% at December 31, 2003. Borrowings under this facility were secured by all assets of the Company, and were further supported by the individual guarantee of the Company’s stockholder. In aggregate, the total obligation of the guarantor was not to exceed $912,846. This facility was cross-liened and cross defaulted with the Company’s installment note due to the bank (see Note 6). At December 31, 2003, the Company has borrowings of $4,065,315, respectively against the facility. As of December 31, 2003 there was $964,515 and $934,685, respectively of unused availability for the credit facility. The loan agreements required it to maintain minimum debt service coverage and debt to tangible net worth ratios. They also limited the Company’s ability to pay dividends or incur additional debt.

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

EUGENE WELDING CO.

NOTES TO FINANCIAL STATEMENTS — (continued)

6. Long-Term Debt

	March 31,	December 31,
	2004	2003	2002
A financing arrangement with a finance company, payable in monthly installments of $17,165, including finance charges of 5.995%, through February 2004	$—	$33,489	—
A capital lease payable in monthly installments of $3,586, including financial costs at 7.38% through April 2003	—	—	54,449
A capital lease payable in monthly installments of $5,062, Including finance costs at 6.64%, through April 2003	—	—	19,979
A capital lease payable in monthly installments of $3,562, including finance costs at 7.38%, through April 2004	3,562	14,117	—
A capital lease payable in monthly installments of $219, including finance costs at 14.04%, through August 2006	5,352	5,809	—
A capital lease payable in monthly installments of $199, including finance costs at 10.71%, through November 2006	5,510	5,951	—
An installment note payable to a transportation company in monthly installments of $1,000, bearing no interest, through April 2005	13,057	—	—
An installment note payable to a bank in monthly installments of $15,214, plus interest at 4.5% and 4.25% at March 31, 2004 and December 31, 2003, respectively, through August 2007. This note is secured by all assets of the Company and was further supported by the individual guarantee of the Company’s stockholder until April 2004. In aggregate, the total obligation of the guarantor is not to exceed $912,846. This note is cross liened and cross Defaulted with the Company’s revolving credit facility (see Note 5)	638,992	684,635	867,204
A secured equipment note payable to a bank in monthly installments of $668, including interest at 5.24%, through April 2008	29,410	31,014	—

Total	$695,883	$775,015	$941,632

Less current portion	209,704	240,487	242,880

Long-term portion	$486,179	$534,528	$698,752

EUGENE WELDING CO.

NOTES TO FINANCIAL STATEMENTS — (continued)

Maturities of long-term debt for the three months ending March 31, 2004 are as follows:

2005	$209,704
2006	193,953
2007	192,517
2008	99,044
2009	665

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

EUGENE WELDING CO.

NOTES TO FINANCIAL STATEMENTS — (continued)

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

$785,228

9. Employee Benefit Plans

     The Company has three separate 401(k) plans. Two of these plans cover union employees who have attained 18 years of age with three months of service and 500 hours. The participants can contribute up to 15% of their compensation. The Company matches the employee contributions based on the collective bargaining agreement, not to exceed 5 percent of compensation. The employer contributions for these two plans for the three months ended March 31, 2004 and the years ended December 31, 2003, 2002 and 2001 were $16,270, $69,846, $67,995 and $76,721, respectively.

     The third 401(k) plan is for employees who are not covered by a collective bargaining agreement, who have attained 18 years of age and who have 1,000 hours and six months of service. The participants can contribute up to 15% of their salary and are eligible for an employer discretionary contribution. The Company matches the employee contributions 50% up to 5% of employees’ wages. The employer matching contributions for the three months ended March 31, 2004, and the year ended December 31, 2003, 2002 and 2001 were $5,703, $26,951, $26,912 and $31,102, respectively.

EUGENE WELDING CO.

NOTES TO FINANCIAL STATEMENTS — (continued)

10. Product Sales

     Products sold to external customers were as follows for the three months ended March 31, 2004, and the years ended December 31, 2003, 2002, and 2001.

	Three Months Ended
	March 31,	Year Ended December 31,
	2004	2003	2002	2001
Manufactured by us:
Structural Steel Tubing	$4,916,144	$12,418,466	$10,385,834	$8,128,399
Mechanical Steel Tubing	304,877	628,043	518,280	38,424
Steel Storage Rack Systems	5,318,567	13,372,884	13,714,059	20,191,432

Total	$10,539,588	$26,419,393	$24,618,173	$28,358,255

Manufactured by others:
Mechanical Steel Tubing	$9,193	$22,278	$28,267	$28,120

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

     On April 6, 2004, the Company refinanced its credit facility with Comerica Bank, including a revolving credit facility for up to $6,000,000 secured by its accounts receivable, inventory and its equipment. The revolving credit facility was due on demand and was based on a borrowing base based on qualifying accounts receivable and inventories.

     In August 2004, the Company refinanced its credit facility with Standard Federal Bank, N.A., including a revolving credit facility for up to $7,000,000, which was increased to $9,000,000 in December 2004, subject to a borrowing base based on eligible inventory and receivables , originally maturing August 31, 2007, a $1,394,000 term loan. The term loan is payable in equal monthly installments of principal based on a five year amortization ending August 1, 2009, but matures August 31, 2007 if the revolving credit facility is not renewed. The

EUGENE WELDING CO.

NOTES TO FINANCIAL STATEMENTS — (continued)

loans are secured by all of EWCO’s personal property and are guaranteed by Tarpon. The principal amount outstanding bears interest, payable monthly, at the bank’s prime rate, plus, until completion of our initial public offering, 0.375% (at a total of 5.63% as of December 31, 2004). The loan agreement requires EWCO to maintain a minimum debt service coverage ratio and minimum tangible net worth. It also generally prohibits dividends and limits EWCO’s ability to make capital expenditures. EWCO paid a 1% closing fee and must pay a 0.25% unused line of credit fee. EWCO is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity. As of December 31, 2004, $6,711,387 was outstanding under the revolving credit facility, approximately $1,348,000 was outstanding under the term loan, and approximately $1,375,000 was available for borrowing under the revolving credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Tarpon Industries, Inc.

We have audited the accompanying balance sheets of the Haines Road operating location of Bolton Steel Tube, Co., Ltd. (a Canadian corporation) as of December 31, 2003 and 2004, and the related statements of operations and location equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Haines Road operating location of Bolton Steel Tube Co., Ltd. As of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Southfield, Michigan
April, 29, 2005

HAINES ROAD OPERATING LOCATION of BOLTON STEEL TUBE CO., LTD.

BALANCE SHEETS OF SELECTED OPERATING LOCATION

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Intra-company receivable	$3,305,700	$1,724,055
Inventories	2,565,677	1,846,772
Refundable Income Taxes	—	175,166
Prepaid Expenses	297,538	55,780

Total current assets	6,168,915	3,801,773
Property, Plant and equipment – Net	7,352,912	7,525,574

TOTAL ASSETS	$13,521,827	$11,327,347

LIABILITIES AND LOCATION EQUITY
CURRENT LIABILITIES:
Accrued expenses	$131,160	$126,149
Income taxes payable	456,901	—

Total current liabilities	588,061	126,149

COMMITMENTS AND CONTINGENCIES

DEFERRED INCOME TAXES:	798,064	732,713

LOCATION EQUITY:
Location Equity	9,724,815	8,961,481
Other comprehensive income	2,410,887	1,507,004

Total location equity	12,135,702	10,468,485

TOTAL LIABILITIES AND LOCATION EQUITY	$13,521,827	$11,327,347

The accompanying notes are an integral part of these financial statements

HAINES ROAD OPERATING LOCATION of BOLTON STEEL TUBE CO., LTD.

STATEMENTS OF OPERATIONS AND LOCATION EQUITY OF SELECTED OPERATING LOCATION

	Year ended December 31
	2004	2003	2002

REVENUES:
Sales (net)	$15,396,719	$11,171,847	$13,265,602

COST OF GOODS SOLD:
Materials	10,222,673	7,429,919	7,871,380
Direct labor	890,985	835,069	1,124,410
Manufacturing overhead	1,370,240	1,408,718	1,352,175

Total cost of goods sold	12,483,898	9,673,706	10,347,965

GROSS PROFIT	2,912,821	1,498,141	2,917,637

OTHER OPERATING EXPENSES:
Selling, general and administrative expenses	1,123,914	917,213	814,839
Depreciation and amortization	30,403	30,557	26,318

Total operating expenses	1,154,317	947,770	841,157

OPERATING INCOME	1,758,504	550,371	2,076,480

OTHER INCOME (EXPENSE):
Feasibility expense	—	100,891	20,211
Interest expense	593,679	577,026	511,576
Deferred financing expense	—	35,138	46,136

Total other income (expense)	593,679	713,055	577,923
INCOME (LOSS) BEFORE INCOME TAXES:	1,164,825	(162,684)	1,498,557

PROVISION FOR INCOME TAXES:
Income tax expense / (benefit)	391,230	(158,992)	248,028
Deferred income taxes	10,261	112,626	243,159

Provision for income taxes / (benefit)	401,491	(46,366)	491,187

NET INCOME (LOSS):	$763,334	$(116,318)	$1,007,370

LOCATION EQUITY – beginning	8,961,481	9,077,799	8,070,429

LOCATION EQUITY – closing	$9,724,815	$8,961,481	$9,077,799

The accompanying notes are an integral part of these financial statements

HAINES ROAD OPERATING LOCATION of BOLTON STEEL TUBE CO., LTD.

STATEMENT OF CASH FLOWS

	Year ended December 31
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$763,334	$(116,318)	$1,007,370
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	748,268	686,588	543,246
Deferred income taxes	10,261	112,626	243,159
Changes in assets and liabilities:
Inventory (increase) decrease	(498,416)	2,315,777	(7,757)
Prepaid expenses (increase) decrease	(203,743)	50,868	1,205
Accrued expenses increase (decrease)	(3,766)	13,209	(47,613)
Refundable income taxes increase (decrease)	553,196	(406,509)	(59,688)

Net cash provided by operations	$1,369,134	$2,656,241	$1,679,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase (disposal) of property and equipment	(120,115)	(281,171)	(684,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Intra-company loans (net)	(1,249,019)	(2,375,070)	(995,033)

Net cash provided by (used in) financing activities	(1,249,019)	(2,375,070)	(995,033)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—	$—

The accompanying notes are an integral part of these financial statements

HAINES ROAD OPERATING LOCATION of BOLTON STEEL TUBE CO., LTD.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Operations

     Haines Road was an operating location of Bolton Steel Tube Co., Ltd. (“Bolton”), an Ontario corporation incorporated in 1981 and amalgamated in 1996. Bolton manufactured and sold structural and mechanical steel tubing. Bolton had two operating locations, Bolton and Haines Road. The Haines Road operating location is a manufacturing facility in Mississauga (near Toronto), Ontario, Canada. The principal product manufactured at Haines Road is structural and mechanical steel tubing, which is used as a component for products in fencing, automotive and greenhouse markets.

     Tarpon Industries, Inc. (“Tarpon”) purchased substantially all of the assets through its wholly-owned subsidiary Steelbank Inc (“Steelbank”), except for the real estate, pursuant to terms described below (note: 8), of the Haines Road operating location in February 2005. Bolton will continue to conduct business at its other remaining operating location, Bolton, and accordingly, “carve out” financial statements are appropriate for the Haines Road operating location under the circumstances.

2.	Basis of Presentation

     The Haines Road operating location’s financial statements are presented in US dollars.

     The accompanying financial presentation is limited to presenting the financial statements of the Haines Road operating location of Bolton Steel Tube Co., Ltd.

     Full financial statements of the Haines Road operating location do not exist and are not readily and practically available, because Bolton has not historically maintained separate records of all assets, liabilities and expenses related to Haines Road. However, Bolton’s financial information does provide certain details about the Haines Road operation location’s prepaid expenses, inventory, property, plant, and equipment and accrued expenses. Accordingly, it is impractical to present full financial statements of the Haines Road operating location, because the preparation of such would require subjective and arbitrary allocations of cash, accounts receivable, debt and accounts payable, which have not historically been separated by operating location by Bolton.

     The accompanying Balance Sheets of Selected Operating Location as at December 31, 2004 and 2003, Statements of Operations and Location Equity of Selected Operating Location and Statements of Cash Flows of Selected Operating Location for the years ended December 31, 2004, 2003 and 2002, are provided.

HAINES ROAD OPERATING LOCATION of BOLTON STEEL TUBE CO., LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

3.	Summary of Significant Accounting Policies

Cash

     Cash balances are not included in the Haines Road operating location Balance Sheets of Selected Operating Location, because Bolton has historically managed its cash function centrally, and any allocation to the Haines Road operating location would be subjective and may not accurately reflect historical financial condition. Cash is not included in the Haines Road operating location assets purchased by Tarpon. The Haines Road operating location Balance Sheets of Selected Operating Location includes an intra-company account that shows the cumulative increase or decrease in cash and cash equivalents since January 1, 2002, so that the accompanying Statements of Cash Flows show no change from a zero cash balance each year.

     Bolton’s aggregate cash and cash equivalents balances were as follows:

	December 31,
	2004	2003
	(unaudited)	(unaudited)

Cash and cash equivalents	$2,409	$1,277

     Cash and cash equivalents include cash on hand and balances with banks.

Accounts Receivable

     Accounts receivable are not included in the Haines Road operating location Balance Sheets of Selected Operating Location. Although Bolton has tracked sales information by location, it has not managed accounts receivable separately by location and it has customers that are common to both of its locations. The determination of accounts receivable balances for the Haines Road operating location would require detailed analysis of individual customer accounts for three years which would be impracticable. In addition, Bolton has not operated its cash function by location, making the application of cash receipts that are not identified by location arbitrary in nature. Accounts receivable are not included in the Haines Road operating location assets being purchased by Tarpon.

     Bolton’s aggregate accounts receivable balances and allowance for doubtful accounts were as follows:

	December 31,
	2004	2003
	(unaudited)	(unaudited)

Accounts receivable	$3,604,220	$4,074,196
Less: Net Allowance for doubtful accounts	(151,115)	(101,501)

Net accounts receivable	$3,453,105	$3,972,695

Prepaid Expenses

     All prepaid expenses such as property taxes, consumable supplies, equipment rental and insurance are location specific in Bolton’s financial information and are included in the Haines Road operating location

HAINES ROAD OPERATING LOCATION of BOLTON STEEL TUBE CO., LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

Balance Sheets of Selected Operating Location as appropriate. Prepaid expenses are included in the Haines Road operating location assets purchased by Tarpon.

Inventories

     Inventory is included in the Haines Road operating location Balance Sheets of Selected Operating Location. Bolton has historically maintained a detailed inventory listing by operating location, related to the specific and distinct products manufactured at each of its Haines Road and Bolton operating locations. Bolton identified inventory specific to the Haines Road operating location, and any items which could not be specifically allocated to a location, such as steel coils, were immaterial in total and allocated on the basis of the relative total other inventory at the respective Haines Road and Bolton operating locations. Inventory is included in the Haines Road operating location assets purchased by Tarpon.

     Inventories are valued at the lower of cost or market value. Cost includes material, labor and manufacturing overhead. Cost is determined on a first-in, first-out basis. Major classes of Haines Road operating location inventory consist of the following:

	December 31,
	2004	2003
Raw materials	$820,786	$612,645
Work in progress	832,404	560,936
Finished goods	912,487	673,191

Total	$2,565,677	$1,846,772

Property, plant, and equipment

     Property, plant and equipment is included in the Haines Road operating location Balance Sheets of Selected Operating Location. Bolton has historically maintained in its financial information separate records for the property, plant and equipment at the Haines Road operating location. Property, plant and equipment is included in the assets of the Haines Road operating location purchased by Tarpon.

The principal categories of property, plant and equipment are as follows:

	December 31,
	2004	2003
Machinery and equipment	$9,101,372	$8,345,651
Furniture and fixtures	71,069	66,138
Building / Leasehold improvements	2,809,052	2,608,159
Land	964,960	898,018

Total	12,946,453	11,917,966
Less accumulated depreciation and amortization	5,593,541	4,392,392

Net property, plant and equipment	$7,352,912	$7,525,574

HAINES ROAD OPERATING LOCATION of BOLTON STEEL TUBE CO., LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

Depreciation expense is calculated on the straight-line method, except for depreciation of vehicles, generally over the following useful lives:

Machinery and equipment	10 years
Furniture and fixtures	10 years
Vehicles	30% declining balance
Leasehold improvements	5 years or life of lease
Building	20 years

Expenditures for repairs and maintenance are charged to operations and major betterments are capitalized.

Accounts Payable

     Accounts payable are not included in the Haines Road operating location Balance Sheets of Selected Operating Location. Bolton has not historically managed accounts payable separately by location and has vendors that are common to both locations. The determination of accounts payable balances for the Haines Road location would require detailed analysis of individual customer accounts for the three years which would be impracticable, and the arbitrary allocation of balances and payments not recorded for a specific location or before it has been used to produce a specific product. In addition, Bolton has not operated its cash function by location, making the application of the cash payments that are not allocated by location arbitrary in nature. Accounts payable were not assumed by Tarpon in the Haines Road operating location assets purchased by Tarpon.

     Bolton’s aggregate accounts payable balances were as follows:

	December 31,
	2004	2003
	(unaudited)	(unaudited)

Accounts payable	$6,138,132	$2,590,245

Accrued Liabilities

     All accrued liabilities, such as accrued wages, workers compensation, vacation accrual and union dues, are location specific in Bolton’s financial information and are included in the Haines Road operating location Balance Sheets of Selected Operating Location. Accrued liabilities were not assumed by Tarpon in the Haines Road operating location assets purchased by Tarpon.

HAINES ROAD OPERATING LOCATION of BOLTON STEEL TUBE CO., LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

Long Term Debt

     Long-term debt is not included in the Haines Road operating location Balance Sheets of Selected Operating Location. Bolton has historically managed its treasury function centrally, and any allocation of debt to a location would be arbitrary and may not accurately reflect historical results. Such an allocation also would not reflect future results, as debt is not being assumed by Tarpon in the Haines Road operating location assets being purchased by Tarpon. The Haines Road operating location Balance Sheets of Selected Operating Location includes an intra-company account, however, which shows the cumulative increase or decrease in cash and cash equivalents since January 1, 2002, so that the Cash Flows Statements shows no change from a zero cash balance each year.

     Bolton’s aggregate long term debt balances were as follows:

	December 31,
	2004	2003
	(unaudited)	(unaudited)

Current	$1,120,241	$811,292
Long- term	4,399,116	3,965,666

Total	$5,519,357	$4,776,958

Foreign Currency Translation

     Assets and liabilities have been translated at exchange rates in effect at the balance sheet date. Income and expenses are translated at average exchange rates during the period. Exchange gains or losses resulting from translation are reflected in other comprehensive income.

Revenue Recognition

     Bolton maintains in its financial information detailed sales records concerning the distinct products manufactured at the Haines Road operating location and accordingly, is able to identify the relevant sales for each period. For sales of products, services and scrap, revenue is recognized at the time the product is shipped to customers.

Scrap sales are recognized as a reduction in cost of goods sold.

Cost of Goods Sold

     Bolton’s materials costs have not historically been maintained on a location-specific basis. However Bolton is able to establish materials costs for known product sales based on detailed materials purchase invoices and accordingly can identify materials costs allocable to the Haines Road operating location. Utility expenses have historically been billed specifically to Haines Road and are identifiable. Separate records have been maintained for direct and indirect labor costs and the associated employee benefits at the Haines Road operating location, as well as for packaging expenses.

Delivery

     Delivery expenses for delivery of finished products have not been maintained by Bolton on a location basis. Bolton has allocated freight expenses to the Haines Road operating location using a ratio of location sales to total sales.

HAINES ROAD OPERATING LOCATION of BOLTON STEEL TUBE CO., LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

Rent

     Rent expense on equipment is specifically identifiable for the Haines Road operating location.

Depreciation

     As separate fixed asset records have been maintained at the Haines Road operating location, depreciation expense is specifically identifiable.

Selling Expense

     Bolton’s selling expenses have not historically been accounted for on a location-specific basis. Bolton has allocated total selling expenses, including advertising, sales salaries and commissions, travel and entertainment costs to the Haines Road operating location, using a ratio of location sales to total sales.

Administration Expense

     Bolton’s administrative expenses have not historically been accounted for on a location-specific basis. The most significant element of administrative expenses is the allocation of executive payroll expense, which has been allocated, based on an estimate of time incurred on the Haines Road operations by members of the executive management of Bolton, and the related benefit expense, which has been allocated based on the allocated executive payroll expense. Depreciation, repairs and maintenance, real estate and business taxes and some consulting and legal fees are location specific. Bad debt expense and supplies have been allocated using a ratio of location sales to total sales. The remaining administrative expenses, such as capital taxes, directors and officers and other insurance, telephone expenses and general audit, legal and consulting fees have been split evenly between Bolton’s two operating locations.

Interest Expense and Finance Cost

     Interest expense and financing costs have not historically been accounted for by Bolton on a location-specific basis. Bolton’s line of credit interest expense has been allocated using a ratio of the Haines Road operating location’s sales to total sales. Portions of Bolton’s long-term debt were used to purchase specific assets, and interest expense related to that indebtedness has been allocated on the basis of initial advances based upon relative appraised values of the assets.

HAINES ROAD OPERATING LOCATION of BOLTON STEEL TUBE CO., LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

Income Taxes

     The Haines Road operating location has included a provision for Canadian federal and provincial taxes based on a separate return method at statutory rates. Deferred income taxes are provided for timing differences between financial statement income and tax return income under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires deferred income taxes to be computed on the asset and liability method and deferred tax assets are recognized only when realization is certain. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. The principal timing difference arises from the use of accelerated depreciation for tax purposes.

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

Reclassifications

     Certain amounts from prior periods have been reclassified to conform to the current presentation.

HAINES ROAD OPERATING LOCATION of BOLTON STEEL TUBE CO., LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

4.	Intra-Company Debt / Receivable

     Bolton maintains a pooled cash account for both of its operating locations. All cash transactions and any non-cash transactions are recorded through the intra-company account. At the Balance Sheet of Selected Operating Location date, the balance of the intra-company account represents non-interest bearing advances. In addition, Bolton has obtained a line of credit from a bank, which is not allocated to the Haines Road operating location. The intra-company receivable on the balance sheet represents the excess or deficiency in cash flows from the Haines Road operating location. Shown below is the outstanding balance and terms on the bank line of credit for Bolton as a company. Although not specifically allocated by location, the cash flow from these loans may have been utilized to fund the operations of the Haines Road operating location.

     Bolton had an operating line of credit of $15,000,000 (Canadian) available at an interest rate of prime plus 0.75% for the year ended December 31, 2003. In March 2004, the operating line of credit available was reduced to $10,000,000 (Canadian) at an interest rate of prime plus 0.75%.

     The following are the amounts used of the line of credit available and used by Bolton at the period end date:

	December 31,
	2004	2003
	(unaudited)	(unaudited)
Available	$8,303,000	$11,590,500

Used	$5,975,115	$5,250,589

As security for the line of credit, Bolton has provided a first priority security interest in all existing and future property, including receivables, inventories, equipment, contract rights and general intangibles, as well as a first charge mortgage on land and buildings. In addition, personal guarantees are provided by the shareholders of Bolton.

5.	Income Taxes

     A reconciliation of actual federal income tax expense to the expected amounts computed by applying the statutory tax rate percent to earnings before income taxes is as follows:

	December 31,
	2004	2003	2002

Net income (loss) before income taxes	$1,164,825	$(162,684)	$1,498,557
Federal and provincial statutory rate	34%	34%	34%
Tax computed at federal statutory rate	396,041	(55,313)	509,509
Increase or decrease in taxes from:
Other (net)	5,450	8,947	(18,322)

Reported income tax	$401,491	$(46,366)	$491,187

Deferred tax liabilities consist of the following:

	December 31,
	2004	2003

Property and Equipment	$798,064	$732,599

HAINES ROAD OPERATING LOCATION of BOLTON STEEL TUBE CO., LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

6.	Related party transactions

     The Haines Road operating location performed slitting services at no charge to Bolton’s Bolton operating location, and vice versa. The net value of services performed by the Haines Road operating location over services received from Bolton’s Bolton operating location was treated as a reduction of the Haines Road operating location’s direct labour cost in the accompanying Statements of Operations and Location Equity, as follows:

	December 31,
	2004	2003	2002

Reductions in direct labour	$117,658	$49,106	$38,074

     The Haines Road operating location also performed slitting services for Excess Steel, Inc. (“ESI”), a company owned by the daughter of one of Bolton’s owners. Revenue from these services is recognized when the slit coil is shipped to ESI, and generally equals Haines Road’s direct cost of providing this service. Revenues from ESI were as follows:

	December 31,
	2004	2003	2002

Reductions in direct labour ESI	$—	$19,297	$38,167

7.	Commitments and Contingencies

     The Haines Road operating location has operating leases for equipment and vehicles expiring at various dates to 2006. The following are the minimum lease payments under non-cancelable leases at December 31, 2004:

Year Ended December 31,
2005	$11,040
2006	$5,325

Total	$16,365

HAINES ROAD OPERATING LOCATION of BOLTON STEEL TUBE CO., LTD.
NOTES TO FINANCIAL STATEMENTS (continued)

8.	Sale to Tarpon Industries

     In February 2005, substantially all of the assets, other than the real estate of the Haines Road Operating Location of Bolton Steel Tube Co., Ltd., were purchased by Steelbank, Inc., a subsidiary of Tarpon Industries, Inc.

PRO FORMA FINANCIAL STATEMENTS

     The following unaudited pro forma financial data should be read in conjunction with the historical financial statements of Tarpon, EWCO and Haines Road, including the notes to those statements, appearing elsewhere in this report. The unaudited pro forma combined information is presented for illustrative purposes only and is not necessarily indicative of the results of operations or financial position that would have occurred if the transactions had actually been completed at the dates indicated, nor is it necessarily indicative of future results of operations or financial position of the combined company.

     The unaudited pro forma combined balance sheet has been prepared to reflect the acquisition by Tarpon of Haines Road as if the acquisition had occurred as of December 31, 2004.

     The unaudited pro forma combined statement of operations for the year ended December 31, 2004 has been prepared to reflect the acquisitions of EWCO and Haines Road as if those acquisitions had occurred at January 1, 2004, by combining the separate historical statements of operations of Tarpon and Haines Road for the year ended December 31, 2004 and of EWCO for the three months ended March 31, 2004, as EWCO’s results of operations were not included in Tarpon’s financial statements until April 1, 2004. The pro forma combined statement of operations excludes financial information relating to Steelbank prior to the date of acquisition.

     These pro forma combined statements are also adjusted to reflect (a) our issuance of the promissory notes issued in the 2004 note financing and the related warrants to purchase 565,000 common shares, with an estimated value of approximately $652,000, as if they were issued at the same time as the acquisitions and any related remaining deferred interest expense were expensed, (b) our sale of the 3,277,500 common shares offered by us in our initial public offering at the public offering price of $5.00 per share as if it had occurred at the same time as the acquisitions and we had used the estimated net proceeds to pay promissory notes and cash due in connection with the acquisitions of EWCO, Haines Road and Steelbank and to pay our 2004 note financing, (c) $5,318,363 in mortgage, equipment and revolving credit financing, although we currently have no commitment for the mortgage financing, and the use of the proceeds of that financing to pay a portion of the Haines Road purchase price, and (d) our issuance of (1) 70,262 common shares isssued in February 2005 to purchasers of our common shares in December 2002 to October 2003 to reduce their effective purchase price to approximately $3.70 a share, (2) 60,636 common shares as part of Steelbank’s purchase price, and (3) 2,000 common shares to one of our directors for past services. For a discussion of the adjustments made in presenting such pro forma financial data, see the accompanying Notes to Pro Forma Financial Statements included in this report.

     In February 2005, Steelbank consummated the acquisition of substantially all of the assets, other than the real estate, of Haines Road from Bolton Steel Tube Co., Ltd. pursuant to an Asset Purchase Agreement originally entered into in July 2004, as amended. The purchase price was approximately $10,008,000 U.S. dollars, consisting of (1) approximately $290,000 in deposits paid before closing, (2) approximately $7,402,000, including an estimated $526,000 in closing adjustments, paid in cash at the closing of the acquisition, (3) approximately $979,000 secured, subordinated promissory note, payable 15 months after closing or by offset against amounts owed for purchases by Bolton from Haines Road after closing, (4) approximately $1,005,000 for purchased inventory, payable within 45 days after the closing of the acquisition, (5) $200,000 success fee in connection with the transaction, payable to Bainbridge Advisors over 24 months, and (6) approximately $131,400 in expenses related to the transaction. Steelbank funded a portion of the purchase price with proceeds of loans described below.

     Pursuant to a Guarantee between Tarpon and Bolton, Tarpon guaranteed Steelbank’s obligations under the secured subordinated promissory note executed by Steelbank in favor of Bolton. As part of the transaction, we have agreed not to compete with Bolton with respect to hot-dipped galvanized products for a period of six months after closing.

     Steelbank has also agreed to acquire the Haines Road real estate for an estimated aggregate of $4,651,000 U.S. dollars, consisting of (1) approximately $3,427,000 for the cash portion of the purchase price of the Haines Road real estate, with approximately $163,000 paid as a deposit and the balance payable within 90 days after the closing of the acquisition, and (2) approximately $1,224,000 secured promissory note, payable 15 months after real estate closing date or, if the fair value of the purchased real estate less the loans secured by the purchased real estate is not at least $408,000 or if the first mortgage on the purchased real estate exceeds $3,019,000, payable on the real estate closing date. Steelbank expects to seek $3,019,000 in mortgage financing, although it currently has no commitment for the mortgage financing. Steelbank has also agreed to lease the Haines Road real estate during the period between the acquisition closing date and the real estate closing date at a monthly rent of approximately $62,300.

     If we are unable to obtain the assumed mortgage financing for the Haines Road real estate, we would not be able to acquire the land or building described in Note A of the notes to the pro forma financial statements. We would not pay the portions of the purchase price or incur the indebtedness describe in Notes C and D of the notes to pro forma financial statements, and our Haines Road business might have to discontinue its operations for a significant time while it relocates or be subject to onerous lease terms, if a lease is even available, and we would be liable for breaching our purchase agreement. See “Risk Factors” in Item 1 of this report.

     See “Business – Operations” in Item 1 of this Report for a description of our acquisitions of EWCO Steelbank and Haines Road. The acquisitions of EWCO and Steelbank have been accounted for, and the acquisition of Haines Road will be accounted for, using the purchase method of accounting and, accordingly, their assets, liabilities and results of their results of operations will be included in Tarpon’s consolidated financial statements after the acquisition date. The unaudited pro forma combined financial statements include adjustments, which are based on preliminary estimates, to reflect the allocation of the purchase price to the acquired assets and assumed liabilities of Haines Road. The preliminary purchase price allocation is subject to revision as more detailed analysis is completed and additional information on fair values of assets and liabilities becomes available. Any change in fair value of the new assets will change the amount of the purchase price allocable to goodwill. The pro forma adjustments related to the purchase price allocation of the acquisition represent management’s best estimate of the effect of this transaction. The final purchase accounting adjustments, however, may differ materially from the pro forma adjustments.

PRO FORMA TARPON INDUSTRIES INC.

PRO FORMA BALANCE SHEET
Pro Forma as of December 31, 2004 (unaudited)

	Tarpon
	Industries,	Offering				Haines Road
	Inc.	Adjustments	Ref.	Sub-Total	Haines Road	Adjustments	Ref.	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$257,786	$10,681,858	1-4,6,9	$10,939,644	$—	$(6,624,245)	A-C,E,F	$4,315,399
Intra-company receivable	—	—		—	3,305,700	(3,305,700)	A	—
Accounts receivable	8,327,708	—		8,327,708	—	—	G	8,327,708
Inventories	7,604,384	—		7,604,384	2,565,677	(1,560,431)	A	8,609,630
Prepaid expenses/financing costs	569,040	—		569,040	297,538	145,427	A	1,012,005
Prepaid IPO expenses	2,076,468	(2,076,468)	2	—	—	—		—
Deposits	265,116	—		265,116	—	(265,116)	B	—
Income taxes receivable	52,552	—		52,552	—	—		52,552
Deferred tax asset	—	—		—	—	—	A	—
Capitalized acquisition costs	131,428	—		131,428		(131,428)		—

Total current assets	19,284,482	8,605,390		27,889,872	6,168,915	(11,741,493)		22,317,294

PROPERTY, PLANT AND EQUIPMENT:
Machinery and equipment	394,554	—		394,554	9,101,372	(4,024,423)	A	5,471,503
Building and leasehold improvements	211,622	—		211,622	2,809,052	(464,652)	A	2,556,022
Computer equipment	32,710	—		32,710	—	—		32,710
Transportation equipment	24,500	—		24,500	—	33,514	A	58,014
Furniture and fixtures	77,090	—		77,090	71,069	(28,113)	A	120,046
Land	—	—		—	964,960	1,537,813	A	2,502,773

Total	740,476	—		740,476	12,946,453	(2,945,861)		10,741,068

Less accumulated depreciation and amortization	(105,425)	—		(105,425)	(5,593,541)	5,593,541	A	(105,425)

Net property and equipment	635,051	—		635,051	7,352,912	2,647,680		10,635,643

OTHER ASSETS:
Deferred financing costs	71,812	—		71,812	—	—		71,812
Goodwill	1,279,810	—		1,279,810	2,009,759	—	A	3,289,569
Intangibles, net of accumulated amortization	436,638	—		436,638	1,200,000	—		1,636,638

Total other assets	1,788,260	—		1,788,260	3,209,759			4,998,019

TOTAL ASSETS	$21,707,793	$8,605,390		$30,313,183	$16,731,586	$(9,093,813)		$37,950,956

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable – bank	$6,711,387	$—		$6,711,387	$—	$502,623	F	$7,214,010
Notes payable – other	2,606,319	(1,123,025)	3,9	1,483,294	—	979,080	B	2,462,374
Accounts payable – trade	8,345,395	(10,000)	10	8,335,395	—		G	8,335,395
2004 note financing loan payable	2,150,000	(2,150,000)	6
Accrued expenses	781,222	(170,335)	4,6,9	610,887	131,160	(131,160)	A	610,887
Income taxes payable	135,712	—		135,712	456,901	(456,901)	A	135,712
Success fees	233,333	100,000	7	333,333	—	100,000	A	433,333
Current maturities on long-term debt	405,107	—		405,107	—	334,579	C,E	739,686

Total current liabilities	21,368,475	(3,353,360)		18,015,115	588,061	1,328,221		19,931,397

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	1,314,218	—		1,314,218	—	5,621,491	C,E	6,935,709
Long-term accrued liabilities	64,286	—		64,286	—	—		64,286
Long-term success fee, less current maturities	—	(100,000)	7	(100,000)	—	100,000	A	—
Deferred tax liability	—	—		—	798,064	(798,064)	A	—

Total non-current liabilities	1,378,504	(100,000)		1,278,504	798,064	4,923,427		6,999,995
SHAREHOLDERS’ EQUITY:
Common shares	1,479,369	12,058,750	1,2,10	13,538,119	—	—		13,538,119
Additional paid-in capital	—			—	—	—		—
Warrants	651,583	423,913	5	1,075,496	—	—		1,075,496
Retained earnings	(3,411,380)	(423,913)	5	(3,835,293)	12,934,573	(12,934,573)	A	(3,835,293)
Accumulated deficit Foreign currency translation	241,242	—		241,242	2,410,888	(2,410,888)	A	241,242

Total shareholders’ equity (deficit)	(1,039,186)	12,058,750		11,019,564	15,345,461	(15,345,461)		11,019,564

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$21,707,793	$8,605,390		$30,313,183	$16,731,586	$(9,093,813)		$37,950,956

The accompanying notes are an integral part of these financial statements

PRO FORMA TARPON INDUSTRIES INC.

PRO FORMA STATEMENT OF OPERATIONS

				Pro Forma For the Year Ended December 31, 2004 (unaudited)
		Pre-acq.	EWCO		Sub-	Offering		Sub-		Haines
	Tarpon	EWCO	Adjust	Ref.	Total	Adjust	Ref.	Total	Haines	Adjust	Ref.	Total
					(unaudited)
NET REVENUES	$37,621,629	$10,548,781	$0		$48,170,410	$0		$48,170,410	$15,396,719	$(365,306)	G	$63,201,823
COST OF SALES	33,872,110	9,137,008	0		43,009,118	0		43,009,118	12,483,898	(360,789)	A,G	55,132,227

Gross profit	3,749,519	1,411,773	0		5,161,292	0		5,161,292	2,912,821	(4,517)		8,069,596

OPERATING EXPENSES:
Selling, general and administrative expenses	3,976,435	814,027	0		4,790,462	423,913	5	5,214,375	1,123,914	0		6,338,289
Loss on disposal of property and equipment	11,392	0	0		11,392	0		11,392				11,392
Depreciation and amortization	140,989	35,445	13,000	II	189,434	0		189,434	30,403	74,713	A,J	294,550

Total operating expenses	4,128,816	849,472	13,000		4,991,288	423,913		5,415,201	1,154,317	74,713		6,644,231

OPERATING INCOME (LOSS) BEFORE OTHER INCOME/ (EXPENSE):	(379,297)	562,301	(13,000)		170,004	(423,913)		(253,909)	1,758,504	(79,230)		1,425,365

OTHER INCOME/(EXPENSE):
Miscellaneous income	(8,009)	(14,549)	0		(22,558)	0		(22,558)	0	0		(22,558)
Interest expense, net	(1,237,020)	(51,390)	0		(1,288,410)	849,499	4,6,8&9	(438,911)	(593,679)	64,330	B-F, I	(968,260)
Deferred financing costs	(447,681)	0	0		(447,681)	354,193	8	(93,488)	0	0		(93,488)
Foreign exchange	6,507	0	0		6,507	0		6,507	0	0		6,507

Total other income (expense)	(1,686,203)	(65,939)	0		(1,752,142)	1,203,692		(548,450)	(593,679)	64,330		(1,077,799)

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,065,500)	496,362	(13,000)		(1,582,138)	779,779		(802,359)	1,164,825	(14,900)		347,566
INCOME TAXES (RECOVERABLE)	(70,986)	116,013	(116,013)	I	(70,986)	0		(70,986)	401,491	(5,811)	H	324,694

NET INCOME (LOSS)	$(1,994,514)	$380,349	$103,013		$(1,511,152)	$779,779		$(731,373)	$763,334	$(9,089)		$22,872

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$(1.63)											$0

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,227,300											4,637,698

The accompanying notes are an integral part of these financial statements

PRO FORMA TARPON INDUSTRIES INC.

NOTES TO PRO FORMA FINANCIAL STATEMENTS

1.	Cash

The cash adjustments are as follows:

	Offering	See Note
Public Offering Cash	$16,387,500	1
Public Offering Expenses	(2,262,282)	2
Payment of Steelbank Note	(453,025)	3
Payment of Accrued Interest on Steelbank Note	(2,079)	4
Payment of 2004 Note Financing and Accrued Interest	(2,278,056)	6
Payment of EWCO Note and Accrued Interest	(710,200)	9

TOTAL OFFERING	$10,681,858

	Acquisition	See Note
Additional Equipment and Spare Parts Price	($574,356)	A
First Amending Agreement Expenses	(171,981)	A
Haines Road penalty for closing after 9/15/04	(187,948)	A
Haines Road Software Licenses	(20,398)	A
Cash Portion of Haines Road Purchase	(6,447,081)	B
Cash Portion of Haines Road Real Estate Purchase	(407,950)	C
Haines Road Inventory Purchase	(1,005,246)	A
Haines Road Equipment Financing	1,713,390	E
Haines Road Inventory Financing	502,623	F
Exchange Gain on Deposits	(25,298)	B

TOTAL ACQUISITION	($6,624,245)

2.	Prepaid/Deferred Expenses

The prepaid/deferred expense adjustments are as follows:

	Offering	See Note
Prepaid Offering Expenses	($2,076,468)	2

TOTAL OFFERING	($2,076,468)

3.	Notes Payable — Other

The notes payable – other adjustments are as follows:

	Offering	See Note
Steelbank Note Payment	($453,025)	3
EWCO Note Payment	(670,000)	9

TOTAL OFFERING	($1,123,025)

PRO FORMA TARPON INDUSTRIES INC.

4.	Accounts Payable – Trade

The accounts payable-trade adjustments are as follows:

	Offering	See Note
Payment for Consulting with Stock	($10,000)	10

5.	Bridge Loan Payable

The bridge loan payable adjustments are as follows:

	Offering	See Note
Payment of Bridge Loan	($2,150,000)	6

6.	Accrued Expenses

The accrued expenses adjustments are as follows:

	Offering	See Note
Steelbank Note Accrued Interest Payment	($2,079)	4
2004 Note Financing Accrued Interest Payment	(128,056)	6
EWCO Note Accrued Interest Payment	(40,200)	9

TOTAL OFFERING	($170,335)

7.	Current and Long-Term Success Fee

The current and long-term success fee adjustments are as follows:

	Offering	See Note
Reamortization of Bainbridge success fee to long-term	$100,000	7
Reamortization of Bainbridge success fee from current	(100,000)	7

TOTAL OFFERING	($--)

8.	Current Portion of Long-Term Debt

The current portion of long-term debt adjustments are as follows:

	Acquisition	See Note
Current Portion of Haines Road Mortgage	$25,218	C
Current Portion of Haines Road Equipment Loan	309,361	E

TOTAL ACQUISITION	$334,579

PRO FORMA TARPON INDUSTRIES INC.

9.	Long-Term Debt

The long-term debt adjustments are as follows:

	Acquisition	See Note
Haines Road Real Estate Note	$1,223,850	C
Haines Road Real Estate Mortgage – Long Term	2,993,612	C
Haines Road Equipment Loan – Long Term	1,404,029	E

TOTAL ACQUISITION	$5,621,491

10.	Common Shares

The common shares adjustments are as follows:

	Offering	See Note
Offering Proceeds	$16,387,500	1
Underwriting Discount and Offering Expenses	(4,338,750)	2
Payment for Consulting with Stock	10,000	10

TOTAL OFFERING	$12,058,750

11.	Retained Earnings

The retained earnings adjustments are as follows:

	Offering	See Note
Non-Employee Option Grants at Closing	($423,913)	5

	Acquisition	See Note
Remove Haines Road’s Retained Earnings	($12,934,573)	A

12.	Cost of Sales

The cost of sales adjustments are as follows:

	Acquisition	See Note
Remove Haines Road Actual Depreciation	($718,818)	A
Add Haines Road Fair Value Depreciation	809,267	A
Remove Cost of Inter-company Sales	(365,306)	G
Reserve Haines Road Inventory Purchase Accounting	(85,932)	K

TOTAL ACQUISITION	$(360,789)

PRO FORMA TARPON INDUSTRIES INC.

13.	Depreciation and Amortization

The depreciation and amortization adjustments are as follows:

	Acquisition	See Note
Remove Haines Road Actual Depreciation	$(30,403)	A
Add Haines Road Fair Value Depreciation	25,116	A
Add Intangible Asset Amortization	80,000	J

TOTAL ACQUISITION	$74,713

14.	Interest Expense

The interest expense adjustments are as follows:

	Offering	See Note
Remove Steelbank Short Note Interest	$29,660	4
Remove 2004 Note Financing Interest	128,056	6
Remove 2004 Note Financing Warrant Amortization	651,583	8
Remove EWCO Note Interest	40,200	9

TOTAL OFFERING	$849,499

	Acquisition	See Note
Haines Road Assets Seller Note Interest	$(79,709)	B
Haines Road Realty Seller Note Interest	(99,636)	C
Haines Road Realty Mortgage Interest	(244,841)	D
Haines Road Equipment Loan Interest	(80,032)	E
Haines Road Inventory Revolver Interest	(25,131)	F
Remove 2004 Interest Expense	593,679	I

TOTAL ACQUISITION	$64,330

OFFERING ADJUSTMENTS

1.	Public Offering Cash

     This adjustment reflects the sale by Tarpon of 3,277,500 common shares in its initial public offering at $5.00 a share and increases cash and common shares by $16,387,500.

PRO FORMA TARPON INDUSTRIES INC.

2.	Public Offering Expenses

     This adjustment reduces the proceeds of the initial public offering by the estimated underwriting commissions, discounts and expenses of approximately $1,638,750 and the estimated expenses of the offering of $2,700,000. The expenses of $4,338,750 are allocated $2,076,468 against prepaid offering expenses and $2,262,282 against cash.

3.	Steelbank Promissory Note Payment

     This adjustment assumes we pay the approximately $453,025 balance of the note issued in connection with our acquisition of Steelbank out of the proceeds of Tarpon’s initial public offering of its common shares.

4.	Steelbank Acquisition Debt Interest Payment

     This adjustment assumes payment of the interest accrued relating to the note (described in Note 3) issued in connection with our acquisition of Steelbank, because, as described in Note 3 we assume it is paid out of the proceeds of Tarpon’s initial public offering of its common shares.

     Interest accrued under this note is $2,079 and is removed from accrued expenses and cash for the December 31, 2004. Interest expense of $29,660 on this note is removed from the pro forma income statement as the note is assumed paid out of the offering proceeds at January 1 ,2004.

5.	Non-Employee Stock Option Grants

     This adjustment recognizes the expenses of options that have been granted to non-employees effective as of the closing of Tarpon’s initial public offering of common shares, consisting of ten-year, immediately exercisable options to purchase 140,000 common shares at 110% of our initial public offering price. As a result, retained earnings as of December 31, 2004 is reduced by $423,913 and additional paid in capital is increased by the same amount. Expense of $423,913 is added to the pro forma income statement.

6.	Payment of 2004 Note Financing With Offering Proceeds and Removal of Related Interest

     This adjustment assumes we repay our $2,150,000 in 2004 note financing notes and accrued interest with the proceeds of Tarpon’s initial public offering of its common shares, and removes the $128,056 in related accrued interest and interest expense on those notes. The notes bear interest at an annual rate of 8%, 15% after January 5, 2005.

PRO FORMA TARPON INDUSTRIES INC.

7.	Reamortization of Bainbridge Fees

     We owe Bainbridge a success fee of $200,000 in connection with the consummation of the acquisitions of EWCO, Steelbank, and Haines Road. The pro forma balance sheet has been adjusted to re-amortize the payments assumed to be outstanding at December 31, 2004 to reflect payment over 24 months, rather than 18 months, resulting in $300,000 of short-term obligation and $300,000 of long-term obligation.

8.	Warrant Amortization and Placement Agent Fee

     Interest amortization relating to warrants issued in connection with our 2004 note financing and amortization of the placement agent fee of $651,583 and $354,193, respectively, are removed from the income statement as the related notes are assumed paid as of January 1, 2004.

9.	Payment of EWCO Note With Offering Proceeds and Removal of Related Interest.

     This adjustment assumes we pay the balance of the $670,000 note issued in connection with our acquisition of EWCO, and the $40,200 of related accrued interest, out of the proceeds of Tarpon’s initial public offering of its common shares. Interest expense of $40,200 is removed from the income statement, assuming the note was paid January 1, 2004. The note bears interest at 8% and is payable at the closing of such offering, or nine months after issuance, if earlier.

10.	Payment for Consulting with Stock.

     This adjustment records the payment of an accrued expense for past consulting services payable at the closing of Tarpon’s initial public offering in common shares equal to $10,000 divided by our initial public offering price. As a result, accounts payable is reduced by $10,000 and common shares is increased by the same amount.

PRO FORMA TARPON INDUSTRIES INC.

EWCO ACQUISITION ADJUSTMENTS

I. EWCO Tax Provision

     This adjustment removes the tax provision of $116,013 for EWCO at December 31, 2004 due to a valuation allowance being fully provided against the tax benefit of tax losses generated.

II. EWCO Depreciation Adjustment

     The adjustment to revise EWCO’s depreciation based on the allocation of the purchase price to its assets is $13,000.

HAINES ROAD ACQUISITION ADJUSTMENTS

A.	Haines Road Acquisition

     This adjustment adjusts the Haines Road assets to the following fair values in connection with the purchase of Haines Road:

Asset	Original	Adjustment	Value
Intra-company receivable	$3,305,700	$(3,305,700)	$—
Building and leasehold improvements	2,809,052	(464,652)	2,344,400
Land	964,960	1,537,813	2,502,773
Equipment	9,101,372	(4,024,423)	5,076,949
Furniture and fixtures	71,069	(28,113)	42,956
Transportation equipment	—	33,514	33,514
Accumulated depreciation	(5,593,541)	5,593,541	—
Inventory	2,565,677	(1,560,431)	1,005,246
Prepaid expenses	297,538	145,427	442,965
Intangible assets	—	1,200,000	1,200,000
Accrued expenses	(131,160)	131,160	—
Income taxes payable	(456,901)	456,901	—
Deferred tax liability	(798,064)	798,064	—

Total	$12,135,702	$513,101	$12,648,803

     This adjustment assumes that we pay the following portions of the purchase price for Haines Road as follows:

Software licenses	$20,398	Accrued
Asset purchase price	$7,716,575	See Note B
Real estate purchase price	4,650,630	See Note C
Capitalized acquisition costs	131,428	Remove asset
Penalty for closing after 9/15/04 ($40,870/month)	187,948	Cash
Additional equipment and spare parts price	574,356	Cash
First amending agreement expenses	171,981	Cash
Inventory price	1,005,246	Cash
Success fee	200,000	Accrued

Total	$14,658,562

     Goodwill is calculated and recorded as follows:

Fair value of assets	$(12,648,803)
Purchase price	14,658,562

Goodwill	$2.009,759

     The above allocations of the purchase price are subject to change as a result of changes in the purchase price, changes in the assets acquired at closing, identification of identifiable intangible assets, and further information concerning the fair values of assets acquired and liabilities assumed. Such changes could material affect the balance sheet classifications of the assets acquired and the amount of the purchase price remaining to be allocated to goodwill, after allocation to the fair value of assets acquired and liabilities assumed.

     This adjustment also removes Haines Road’s retained earnings and removes Haines Road’s foreign currency translation adjustment at December 31, 2004 in the following amounts:

Retained earnings	12,934,573
Foreign currency translation adjustment	2,410,888

     A Phase I and II environmental report prepared in June 2003 for the Haines Road facility in Mississauga, Ontario did not identify any material noncompliance with applicable environmental legislation and guidelines, except that it recommended that the facility determine whether it is required to obtain from the appropriate regulatory agencies a certificate of approval for its baghouse operation. The report also identified an area of petroleum hydrocarbon soil contamination near a disconnected electrical transformer on the Haines Road property.

     A Phase I update for the Haines Road facility was performed in December 2004. The report reconfirmed the prior reports’ conclusions regarding the need to determine whether a certificate of approval is necessary for the baghouse operation. We expect to determine the necessity of these approvals and, if the approvals are required, to file the necessary applications after the closing of our acquisition of Haines Road. The December 2004 Phase I update also reconfirmed the prior reports’ observations regarding an area of petroleum hydrocarbon soil contamination near a disconnected electrical transformer on the Haines Road property and also identified an additional, similar staining around an above-ground fuel storage tank. We expect to perform additional testing on these areas after the closing of our acquisition of Haines Road.

     The adjustments also remove depreciation recorded in Haines Road’s financial statements and substitutes depreciation based on the fair value of the assets as of December 31, 2004:

Original depreciation	$749,221
Amount included in SG&A	30,403

Amount included in cost of goods sold	$718,818

Revised building depreciation	$70,838
Revised equipment depreciation	738,429

Total	$809,267

Revised furniture and fixture depreciation	$25,116

B.	Haines Road Asset Purchase Price

     This adjustment assumes that we pay approximately $6,447,081 of the Haines Road purchase price out of the proceeds of Tarpon’s initial public offering of common shares, except for the portion financed, as described in Note E, that we incur approximately $979,080 in additional indebtedness to acquire Haines Road and that we use $290,414 of deposits paid before December 31, 2004 to pay the purchase price.

Cash	$6,447,081
Short-term note	979,080
Exchange gain on deposits	25,298
Deposits	265,116

$7,716,575

The note is payable 15 months after closing or by offset against amounts owed for purchases by Bolton from Haines Road after closing and bears interest at 8% a year. We have assumed that the note will be paid by offset ratably over the 12 months after closing. Interest under this note of $79,709 is recorded.

C.	Haines Road Real Estate Purchase Price

     This adjustment assumes that we pay approximately $407,950 of the Haines Road purchase price out of the proceeds of Tarpon’s initial public offering of common shares, that we incur approximately $1,223,850 in additional indebtedness to acquire the Haines Road real estate, and that we obtain the mortgage described in Note D.

Cash	$407,950
Long-term note	1,223,850
Mortgage – long-term	2,993,612
Mortgage – short-term	25,218

$4,650,630

     The long-term note is payable 15 months after closing and bears interest at 8% a year. Interest under this note of $99,636 is recorded.

D.	Haines Road Real Estate Mortgage Interest

     This adjustment assumes we obtain approximately $3,018,830 in mortgage financing to pay a portion of the purchase price for the Haines Road real estate, although we currently have no commitment for the mortgage financing. We assume the financing will require equal monthly payments of principal and interest over a 30-year term and bear interest at 8% a year, making $25,218 of such financing short term. Interest under this note of $244,841 is recorded.

E.	Haines Road Equipment Loan

     This adjustment assumes we obtain approximately $1,713,390 in equipment financing to pay a portion of the cash purchase price payable for Haines Road that is described in Note A. We assume the financing will require equal monthly principal and interest payments over a five year term and bear interest at 5% a year, making $309,361 of the loan short-term and $1,404,029 long-term. The proceeds are shown as increasing cash, which, in turn, is used to pay the cash portion of the Haines Road purchase price. Interest under this note of $80,032 is recorded.

F.	Haines Road Inventory Financing

     This adjustment assumes we obtain a revolving line of credit for Haines Road and financing half of the purchase price of the Haines Road inventory, or $502,623, with borrowings under this line of credit. We assume the revolving line of credit will mature in five years and bear interest at 5% a year. Interest under this revolving line of credit borrowing of $25,131 is recorded.

G.	Intercompany Receivables and Sales

     Intercompany sales of $365,306 from Haines Road to Steelbank are eliminated, including an equal amount of cost of goods sold.

H.	Tax Provision

     This adjustment records a tax provision of ($39,324) on the Haines Road acquisition adjustments.

I.	Bolton Interest Expense

     This adjustment removes interest expense of $593,679 allocated to Haines Road by Bolton in 2004.

J.	Amortization of Intangible Assets

     This adjustment records $80,000 of amortization expense on intangible assets.

K.	Inventory

     This adjustment removes the inventory purchase adjustment of $85,932 to fair market value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2004, and, based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of December 31, 2004, except as otherwise described below. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we hired additional staff, which will help improve our internal controls over financial reporting.

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

     Until April 2004, we consisted only of a holding company with no operations. In April and May 2004, we acquired EWCO and Steelbank. These companies were established private companies with accounting procedures not suitable for public company reporting. In July 2004, we agreed to purchase Haines Road, and in February 2005 we completed our acquisition of Haiones Road except for real estate. This was one operation of a larger private company, again with accounting procedures which were not suitable for public company reporting.

     Our Independent Registered Public Accounting Firm has identified a variety of deficiencies in our internal controls over financial reporting. These deficiencies stem in significant part from the acquisition policy which we are following in which private, unrelated companies are being combined. Eight of these deficiencies were classified as significant which when aggregated meet the definition of a material weakness in our internal control. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The significant deficiencies are as follows:

A.	A lack of formalized accounting policies and procedures, including written procedures for monthly, quarterly and annual closing of financial books and records.

B.	A lack of common systems or a common chart of accounts an use of spreadsheets to perform consolidations, which resulted in errors, and

C.	A lack of review and oversight of the reporting process which has resulted in the inability to detect errors.

D.	Insufficient process to ensure financial statements adequately disclose information required by Generally Accepted Accounting Principles (GAAP)

E.	Account reconciliations and supporting documentation not prepared on a timely basis.

F.	Duties and control activities with the finance function have not been appropriately segregated.

G.	The company does not have a formal process to ensure that appropriate system access is granted.

H.	A lack of adequate process to identify and ensure that non-standard journal entries are subject to an appropriate level of review.

     In addition, our independent auditors have informed us that they do not believe we have the resources or knowledge to adequately complete the process of documenting, testing, and evaluating our internal controls over financial reporting as required by section 404 of the Sarbanes-Oxley Act, which could result in failure to file the appropriate reports with the SEC.

     As a public company, we have significant requirements for enhanced financial reporting and internal controls. We are taking steps to unify the financial reporting of all of our component companies, to increase our accounting and information technology staff and to put in place internal controls concerning accounting entries and adjustments, with full documentation, which are responsive to issues raised by our independent auditors, and, as of this time, we have made progress on these points. We have hired additional staff and are in the initial planning phase of upgrading our information technology systems. We expect these steps to be completed by December 31, 2005, but it is possible that they might not be completed by then.

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

ITEM 9B. OTHER INFORMATION

     On January 12, 2005, we entered into an employment agreement with J. Peter Farquhar effective as of August 20, 2004, pursuant to which he is employed as our Chairman of the Board, Chief Executive Officer and Secretary or in such other position as the board of directors determines, for a period ending January 12, 2007 or his earlier death, disability or termination for cause. In April of 2005, Mr. Farquhar agreed to devote all of his business time to the Company, and as a result, in April 2005, we amended and restated Mr. Farquhar’s employment agreement to appropriately compensate him for his increased commitment to the Company. Under the amended and restated employment agreement, Mr. Farquhar continues to be entitled to all of the rights under his original employment agreement, except that (1) the agreement was amended provided that upon expiration, it would renew on the same terms and conditions unless either party provides the other party with 180 days’ written notice of termination, (2) Mr. Farquhar’s annual salary was increased to $250,000, effective as of the date of such amended and restated employment agreement, (3) Mr. Farquhar may receive a discretionary bonus of up to 50% of his salary, as determined by the Compensation Committee, (4) Mr. Farquhar is entitled to certain additional fringe benefits under the amended and restated agreement, including a $750 a month allowance for automobile expenses and four weeks of paid vacation, (5) Mr. Farquhar has the right to terminate the employment agreement for good reason, in which case he would be entitled to severance payments equal to his aggregate salary and benefits for one year, and (6) in the event that that the Company or its subsidiaries consummate a transaction in which they acquire 100% of the outstanding common stock or substantially all of the assets of a company, the Company is required to pay Mr. Farquhar’s membership initiation fee, annual dues and monthly membership fees at country club, subject to certain limitations. In addition, Mr. Farquhar’s covenant not to compete was amended to provided that he would not engage in activity that is reasonably likely to compete with the Company or its subsidiaries and he agreed not to be employed by, consult with, or have any interest in, any entity which conducts a business in which the Company or its subsidiaries are engaged during the term of his employment agreement.

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

     On April 15, 2005, we amended the Management and Consulting Agreement to (1) make a one-time payment of $50,000 in consideration of certain advisory services rendered to the Company that were not originally contemplated by the parties, and (2) increase the monthly fee from $15,000 to $20,000, effective April 2005, and (3) to revise the calculation of the maximum success fee to provide that the maximum success fee shall be $300,000 plus 0.2% of the enterprise value of an acquisition, but only to the extent that the enterprise value of such transaction exceeds $50,000,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 concerning principal accountant fees and services will be set forth under the caption “Independent Accountants” in our Proxy Statement in connection with the 2005 Annual Meeting of Shareholders scheduled to be held June 20, 2005, and is incorporated in this Item 14 by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

          Our financial statements for the following years and entities are included in response to item 8 of this report:

(b)	Financial Statement Schedules.

Schedule	Page
Schedule II – Tarpon Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2004, and 2003.	S-1
Schedule II – EWCO Valuation and Qualifying Accounts and Reserves for the three month period ended March 31, 2004 and the years ended December 31, 2003, 2002, and 2001.	S-2

(c)	Exhibits.

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

TARPON INDUSTRIES, INC. (Registrant)
Dated: May 6, 2005	By:	/s/ J. Peter Farquhar
J. Peter Farquhar
Its: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Peter Farquhar J. Peter Farquhar	Chief Executive Officer and a Director (Principal Executive Officer)	May 6, 2005
/s/ James T. House James T. House	Senior Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)	May 6, 2005
/s/ Dr. Robert Pry Dr. Robert Pry	Director	May 6, 2005
/s/ Michael A. Ard Michael A. Ard	Director	May 6, 2005

SCHEDULE II – TARPON INDUSTRIES, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended December 31, 2004 and
December 31, 2003.

	Column B	Column C		Column D	Column E
Additions
		(2)	(3)	(1)
	Balance at	Charged to	Charge to		Balance at
	Beginning	Costs and	Other Accts.,	Deductions,	End of
	of Period	Expenses	Describe	Describe	Period
Allowance for Doubtful Accounts
Year ended December 31, 2004	$—	$190,196	222,988	$346,692	$66,492
Year ended December 31, 2003	—	—	—	—	—

Note: (1) Write-off uncollectible accounts, net of recoveries
Note: (2) Reserve of additional uncollectible accounts, net of recoveries
Note: (3) Acquisition of EWCO’s net assets

SCHEDULE II – EUGENE WELDING CO.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the three months ended March 31, 2004 and
for the years ended December 31, 2003.

Allowance for Doubtful Accounts

	Column B	Column C		Column D	Column E
		Additions
		(2)	(3)	(1)
	Balance at	Charged to	Charge to		Balance at
	Beginning	Costs and	Other Accts.,	Deductions,	End of
	of Period	Expenses	Describe	Describe	Period
Three month period ended March 31, 2004	$321,941	$199,276	$—	$298,229	$222,988
Year ended December 31, 2003	38,099	283,842	—	—	321,941
Year ended December 31, 2002	138,592	40,051	—	140,544	38,099
Year ended December 31, 2001	97,215	70,495	—	29,118	138,592
Note: (1) Write-off uncollectible accounts, net of recoveries
Note: (2) Reserve of additional uncollectible accounts, net of recoveries.

Inventory reserve for obsolescence:
Three month period ended March 31, 2004	$—	$—	$—	$—	$—
Year ended December 31, 2003	—	—	—	—	—
Year ended December 31, 2002	—	—	—	—	—
Year ended December 31, 2001	35,000	—	—	35,000	—
Note (3) Write-off obsolete, excess inventory, net of recoveries.

EXHIBIT INDEX

Exhibit	Description
2.1	Stock Purchase Agreement, dated as of November 23, 2003, between Charles Vanella and Wall St. Acquisitions, Inc. (now know as Tarpon Industries, Inc.), including First Amendment to Share Purchase Agreement, dated as of February 1, 2004, Second Amendment to Share Purchase Agreement, dated as of February 18, 2004, Third Amendment to Share Purchase Agreement, dated as of March 23, 2004, and Fourth Amendment to Share Purchase Agreement, dated as of April 2, 2004, incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
2.2	Redemption Agreement, dated as of April 2, 2004, between Eugene Welding Co. and Charles Vanella, incorporated by reference to Exhibit 2.2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
2.3	Share Purchase Agreement, dated as of April 2, 2004, among BST Acquisitions Ltd., Tarpon Industries, Inc., Jeffrey Greenberg, Mark D. Madigan and Barry Seigel, incorporated by reference to Exhibit 2.3 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
2.4	Amending Agreement, dated as of May 5, 2004, among Barry Seigel, Jeffrey Greenberg and Mark Madigan, BST Acquisition Ltd. and Tarpon Industries, Inc., incorporated by reference to Exhibit 2.4 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
2.5	Second Amending Agreement, dated as of December 10, 2004, among Barry Seigel, Jeffrey Greenberg and Mark Madigan, BST Acquisition Ltd., Tarpon Industries, Inc. and Steelbank Inc., incorporated by reference to Exhibit 2.5 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
2.6	Asset Purchase Agreement, dated as of June 21, 2004, between BST Acquisition, Ltd. And Bolton Steel Tube Co., Ltd., including forms of notes, incorporated by reference to Exhibit 2.4 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
2.7	Form of Real Estate Purchase Agreement between 1387746 Ontario Inc. and BST Acquisition Ltd., incorporated by reference to Exhibit 2.7 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
2.8	First Amending Agreement, dated as of December 15, 2004, between Bolton Steel Tube Co. Ltd., BST Acquisition, Ltd. and Winston Penny and Henry Koury, incorporated by reference to Exhibit 2.8 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

Exhibit	Description
2.9	Second Amending Agreement, dated as of February 11, 2005, between Bolton Steel Tube Co. Ltd., BST Acquisition, Ltd. and Winston Penny and Henry Koury, incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K, dated February 17, 2005.
2.10	Guarantee, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of Bolton Steel Tube Co., Ltd., incorporated by reference to Exhibit 2.4 to the registrant’s Current Report on Form 8-K, dated February 17, 2005.
3(i)	Amended and Restated Articles of Incorporation of Tarpon Industries, Inc., incorporated by reference to Exhibit 3(i) to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
3(ii)	Amended and Restated Bylaws of Tarpon Industries, Inc., incorporated by reference to Exhibit 3(ii) to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
4.2	Loan and Security Agreement, dated as of August 11, 2004 between Standard Federal Bank N.A. and Eugene Welding Co., including forms of Revolving Note and Term Note, incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.3	Continuing Unconditional Guaranty of Tarpon Industries, Inc. to Standard Federal Bank, N.A., dated August 11, 2004, incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.4	Securities Pledge Agreement, dated August 11, 2004, between Tarpon Industries, Inc. and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.4 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.5	Subordination Agreement, dated August 11, 2004 between Charles A. Vanella and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.5 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.6	Subordination Agreement, dated August 11, 2004 between Anand Dhanda and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.6 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.7	Subordination Agreement, dated August 11, 2004 between Riyaz Jinnah and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.7 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.8	Subordination Agreement, dated August 11, 2004, between Joseph Gunnar & Co., LLC, as agent of the note holders, and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.8 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

Exhibit	Description
4.9	Factoring Agreement, dated as of May 14, 2004, between Greenfield Commercial Credit, Inc. and Steelbank, Inc., incorporated by reference to Exhibit 4.9 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.10	Security Agreement, dated as of May 14, 2004, between Greenfield Commercial Credit, Inc. and Steelbank, Inc., incorporated by reference to Exhibit 4.10 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.11	Guarantee, dated as of May 14, 2004, from Tarpon Industries, Inc. to Greenfield Commercial Credit, Inc., incorporated by reference to Exhibit 4.11 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.12	Subordination Agreement, dated May 2004 among Anand Dhanda, Riyaz Jinnah and Greenfield Commercial Credit, Inc., incorporated by reference to Exhibit 4.12 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.13	Subordination Agreement, dated as of May 14, 2004, between Joseph Gunnar & Co., LLC, as agent of the note holders, and Greenfield Commercial Credit, Inc., incorporated by reference to Exhibit 4.13 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.14	Subordination Agreement, dated as of May 14, 2004, among Barry Seigel, Jeffrey Greenberg, Mark Madigan and Greenfield Commercial Credit, Inc., incorporated by reference to Exhibit 4.14 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
4.15	Amendment to Loan and Security Agreement, dated December 24, 2004 between Standard Federal Bank N.A. and Eugene Welding Company, including amended revolving note, incorporated by reference to Exhibit 4.15 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
4.16	Loan Agreement, dated as of February 17, 2005, by and among LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch and Steelbank Inc., incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, dated February 17, 2005.
4.17	Guarantee, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, dated February 17, 2005.
4.18	General Security Agreement, dated as of February 17, 2005, executed by Steelbank Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, dated February 17, 2005.
4.19	General Security Agreement, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K, dated February 17, 2005.

Exhibit	Description
4.20	Share Pledge Agreement, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K, dated February 17, 2005.
10.1	Form of Promissory Note made by Eugene Welding Co. in favor of Charles A. Vanella, including Guaranty of Tarpon Industries, Inc., incorporated by reference to Exhibit 10.1 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.2	Form of First Amendment to Promissory Note made by Eugene Welding Co. in favor of Charles A. Vanella, incorporated by reference to Exhibit 10.2 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.3	Stock Pledge Agreement between Eugene Welding Co. and Charles A. Vanella and Cusmano & Co., P.C., effective April 2, 2004, incorporated by reference to Exhibit 10.3 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.4	Lease Agreement, dated October 22, 2001, between Eugene Welding Co. and the Charles J. Loznak Trust, concerning its Marysville and Marlette, Michigan facilities, incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.5	Form of Promissory Note made by Steelbank Inc. in favor of Barry Seigel, Jeffrey Greenberg and Mark Madigan, in the principal amount of Cdn $800,000, incorporated by reference to Exhibit 10.5 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.6	Form of Promissory Note made by Steelbank Inc. in favor of each of Barry Seigel, Jeffrey Greenberg and Mark Madigan, each in the principal amount of Cdn $135,000, incorporated by reference to Exhibit 10.6 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.7	General Security Agreement, dated May 14, 2004, made by Steelbank Inc. to and in favor of Barry Seigel, Jeffrey Greenberg and Mark Madigan, incorporated by reference to Exhibit 10.7 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.8	Securities Pledge Agreement, dated May 14, 2004, made by BST Acquisition Ltd. and Steelbank Inc. to and in favor of Barry Seigel, Jeffrey Greenberg and Mark Madigan, incorporated by reference to Exhibit 10.8 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.9	Guarantee, dated May 14, 2004, made by Steelbank Inc. to and in favor of Barry Seigel, Jeffrey Greenberg and Mark Madigan, incorporated by reference to Exhibit 10.9 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.10	Lease Agreement, dated July 1, 2001, between Ciriaco Forgione and Filomena Forgione and Tube Distributors, Inc. (assigned to Steelbank, Inc.), concerning its Mississauga, Ontario facility, incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

Exhibit	Description
10.11*	Tarpon Industries, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 10.3 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.12*	Forms of Stock Option Agreement under the 2004 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.13*	Employment Agreement, dated as of January 12, 2004, among Tarpon Industries, Inc., Eugene Welding Co. and J. Peter Farquhar, incorporated by reference to Exhibit 10.13 to amendment no. 1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.
10.14*	Amended and restated employeement agreement, dated as of April 15, 2005, among Tarpon Industries, Inc., Eugene Welding Co., Steelbank Tubular, Inc. and J. Peter Farquhar, incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004,
10.15*	Employment Agreement, dated as of July 8, 2004, among Tarpon Industries, Inc., Eugene Welding Co. and James T. House, incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.16*	Employment Agreement, dated May 14, 2004, between Steelbank, Inc. and Jeffrey Greenberg, incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.17*	Employment Agreement, dated May 14, 2004, between Steelbank, Inc. and Mark D. Madigan, incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.18*	Employment Agreement, dated May 14, 2004, between Steelbank, Inc. and Barry Seigel, incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.19*	Employment Agreement, dated as of November 1, 2002, between EWCO and C. David Weaver, incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.20*	Employment Agreement, dated as of February 1, 2005, among Tarpon Industries, Inc., Eugene Welding Company, Steelbank Inc., BST Acquisition Ltd. and Patrick Hook, incorporated by reference to Exhibit 10.19 to amendment no. 2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.
10.21*	Termination Agreement, dated as of September 3, 2004, among Tarpon Industries, Inc., Eugene Welding Co., Steelbank, Inc., BST Acquisition Ltd. and Charles A. Vanella, incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

Exhibit	Description
10.22*	Management Consulting Agreement, dated April 7, 2004, between Tarpon Industries, Inc. and Bainbridge Advisors, Inc. and First Amendment to Management Consulting Agreement, dated as of October 13, 2004, effective April 7, 2004, incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.23*	Second amendment to Management and Consulting Agreement, dated as of April 15, 2005, between Tarpon Industries, Inc., Eugene Welding Co., Steelbank Tubular, Inc. and Bainbridge Advisors, Inc. Incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.24	Agency Agreement, dated as of March 25, 2004, between Tarpon Industries, Inc. and Joseph Gunnar & Co., LLC, concerning 2004 note financing, incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.25	Form of Warrant to Purchase Common Stock of Tarpon Industries, Inc., issued to purchasers of notes in February, March and April 2004, incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.26	Form of Warrant to Purchase Common Stock of Tarpon Industries, Inc., issued to designees of Joseph Gunnar & Co., LLC, the placement agent in our April 2004 note financing, incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.27	Form of Tarpon Industries, Inc. 8% Junior Secured Promissory Note issued in February, March and April 2004, incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.28	Form of Agency Appointment Agreement, dated as of April 5, 2004, between Joseph Gunnar & Co., LLC and each of the purchasers of our notes in April 2004, incorporated by reference to Exhibit 10.17 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.29	General Security Agreement, dated as of April 5, 2004, between Tarpon Industries, Inc. and Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.18 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.30	Guaranty, dated as of April 5, 2004, from Eugene Welding Co. to Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.19 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.31	General Subordinated Security Agreement, dated as of April 5, 2004, between Eugene Welding Co. and Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.20 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

Exhibit	Description
10.32	Guaranty, dated as of May 18, 2004, from Eugene Welding Co. to Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.21 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.33	General Subordinated Security Agreement, dated as of April 2004, between Eugene Welding Co. and Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.22 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.34	Guaranty, dated as of May 18, 2004, from Steelbank, Inc. to Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.23 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.35	General Subordinated Security Agreement, dated as of May 18, 2004, between Steelbank, Inc. and Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.24 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.36	Guaranty, dated as of May 18, 2004, from Steelbank, Inc. to Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.25 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.37	General Subordinated Security Agreement, dated as of May 14, 2004, between Steelbank, Inc. and Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.26 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.38	Investment Banking Agreement, dated as of April 5, 2004, between Tarpon Industries, Inc. and Joseph Gunnar & Co., LLC., incorporated by reference to Exhibit 10.27 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
10.39	Form of Promissory Note to be made by BST Acquisition Ltd. in favor of Bolton Steel Tube Co. Ltd., incorporated by reference to Exhibit 10.36 to amendment no. 2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.
10.40	Form of General Security Agreement to be made between BST Acquisition Ltd. and Bolton Steel Tube Co. Ltd., incorporated by reference to Exhibit 10.37 to amendment no. 2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.
10.41	Form of Guarantee to be made by Tarpon Industries, Inc. in favor of Bolton Steel Tube Co. Ltd., incorporated by reference to Exhibit 10.38 to amendment no. 2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.
10.42	Form of Lock-up Agreement between Joseph Gunnar & Co., LLC and Tarpon Industries, Inc. shareholders and holders of options and warrants, incorporated by reference to Exhibit 10.40 to amendment no. 3 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 11, 2005.
10.43	Form of Underwriting Agreement, incorporated by reference to Exhibit 1.1 to amendment no. 3 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 11, 2005.

Exhibit	Description
10.44	Form of Lead Underwriters’ Warrant Agreement, incorporated by reference to Exhibit 1.2 to amendment no. 3 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 11, 2005.
14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 to amendment no. 2 to the registrant’s registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.