Form 10-Q
period 2005-03-31
Tarpon Industries, Inc.
filed 2005-05-24
CIK 1303565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission file number: 001-32428

TARPON INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

MICHIGAN	30-0030900
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2420 Wills Street,
Marysville, Michigan
48040
(Address of principal executive offices)
(Zip Code)

(810) 364-7421
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The number of the registrant’s common shares outstanding as of May 23, 2005 was 4,640,130.

TARPON INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARPON INDUSTRIES, INC.

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents	$2,859,630	$257,786
Accounts receivable (less allowance for doubtful accounts for 2005 of $57,676 and for 2004 of $66,492)	6,955,886	8,327,708
Inventories	8,070,989	7,604,384
Prepaid expenses	416,457	569,040
Prepaid initial public offering expenses	—	2,076,468
Deposits	202,212	265,116
Income tax receivable	188,273	52,552
Capitalized acquisition costs	—	131,428

Total current assets	18,693,447	19,284,482

Property plant and equipment — net	5,967,612	635,051
Deferred financing costs	82,927	71,812
Goodwill	3,589,229	1,279,810
Intangible assets, net of amortization	1,606,584	436,638

TOTAL ASSETS	$29,939,799	$21,707,793

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
CURRENT LIABILITIES:
Short-term debt	$5,944,959	$11,467,706
Accounts payable — trade	8,308,209	8,345,395
Accrued expenses	880,905	781,222
Success fees	272,222	233,333
Income taxes payable	43,713	135,712
Current maturities on long-term debt	746,394	405,107

Total current liabilities	16,196,402	21,368,475

Long-term debt less current maturities	3,606,705	1,314,218
Other long-term liabilities	39,013	64,286
Long-term success fees, less current maturities	91,667	—

SHAREHOLDERS’ EQUITY (DEFICIT):
Common shares; no par value, authorized, 20,000,000 shares at March 31, 2005 and 10,000,000 shares at December 31, 2004; issued and outstanding, 4,640,130 shares at March 31, 2005 and 1,229,732 shares at December 31, 2004	14,804,225	2,130,952
Accumulated deficit	(5,021,089)	(3,411,380)
Foreign currency translation	222,876	241,242

Total shareholders’ equity (deficit)	10,006,012	(1,039,186)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$29,939,799	$21,707,793

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Sales, net of customer discounts	$14,018,356	$—

COST OF GOODS SOLD:
Materials	9,858,473	—
Direct labor	903,614	—
Manufacturing overhead	2,472,345	—

Total cost of goods sold	13,234,432	—

Gross profit	783,924

OPERATING EXPENSES:
Selling, general and administrative expenses	2,269,341	161,294
Depreciation and amortization	89,275	—

Total operating expenses	2,358,616	161,294

OPERATING LOSS	(1,574,692)	(161,294)

OTHER (INCOME) EXPENSE:
Miscellaneous income	13,363	—
Interest expense	271,330	3,782
Financing costs	14,915	—
Interest and dividend income	(4,805)	—
Foreign exchange	(124,460)	—

Total other (income) expense	170,343	3,782

LOSS BEFORE INCOME TAXES	(1,745,035)	(165,076)
PROVISION FOR INCOME TAXES	(135,326)	—

NET LOSS	$(1,609,709)	$(165,076)

NET LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.57)	$(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,830,644	1,219,952

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,609,709)	$(165,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	149,723	62,959
Unrealized foreign currency (gain)	(19,294)	—
Non-employee stock options	424,200	—
Other	—	22,500
Changes in assets and liabilities:
Accounts receivable decrease	1,362,835	—
Refundable federal income taxes (increase)	(227,325)	—
Inventory decrease	850,151	—
Prepaid expenses (increase)	(52,309)	(34,478)
Accounts payable and accrued expenses increase (decrease)	(590,619)	156,685

Net cash provided by operating activities	287,653	42,590
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received	(7,622,453)	(50,657)
Capital and other expenditures	(32,496)	—

Net cash used in investing activities	(7,654,949)	(50,657)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares (net of issuance costs paid in 2005 of $1,154,485)	13,594,265	—
Initial public offering expenditures	—	(5,000)
Financing costs	(20,000)	(129,534)
Borrowings on bank loan	12,939,352	—
Repayment of bank loan	(13,705,780)	—
Proceeds from 2004 note financing	—	150,000
Proceeds from issuance of long term debt	1,654,474	—
Repayment of long-term obligations	(75,464)	—
Repayment of short-term obligations	(4,417,707)	—

Net cash provided by financing activities	9,969,140	15,466
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,601,844	7,399
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	257,786	22,454

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,859,630	$29,853

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$306,212	$—

Non-cash transactions:
Success fee obligation for acquisition	$200,000	$—

Accrued initial public offering expenditures	$427,913	$—

Stock issued as payment of debt	$303,180	$—

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Financial Statement Presentation

     We prepared our unaudited interim financial statements pursuant to the Securities and Exchange Commission’s rules. Accordingly, they do not include all of the information and notes normally included in our annual financial statements prepared in accordance with generally accepted accounting principles. We believe, however, that the disclosures are adequate to make the information presented not misleading.

     The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the three-month period ended March 31, 2005 do not necessarily indicate the results that should be expected for the year ending December 31, 2005. The unaudited interim financial statements should be read together with the financial statements and related notes for the year ended December 31, 2004 included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

2. Summary of Significant Accounting Policies

     A summary of the significant accounting policies in the preparation of the accompanying financial statements follows.

Company and Industry

     Tarpon Industries, Inc. (formerly known as Wall St. Acquisitions, Inc.) (the “Company”) was incorporated in Michigan on January 16, 2002. The Company completed two acquisitions in 2004. Eugene Welding Co., or “EWCO,” was acquired in April 2004, and Steelbank, Inc., or “Steelbank,” was acquired in May 2004. EWCO manufactures structural steel tubing and steel storage rack systems at two manufacturing facilities in Michigan, north of Detroit. Steelbank acts as a distributor and sales representative for the sale of structural and mechanical steel tubing. Steelbank is currently located near Toronto, Ontario, Canada. The Company completed the acquisition of the assets, other than the real estate, of the Haines Road facility of Bolton Steel Tube Co., Ltd., or “Haines Road” through Steelbank, Inc., in February 2005, and in May 2005 it completed the acquisition of the real estate assets. Haines Road manufactures primarily mechanical steel tubing at a manufacturing facility located near Toronto, Ontario, Canada. On April 6, 2005, Steelbank, Inc. changed its name to Steelbank Tubular, Inc. We intend to seek other acquisitions in the steel tubing, racking and related industries, although we currently have no agreement for any other such acquisition.

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidation

     The consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 include the accounts of the Company and its wholly-owned subsidiaries, EWCO (acquired April 2004), Steelbank (acquired May 2004) and the assets of Haines Road from their February 2005 date of acquisition. The current Steelbank and the assets of Haines Road were combined into a ‘new’ Steelbank in February 2005. Steelbank changed its name to Steelbank Tubular, Inc. in April 2005. All significant inter-company transactions and balances have been eliminated, and the assets of the acquired subsidiaries have been adjusted to fair values as of the date of acquisition, and goodwill has been recognized for the difference between the purchase price and fair value of the assets acquired for the acquired subsidiaries. We consider the Company to operate in a single segment.

Accounts Receivable and Concentration of Credit Risk

     Periodically during the first quarter of 2005, the Company maintained a balance in one financial institution in excess of the federally insured limit of $100,000.

     The Company had two major customers in the first quarter of 2005 that accounted for approximately 30% of net sales in that period and approximately 18% of accounts receivable at March 31, 2005. The Company had four major suppliers in the first quarter of 2005 that accounted for approximately 40% of net purchases in that period.

Foreign Currency Risk

     At March 31, 2005, Steelbank Tubular, Inc.’s receivables include U.S. $432,463 and payables include U.S. $1,109,174.

3. Acquisitions

     In February 2005, Steelbank completed the acquisition of substantially all of the assets, other than the real estate, of the Haines Road facility from Bolton Steel Tube Co., Ltd. pursuant to an Asset Purchase Agreement originally entered into in July 2004, as amended. Haines Road manufactures primarily mechanical steel tubing at a manufacturing facility located near Toronto, Ontario, Canada. The aggregate purchase price including expenses related to the transaction was approximately $10,190,000 (Cdn.$12,489,000) consisting of (1) approximately $9,211,000 (Cdn.$11,289,000) payable in cash (2) approximately $979,000 (Cdn.$1,200,000) secured, subordinated promissory note, either payable 15 months after closing or by offsetting adjustments made after closing or for purchases by Bolton from Haines Road, (3) approximately $9,689,000 (Cdn.$11,875,000) for the assets acquired, (4) a $200,000 success fee in connection with the transaction, payable to Bainbridge Advisors over 24 months and (5) approximately $301,000 in expenses related to the transaction. We funded a portion of the purchase price with proceeds from our initial public Offering and from a term loan described in Note 7.

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Pursuant to a Guarantee between Tarpon and Bolton, Tarpon guaranteed Steelbank Tubular, Inc.’s obligations under the secured subordinated promissory note executed by Steelbank Tubular, Inc. in favor of Bolton. As part of the transaction, we have agreed not to compete with Bolton with respect to hot-dipped galvanized products for a period of six months after closing. Bolton also agreed not to compete with Tarpon on the pre-galvanized tubing market for six months.

     On May 18, 2005, Steelbank Tubular, Inc. purchased the Haines Road real estate assets, including closing fees and expenses, for $4,638,000 (Cdn. $5,870,000), consisting of (1) approximately $530,000 (Cdn. $670,000) in cash, (2) approximately $2,765,000 (Cdn. $3,500,000) one year mortgage bridge financing, and (3) vendor financing of approximately $948,000 (Cdn. $1,200,000) and $395,000 (Cdn. $500,000) payable August 16, 2006 in second and third mortgage financing, respectively.

     We leased the Haines Road real estate during the period between the acquisition closing date and the real estate closing date at a monthly rent of approximately $62,300 (Cdn.$75,000).

     The following table summarizes the assets acquired and liabilities assumed in connection with the acquisition of the Haines Road facility:

Haines Road **
Current assets	$1,317,000
Property, plant and equipment	5,356,000
Goodwill	2,305,000
Other intangible assets	1,212,000

Total assets acquired	10,190,000

**	converted at the exchange rate in effect at the date of acquisition

     The following unaudited proforma consolidated information is provided as if the acquisition of the Haines Road facility of Steelbank Tubular, Inc. and EWCO had occurred as of the beginning of the applicable period. The unaudited proforma information does not reflect any benefits from synergies that might be achieved from combining operations and does not reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies. The unaudited pro forma amounts include adjustments that are based upon available information and various assumptions that the Company believes are reasonable.

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net sales	$16,484	$15,021
Loss before taxes	$(1,364)	$(66)
Net loss	$(1,196)	$(195)
Net loss per common share — basic and diluted	$(0.26)	$(0.04)
Weighted average number of common shares outstanding	4,640,130	4,630,350

4. Goodwill and Intangible Assets

The changes in goodwill and intangible assets for the first three months of 2005 are as follows:

			Covenant
		Customer	Not to
	Goodwill	Base	Compete	Total
Balance at 12/31/04, net	$1,279,810	$89,223	$347,415	1,716,448
Acquisition of Haines Road	2,283,990	1,200,624	—	3,484,614
Foreign currency impact	25,429	18,946	(4,208)	40,167
2005 amortization	—	(22,436)	(22,980)	(45,416)

Balance at 3/31/05, net	$3,589,229	$1,286,357	$320,227	$5,195,813

     Steelbank Tubular, Inc. had accumulated amortization related to the customer lists of Steelbank and Haines Road as at March 31, 2005 of $25,944. Steelbank Tubular, Inc. also had accumulated amortization related to a covenant not to compete as of March 31, 2005 of $57,746. The covenant not to compete is being amortized on a straight-line basis over the life of the agreement which is six years. The customer bases are amortized in proportion to their expected future benefits. Annual estimated total amortization expense is as follows:

2005	$220,103
2006	271,973
2007	278,889
2008	267,362
2009	224,714
Thereafter	343,543

Total	$1,606,584

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Details of Balance Sheet

INVENTORIES:

	March 31,	December 31,
	2005	2004
Raw materials	$4,631,244	$4,289,648
Work in process	428,913	602,390
Finished goods	2,609,167	2,599,276
Supplies	401,665	113,070

Total	$8,070,989	$7,604,384

     The Company has no inventory obsolescence reserve as of March 31, 2005.

PROPERTY, PLANT AND EQUIPMENT:

	March 31,	December 31,
	2005	2004
Machinery and equipment	$5,491,554	$394,554
Leasehold improvements	400,334	211,622
Computer equipment	130,489	32,710
Transportation equipment	54,819	24,500
Furniture and fixtures	71,487	77,090

Total	6,148,683	740,476
Accumulated depreciation and amortization	(181,071)	(105,425)

Net property, plant and equipment	$5,967,612	$635,051

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Short-Term Debt

     Short-term debt can be summarized as follows:

	March 31,	December 31,
	2005	2004
EWCO revolving credit facility	$5,944,959	$6,711,387
Note issued in connection with redemption of EWCO shares	—	670,000
Note issued with acquisition of Steelbank	—	764,388
Full recourse factoring liabilities	—	1,171,931
Bridge loan payable	—	2,150,000
Steelbank revolving credit facility (see note 7)	—	—

Total	$5,944,959	$11,467,706

7. Long-Term Debt and Capital Leases

     Long-term debt and capital lease obligations can be summarized as follows:

	March 31,	December 31,
	2005	2004
EWCO term loan	$1,277,833	$1,347,533
Notes payable to former shareholders of Steelbank	332,910	336,272
Steelbank term loan	1,726,200	—
Note payable to Bolton Steel Tube Company, Ltd.	986,400	—
Other, including capital lease obligation	29,756	35,520

Total	4,353,099	1,719,325
Current portion	(746,394)	(405,107)

Long-term portion	$3,606,705	$1,314,218

Annual maturities of long-term debt and capital lease obligations are as follows:

2006	$746,394
2007	1,731,358
2008	742,769
2009	624,705
2010	507,873

$4,353,099

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Principal on the term loan is payable in sixty equal monthly installments of $35,000 Canadian dollars beginning on April 1, 2005. The term loan bears interest, which is payable monthly in arrears, at a floating rate equal to the Lender’s Canadian prime rate plus an applicable margin of between .75% and 1.25%. The entire amount of the term loan facility will mature on March 1, 2010.

     The obligations under the Loan Agreement are unconditionally guaranteed by Tarpon, and are secured by a security interest in substantially all of the tangible and intangible assets of Steelbank and Tarpon, other than Tarpon’s common shares of Eugene Welding Company. Steelbank’s obligations under the Loan Agreement are also secured by a pledge of the capital stock of Steelbank pursuant to a share pledge agreement between Tarpon and the Lender.

     The Loan Agreement contains customary covenants that will limit the ability of Steelbank Tubular to, among other things, guarantee additional indebtedness, incur indebtedness, create liens, pay dividends, make certain types of investments, enter into transactions with affiliates, make capital expenditures in excess of $500,000 Canadian dollars in any fiscal year, sell assets, merge with other companies or enter into any transaction outside the ordinary course of business.

     The Loan Agreement also requires compliance with several financial covenants, including adjusted net worth of at least $7,480,200 (Cdn.$9,100,000) or 90% of Steelbank’s actual net worth, if higher. For quarters ending on or after June 30, 2005, the minimum adjusted net worth of the previous quarter will be increased by 75% of the Net Income for that quarter (ignoring quarters in which there is a loss). It also requires Steelbank Tubular to maintain debt service coverage ratio (generally net income adjusted for depreciation and amortization, non cash transactions, and capital expenditures divided by the total of all principal payments of long term debt, capital leases, subordinated debt and all payments in respect of any distribution), of at least 1.25 to 1.00. It also requires Steelbank Tubular to maintain interest coverage (generally net income adjusted for interest expense, bank fees and net costs under

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate contracts, taxes, depreciation and amortization and non cash items divided by interest expense plus bank fees and net costs under interest rate contracts), of at least 1.50 to 1.00.

     As of March 31, 2005, Steelbank Tubular was not in compliance with the financial covenants. Steelbank Tubular has obtained a commitment from ABN AMRO Bank N.V., Canada Branch to adjust financial covenants and maintain compliance.

     Steelbank Tubular paid an $83,000 closing fee and must pay a 0.50% unused line of credit fee and an approximately $1,666 monthly administrative fee. As of May 13, 2005, $791,000 was borrowed under the revolving line of credit, approximately $1,631,000 was outstanding under the Term Loan, and approximately $1,606,000 was available for borrowing under the revolving credit facility without violating any of the existing debt covenants.

     Steelbank Tubular used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of the Haines Road facility and the cash portion of the Haines Road real estate, to pay transaction fees and expenses, to refinance Steelbank’s full-recourse factoring arrangement and for general working capital purposes of Steelbank.

     On May 18, 2005, Steelbank Tubular secured $2,765,000 (Cdn. $3,500,000) in a one-year mortgage financing jointly secured by the Haines Road real estate and Tarpon Industries with interest payable at 1.5% over Canadian prime rate . In addition, it secured second and third mortgages from the seller, Bolton Steel Tube Company, Ltd., totaling $948,000 (Cdn. $1,200,000) and $395,000 (Cdn.$500,000) with interest payable at 8% and 10% respectively.

     The proceeds of above mentioned loans were used to fund a portion of the purchase price for Haines Road.

     EWCO has a credit facility with Standard Federal Bank, N.A., including a revolving credit facility for up to $9,000,000, subject to a borrowing base based on eligible inventory and receivables, originally maturing August 31, 2007, and a $1,394,000 term loan. As of March 31, 2005, EWCO was not in compliance with the financial covenants. EWCO has obtained a non-binding commitment from Standard Federal Bank to adjust financial covenants and maintain compliance. As of May 16, 2005, approximately $5,283,000 was outstanding under the revolving credit facility, approximately $1,231,000 was outstanding under the term loan, and approximately $906,000 was available for borrowing under the revolving credit facility, assuming revision of existing financial covenants.

8. Comprehensive Loss

     Our comprehensive losses are as follows:

	Quarter Ended March 31,
	2005	2004
Net loss	$(1,609,709)	$(165,076)
Other comprehensive loss - foreign currency translation adjustments	(18,366)	—

Comprehensive loss	$(1,628,075)	$(165,076)

9. Stock Options

     As of October 22, 2004, our board of directors and shareholders adopted the Tarpon Industries, Inc. 2004 Stock Option Plan. The plan allows us to grant incentive stock options and non-qualified stock options to our directors, officers, employees, consultants and advisors to purchase up to an aggregate of 650,000 common shares.

     During the first quarter of 2005, we granted options under the plan to purchase 348,285 common shares to consultants, officers, employees and directors of the Company. The options are exercisable at $5.50 a share and vest immediately, for the consultant and director options, or in cumulative annual installments over three years for the officer and employee options. No

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     options were granted during the first quarter of 2004, and no options were exercised in the first quarter of 2005 or 2004.

     We have also agreed to grant the three former shareholders of Steelbank Inc. options to purchase a number of common shares equal to a combined total of approximately $138,889 per year divided by the fair market value of the common shares on the date of grant, which will be exercisable at 110% of the fair market value of the common shares on the date of grant. The options will be granted to each of them after the calendar years 2005, 2006, and 2007, if certain performance targets are met in those years, and will be immediately vested.

     Had compensation expense for stock options that vested in the first quarter of 2005 been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, our results of operations, on a pro forma basis, would have been as follows:

	Quarter Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income (loss)	$(1,610)	$(165)
Stock-based employee compensation expense had fair value method been applied	(25)	—

Pro forma net loss	$(1,635)	$(165)
Net loss per common share - basic and diluted	$(0.57)	$(0.14)
Pro forma net loss per common share - basic and diluted	$(0.58)	$(0.14)

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for option grants during the first quarter of 2005: risk-free interest rate of 3.78%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 60%; and a weighted-average expected life of the options of five years. No options were granted during the first quarter of 2004.

10. Related Party Transactions

     In April 2004, the Company entered into a Management Consulting Agreement with Bainbridge Advisors, Inc. (primarily owned by the former Chairman and Chief Executive Officer and his son). See Note 14 for a description of an amendment to this agreement. The following table summarizes the compensation to the former Chairman and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc.:

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31,
	2005	2004
Advisory services and expenses	$109,497	$—
Stock options granted	333,300	—
Salaries and benefits	—	114,929
Success fees	200,000	—

Total	$642,797	$114,929

     During the quarters ending March 31, 2005 and 2004, we paid $200,608 and $20,500, respectively.

     As of March 31, 2005, liabilities included $363,889 of the success fees owed for the EWCO, Steelbank and Haines Road acquisitions consummated in 2004 and 2005.

     Between January and August 2004, we engaged one of our directors to provide consulting services to us concerning our operations, general management and business development, at times and places and in an amount determined by mutual agreement. We accrued $22,000 in fees for these services, including $10,000 payable in common shares at the closing of our initial public offering. We issued 2,000 common shares to this director in February 2005.

11. Capitalization

     On February 17, 2005 we closed our initial public offering of 2,850,000 common shares at an offering price of $5.00 per share. The lead underwriter in our initial public offering exercised in full the over-allotment option to purchase an additional 427,500 common shares, sold in our initial public offering at an initial public offering price of $5.00 per share. We closed the over-allotment sale on February 23, 2005. Net proceeds to the Company from the IPO and the over allotment exercise were approximately $11,946,000. Proceeds of the offering were or will be used to finance the acquisition of the Haines Road facility of Bolton Steel Tube Co., Ltd., to repay outstanding indebtedness, including indebtedness related to prior acquisitions, and for working capital and capital expenditures.

12. Contingencies

     In July 2004 the Michigan Department of Environmental Quality (“MDEQ”) notified EWCO that it had concluded that EWCO was a “major source” for certain air emissions and that EWCO had failed to apply for a Renewable Operating Permit for air emissions not covered by its Permit to Install then in effect. EWCO subsequently applied for a revised Permit to Install to obviate the need for a Renewable Operating Permit and received the revised Permit to Install in December 2004. The MDEQ and EWCO have negotiated a resolution of the violations alleged by MDEQ, and EWCO has agreed in principle to pay a settlement amount of approximately $31,000 to resolve the violations alleged by the MDEQ in July 2004. The MDEQ posted for

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

public comment a proposed consent order memorializing the agreement. The public comment period expired April 20, 2005. The cost of the violation has been fully accrued; however, the Company expects to receive partial reimbursement from a supplier who was deemed jointly responsible.

     The Company is a party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of this litigation cannot be estimated with certainty, but management believes, based on their examination of these matters and experience to date, that the ultimate liability will not be material to the Company’s business, financial condition or results of operations.

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Geographic Information

     Revenues by country for the Company are as follows for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
United States	$11,956,033	$—
Canada	2,062,323	—

Total	$14,018,356	$—

13. Product Sales

     Products sold to external customers were as follows for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Manufactured by us:
Structural Steel Tubing	$4,848,633	$—

Mechanical Steel Tubing	1,605,573	—
Steel Storage Rack Systems	6,257,395	—

Total	$12,711,601	$—

Manufactured by others:
Structural Steel Tubing	$461,485	$—
Mechanical Steel tubing	770,843	—
Steel Storage Rack Systems	74,427	—

Total	$1,306,755	$—

14. Subsequent Events

     In April 2004, we entered into a Management Consulting Agreement with Bainbridge Advisors, Inc., an advisory firm primarily owned by our former Chairman of the Board, President and Chief Executive Officer. On April 15, 2005, we amended the Management and

TARPON INDUSTRIES, INC. AND SUBSIDIARIES
(Formerly known as Wall St. Acquisitions, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Consulting Agreement to (1) make a one-time payment of $50,000 in consideration of certain advisory services rendered to the Company that were not originally contemplated by the parties, and (2) increase the monthly fee from $15,000 to $20,000, effective April 2005, and (3) to revise the calculation of the maximum success fee to provide that the maximum success fee shall be $300,000 plus 0.2% of the enterprise value of an acquisition, but only to the extent that the enterprise value of such transaction exceeds $50,000,000.

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our financial statements and related notes appearing elsewhere in this report. See also the “Cautionary Statement Regarding Forward-Looking Statements” in Part II, Item 5.

Overview

     We were incorporated in January 2002 and Tarpon, our parent company, does not generate any revenues. We completed our first acquisition, EWCO, in April 2004, our second acquisition, Steelbank, in May 2004. Tarpon completed an initial public offering of its common shares in February of 2005. The net proceeds from this financing were primarily utilized to repay our 2004 note financing and promissory notes issued to sellers and to partially fund the acquisition of the Haines Road facility. Our third acquisition, Haines Road, was consummated in February 2005, except for its real estate. In May 2005, Tarpon concluded the purchase of the Haines Road real estate.

     Steelbank Tubular, formed in February 2005 as a combination of Steelbank and Haines Road, and EWCO derive revenues from sales of structural and mechanical steel tubing and steel storage rack systems, and, for a portion of Steelbank’s revenues, from commissions on sales of structural and mechanical steel tubing, to our distributors and to manufacturers and retailers in the United States and Canada through our direct sales employees.

     Our primary expenses are the costs of rolled steel and manufacturing costs, which we expense when the related product is sold, and selling, general and administrative expenses, which we generally expense as incurred. Steel costs were approximately 73% of EWCO’s total cost of sales for the first quarter of 2005 and approximately 83% of Steelbank Tubular’s total cost of sales for the first quarter of 2005.

     The steel costs as a percentage of sales at Steelbank Tubular in the first quarter reflect more of a distributor basis, as the majority of sales were distribution-type sales rather than sales of EWCO or Haines Road-produced products. In addition, gross profit was adversely impacted as a result of finished goods and work-in-process inventory purchased from Bolton Steel Tube Co. Ltd. in connection with the acquisition of Haines Road in February 2005, which afforded little or nominal margin. The cost of sales will transition towards the typical manufacturing cost of sales in subsequent quarters.

     Manufacturing costs include manufacturing overhead, direct labor and outside services. Selling, general and administrative expenses consist primarily of management, accounting, human resources, customer service and sales staff salaries, expenses and commissions and travel, advertising, insurance, rent, utilities, legal and professional fees, staff salaries and other payroll expenses.

Summary of Recent Operations

     During the past year our business transformed from a company with no revenues seeking target acquisitions to an enterprise with operating subsidiaries, including the acquisition of EWCO in April 2004, Steelbank in May 2004 and Haines Road in February 2005. Therefore,

meaningful direct comparisons between 2005 and 2004 are difficult to make on a consolidated basis

     On a consolidated basis, we generated revenues of approximately $14,018,000 in the first quarter of 2005, compared with no revenues in the first quarter of 2004. Our operations reflected a net loss before taxes of approximately $1,745,000 in the first quarter of 2005, compared with a net loss before taxes of approximately $165,000 in the first quarter of 2004. Our consolidated first quarter 2005 results were materially impacted by several items, such as:

•	$424,000 of non-cash, non-employee stock option expense,

•	$143,000 of personnel recruitment fees and one-time contractual bonuses,

•	$58,000 expense relating to legal expenses paid by us on behalf of the former owners of Steelbank, in connection with our acquisition of Steelbank,

•	$48,000 of interest expense associated with our 2004 Note Financing and promissory notes issued to the former owners of Steelbank,

•	$71,600 of interest expense associated with the Greenfield receivable factoring agreement, which was refinanced

•	$282,000 of annual audit expenses over and above regular quarterly fees. These fees represent full audit fees for Haines Road and year-end 10-K audit fees,

•	$25,000 of rent expense associated with the former facility of Steelbank, which has subsequently been sublet, and

•	$124,000 of foreign exchange income.

     On a pro forma consolidated basis of the Notes to Consolidated Financial Statements, our operations (including those of Haines Road, which we acquired in February 2005) reflected net revenues of approximately $16,484,000 million and a loss before income taxes for the first quarter of 2005 of approximately $1,364,000. This compares with proforma revenue of approximately $15,021,000 and loss before income taxes of approximately $66,000 for the first quarter of 2004, an increase in loss before income taxes of approximately $1,298,000.

     In the first quarter of 2005, costs for steel declined from their fourth quarter 2004 levels. We, like our competitors, have reduced our prices from fourth quarter 2004 levels. In addition to price changes, we had a volume decrease of about 18% at EWCO due to softening demand for our tubing and racking products in first quarter. First quarter 2004 steel tubing sales volumes were significantly higher, in comparison to previous years and subsequent quarter in 2004 as well as first quarter 2005, primarily due to customer’s concerns over their ability to procure future supplies. Also, sales efforts by Bolton Steel Tube were significantly down in the first quarter of 2005 for the Haines Road plant due to softening demand and less concentration on the segment of the business they were selling to Tarpon Industries, Inc.

     All of the above factors have contributed to our material decrease in profitability. We might have to lower our prices to meet competitors’ prices, perhaps more than cost decreases. We expect competitive factors in our industry to result in more moderate gross profit margins. We cannot quantify the impact of these factors on future profitability but note that they will have a negative effect on the profitability performance trends we have shown for 2004. Major price fluctuations are characteristic of our industry and lead to dramatic changes in results of operations, including losses if price reductions are severe.

     We believe that maintaining and growing future profitability will depend on increasing our sales tonnage and reducing our manufacturing costs, together with buying steel inventory in such markets and quantities as provide reasonable costs, but we might not be able to do some or all of these things.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     In the three months ended March 31, 2005 and 2004, Tarpon’s (including EWCO, Steelbank and Haines Road, since the date of acquisition) net revenues and shipments were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
		$
	(dollars in thousands)
EWCO Tubular	$5,172	N/A
EWCO SpaceRak	6,332	N/A
Steelbank Tubular	2,514	N/A

Total	$14,018

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
	Tons	Tons
EWCO Tubular	6,215	N/A
EWCO SpaceRak	4,469	N/A
Steelbank Tubular	1,849	N/A

Total	12,533

     The following table reflects Tarpon’s (including EWCO, Steelbank and Haines Road since the date of acquisition) cost of goods sold and the related gross margin percentages for the three months ended March 31, 2005 and 2004:

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
	$	GM%	$	GM%
	(dollars in thousands)
EWCO Tubular	$4,881	5.6%	N/A	N/A
EWCO SpaceRak	6,031	4.8%	N/A	N/A
Steelbank Tubular	2,322	7.6%	N/A	N/A

Total	$13,234	5.6%

     The following table reflects Tarpon’s (including EWCO, Steelbank and Haines Road since the date of acquisition) total operating expenses for the three months ended March 31, 2005 and 2004:

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
	$	Sales %	$	Sales %
	(dollars in thousands)
Tarpon (unconsolidated)	$1,172	8.4%	$162	N/A
EWCO	747	5.3%	N/A	N/A
Steelbank Tubular	351	2.5%	N/A	N/A

Total	$2,270	16.2%	$162

Net Revenues

     During the past year our business transformed from a company with no revenues seeking target acquisitions to an enterprise with operating subsidiaries, including the acquisition of EWCO in April 2004, Steelbank in May 2004 and Haines Road in February 2005. Therefore, meaningful direct comparisons between 2005 and 2004 are difficult to make on a consolidated basis

     On the acquisition of Haines Road in February 2005, Steelbank and the Haines Road assets were combined into Steelbank Tubular. On a consolidated basis, we generated revenues of approximately $14,018,000 in the first quarter of 2005, compared with no revenues in the first quarter of 2004. On a pro forma basis, during the first quarter, Tarpon generated net revenues of approximately $16,500,000 versus approximately $15,000,000 during the first quarter of 2004.

     On a pro forma basis, EWCO had the following increases in average revenue per ton in the first quarter of 2005 compared to the first quarter of 2004 (before we owned them): (1) $213, or 32.5%, for EWCO’s steel tubing products, (2) $366, or 34.8%, for EWCO’s steel storage rack systems products. The increase in the average price per ton was primarily due to price increases in 2004 in the industry generally as a result of increased steel costs. Increases in average revenue per ton for these products substantially moderated in the last half of 2004, and declined from fourth quarter 2004 levels in the first quarter of 2005.

     In the case of Steelbank Tubular, the timing of the acquisition of the Haines Road facility and the change from a distribution orientated business to a manufacturing business, makes comparative per ton and total revenue data between 2004 and 2005 not meaningful.

Cost of Goods Sold and Gross Profit

     On a consolidated basis, the increase in Tarpon’s gross profit was due to its acquisition of EWCO in April 2004, its acquisition of Steelbank in May 2004, and its acquisition of Haines Road in February 2005. On a pro forma basis, EWCO’s, Haines Road’s and Steelbank’s gross margin percentage decreased from the first quarter of 2004 (when we did not own them) to the first quarter of 2005 primarily due to:

•	Tubing gross profit decreased in first quarter 2005 versus first quarter 2004 largely due to softening steel prices which generally reduces gross margins. In comparison, during 2004 steel prices rose increasing gross margins.

•	Although overall manufacturing overhead for EWCO decreased from $2,486,000 in first quarter 2004 to $2,208,000 in first quarter 2005 or by 11.2%, the decreased volume resulted in a $33 per ton increased cost due to our fixed manufacturing costs being spread over less volume

•	Manufacturing overhead for the period from February 17 to March 31 for Steelbank Tubular (Haines Road), was $264,000. Major costs were rent of $82,000, utilities and property taxes of $71,000, depreciation of $46,000 and personnel costs of $33,000.

•	Gross profit was adversely impacted as a result of finished goods and work-in-process inventory purchased from Bolton Steel Tube Co. Ltd. in connection with the acquisition of Haines Road in February 2005, which afforded little or nominal margin.

     Scrap steel sales increased approximately $179,000 at EWCO and decreased approximately $62,000 at Haines Road in the first quarter of 2005, compared to the first quarter of 2004, primarily as a result of an increase in scrap steel prices between those periods at EWCO and lower production volumes at Haines Road.

Total Operating Expenses

     The increase in Tarpon’s total operating expense for the first quarter of 2005 compared to the first quarter of 2004 of approximately $2,197,000 from $161,200 to $2,358,600 was primarily attributable to (1) its acquisitions of EWCO in April 2004, Steelbank in May 2004 and Haines Road in February 2005, (2) a $554,000 increase in legal, consulting and accounting expenses (including approximately $282,000 in audit fees), primarily due to the costs associated with public company compliance and (3) approximately $424,000 non-cash expense associated with non-employees stock option grants, (4) approximately $143,000 in recruitment fees and one-time contractual bonuses and (5) an approximately $45,000 increase in non-cash amortization expense relating to intangible assets acquired in the Steelbank and Haines Road acquisitions.

     As a result of its acquisition, EWCO added approximately $836,000 to our operating expenses in the first quarter of 2005. Major costs included (1) wages and benefits of approximately $303,000 (2) professional services expenses of approximately $173,000, (3) rent, utilities and office expenses of approximately $146,000, and (4) selling expenses of approximately $120,000.

     The acquisitions of Steelbank and Haines Road added approximately $464,000 to our operating expenses in the first quarter of 2005. Major costs included (1) wages and benefits of approximately $162,000, (2) rent, utilities and office expenses of approximately $81,000, including $25,000 of rent expense for Steelbank’s facility, which has subsequently been sublet, (3) professional services of approximately $30,000, and (4) delivery and automobile expenses of approximately $44,000, and (5) selling expenses of approximately $30,000 and (6) approximately $58,000 of legal expense paid by us on behalf of the former owners of Steelbank.

Interest and Other Expenses

     Tarpon’s interest expense increased approximately $268,000 in the first quarter of 2005, compared to the first quarter of 2004. The increase was primarily due to (1) approximately $43,400 of interest expense on the $2,150,000 2004 note financing primarily incurred after the first quarter of 2004 and repaid in February 2005, (2) $17,592 of interest expense related to notes payable to the former shareholder of EWCO, repaid in February 2005, (3) $4,700 of interest expense related to notes payable to the former shareholders of Steelbank, repaid in February 2005, (4) $8,100 of interest expense related to notes payable to the former owner of Haines Road, and (5) $107,000 and $12,500 on EWCO and Steelbank Tubular indebtedness, respectively and (6) $71,600 interest expense on Steelbank indebtedness related to the Greenfield Commercial Credit, Inc. factoring arrangement through February 2005. The factoring agreement was refinanced with the revolving credit line with LaSalle Business Credit.

     Tarpon’s financing costs increased approximately $15,000 in the first quarter of 2005 compared to the first quarter of 2004. The increase was due to the amortization of EWCO and Steelbank’s financing costs.

Income Taxes

     Tarpon has not recognized a potential tax benefit from its net losses because of the uncertainty regarding its ability to realize future tax benefit of its net operating loss carry forwards. The potential loss carry forward is approximately $4,600,000.

Liquidity and Capital Resources

Summary

     As of March 31, 2005, we had working capital of approximately $2,497,000, including cash and cash equivalents of approximately $2,860,000, accounts receivable of approximately $6,956,000, inventories of approximately $8,071,000 and total current liabilities of approximately $16,196,000, including accounts payable of approximately $8,308,000.

     EWCO has a credit facility with Standard Federal Bank, N.A., including a revolving credit facility for up to $9,000,000, and a $1,394,000 term loan. As of May 16, 2005, approximately $906,000 was available for borrowing under the revolving credit facility.

     In February 2005, Steelbank entered into a credit facility with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, including a revolving credit line for up to $8,000,000 Canadian dollars, and a $2,100,000 Canadian dollar term loan. Steelbank used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of Haines Road, to pay transaction fees and expenses, to refinance Steelbank’s full-recourse factoring arrangement and for general working capital purposes of Steelbank. As of May 13, 2005, approximately $1,606,000 was available for borrowing under the revolving credit facility.

     As of May 23, 2005, Steelbank Tubular, Inc. and Ewco were not in compliance with the financial loan covenants. Steelbank Tubular, Inc. and EWCO have obtained non-binding commitments from their respective lending institutions to adjust financial covenants and meet compliance.

     On May 18, 2005, Steelbank Tubular, Inc. purchased the Haines Road real estate assets, including closing fees and expenses, for $4,638,000 (Cdn. $5,870,000), consisting of (1) approximately $530,000 (Cdn. $670,000) in cash, (2) approximately $2,765,000 (Cdn. $3,500,000) one year mortgage bridge financing, and (3) vendor financing of approximately $948,000 (Cdn. $1,200,000) and $395,000 (Cdn. $500,000) payable August 16, 2006 in second and third mortgage financing, respectively.

     The estimated net proceeds of our initial public offering after deducting the total estimated expenses of the offering were approximately $11,946,000, of which approximately $1,917,000 is available for capital expenditures and general working capital.

     We believe that the net proceeds from our initial public offering, together with cash generated from our operations and normal borrowings under our lines of credit, will be adequate to satisfy our operating and capital requirements for at least the next 12 months, except for additional acquisitions. We do not have financial resources for additional acquisitions, which will have to be consummated, if at all, with our common shares. If we are unable to consummate additional acquisitions with our common shares, we will be required to raise capital through additional sales of debt or equity securities, which might not be possible, or forego the acquisition.

Sources and Uses of Cash

     Tarpon, our parent company, has incurred losses and negative cash flows in each year since its inception. It has financed its activities with funds received from sales of its common shares, notes, warrants and bank loans. As of May 16, 2005, approximately $906,000 was available for borrowing under EWCO’s revolving credit facility and as of May 13, 2005 approximately $1,606,000 was available for borrowing under Steelbank Tubular’s revolving credit facility. See “Financing Arrangements” for a discussion of Tarpon’s credit facility sources of liquidity over the next 12 months.

     In February 2005, Tarpon completed its initial public offering of common shares. The estimated net proceeds, after deducting the total estimated expenses, of our initial public offering were approximately $11,946,000, of which approximately $6,099,000 was used for the portion of the purchase price in the Haines Road acquisition payable at the February 2005 closing of the acquisition, and approximately $371,000 was used to pay a portion of the purchase price for the Haines Road real estate in May 2005, approximately $3,559,000 of which was used to pay the notes issued in February, March and April 2004 and in the EWCO and Steelbank acquisitions, and approximately $2,446,500 of which is intended to be used for capital expenditures and working capital.

Three Months Ended March 31, 2005

Cash Flows From Operating Activities

     Net cash provided by Tarpon’s (including Haines Road’s since February 17, 2005) operations, during the first three months of 2005 was approximately $288,000. Cash was used primarily by (1) approximately $1,460,000 of losses before depreciation and amortization, (2) an approximately $591,000 decrease in accounts payable and accrued expenses, primarily due to more timely payment of suppliers, (3) an approximately $227,000 increase in refundable income taxes, primarily due to tax losses, and (4) an approximately $52,000 increase in prepaid expenses.

     These decreases were partially offset by (1) an approximately $1,363,000 decrease in accounts receivable, primarily due to decreased sales and (2) an approximately $850,000 decrease in inventories primarily due to a shipment of a large SpaceRak order completed in the first quarter of 2005.

Cash Flows From Investing Activities

     Tarpon’s (including Haines Road since February 17, 2005) investing activities in the first three months of 2005, used approximately $7,655,000 in cash. Cash was used primarily as follows: (1) approximately $7,622,000 by Tarpon to acquire Haines Road, and (2) approximately $33,000 by EWCO and Haines Road to acquire miscellaneous equipment.

Cash Flows From Financing Activities

     Tarpon’s (including Haines Road since February 17, 2005) financing activities provided approximately $9,969,000 of cash flows in the first three months of 2005. Cash was provided primarily by (1) approximately $13,594,000 in net proceeds from our initial public offering of common shares, and (2) an approximately $888,000 in net borrowings by EWCO and Steelbank, primarily related to the acquisition of Haines Road. These sources were partially offset by approximately $4,493,000 primarily used to repay debt obligations associated with acquisition and bridge loan financing.

Financing Arrangements

     EWCO has a credit facility with Standard Federal Bank, N.A., including a revolving credit facility for up to $9,000,000, subject to a borrowing base based on eligible inventory and receivables, originally maturing August 31, 2007, and a $1,394,000 term loan. The term loan is payable in equal monthly installments of principal based on a five year amortization ending August 1, 2009, but matures August 31, 2007 if the revolving credit facility is not renewed. The principal amount outstanding bears interest, payable monthly, at the bank’s prime rate, plus, until the February 17, 2005 completion of our initial public offering, 0.375%.

     The loan agreement requires EWCO to maintain a minimum debt service coverage ratio (generally net income adjusted for depreciation, capital expenditures, and cash distributions and advances, divided by principal payments of debt) of at least 1.50 to 1.00. It also requires EWCO to maintain minimum tangible net worth of $1,400,000 plus 80% of its net income for the preceding fiscal year, starting with net income for 2005. As of March 31, 2005, EWCO was not in compliance with the financial covenants. EWCO has obtained a non-binding commitment from Standard Federal Bank to waive the defaults and adjust financial covenants, which the Company believes will allow it to maintain compliance.

     As of May 16, 2005, approximately $5,283,000 was outstanding under the revolving credit facility, approximately $1,231,000 was outstanding under the term loan, and approximately $906,000 was available for borrowing under the revolving credit facility, assuming revision of existing financial covenants.

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

     The Loan Agreement requires compliance with several financial covenants, including adjusted net worth of at least $9,100,000 Canadian dollars (or 90% of Steelbank’s actual net worth at February 17, 2005, if higher) plus 75% of net income each quarter beginning June 30, 2005 (ignoring quarters in which there is a net loss). It also requires Steelbank to maintain debt service coverage (generally net income adjusted for depreciation and amortization, non cash transactions, and capital expenditures divided by the total of all principal payments of long-term debt, capital leases, subordinated debt and all payments in respect of any distribution) of not less than 1.25 to 1.00. It also requires Steelbank to maintain interest coverage (generally net income adjusted for interest expense, bank fees and net costs under interest rate contracts, taxes, depreciation and amortization and non cash items divided by interest expense plus bank fees and net costs under interest rate contracts) of at least 1.50 to 1.00.

     As of March 31, 2005, Steelbank Tubular was not in compliance with the financial covenants. Steelbank Tubular has obtained a non-binding commitment from ABN AMRO Bank N.V Canada Branch to adjust financial covenants and maintain compliance.

     As of May 13, 2005, approximately $791,000 was outstanding under the revolving credit facility, approximately $1,631,000 was outstanding under the term loan, and approximately $1,606,000 was available for borrowing under the revolving credit facility without violating any of the existing financial covenants.

     Steelbank used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of Haines Road, to pay transaction fees and expenses, to refinance Steelbank’s full-recourse factoring arrangement and for general working capital purposes of Steelbank.

     On May 18, 2005, Steelbank Tubular, Inc. purchased the Haines Road real estate assets, including closing fees and expenses, for $4,638,000 (Cdn. $5,870,000), consisting of (1) approximately $530,000 (Cdn. $670,000) in cash, (2) approximately $2,765,000 (Cdn. $3,500,000) one year mortgage bridge financing, and (3) vendor financing of approximately $948,000 (Cdn. $1,200,000) and $395,000 (Cdn. $500,000) payable August 16, 2006 in second and third mortgage financing, respectively.

Critical Accounting Policies and Use of Estimates

     Our discussion and analysis of our financial condition and results of operations are based on the related financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to accounting for business combinations, including intangible assets acquired, impairment of long-lived assets, allowances for doubtful accounts and valuing options and warrants granted to non-employees and tax valuation allowances. Actual results could differ from these estimates. We evaluate our estimates primarily based on historical experience, business knowledge and various assumptions we believe to be reasonable under the circumstances. These estimates are evaluated by management and revised as circumstances change. We believe that the following critical accounting policies and estimates affect our more significant estimates and judgments used in the preparation of our financial statements.

Business Combinations and Intangible Assets

     We have adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. In arriving at the fair value of assets and liabilities acquired in our acquisitions of EWCO, Steelbank and Haines Road, we have assumed that book values approximate fair values, with the exception of equipment obtained in the purchase of EWCO, which was written down due to the fair value of the assets acquired and liabilities assumed exceeding the cost of EWCO, and EWCO, Steelbank and Haines Road inventories, which were written up to resale value. Adjustments to fair values of the assets and liabilities acquired would generally change the value of goodwill recognized in the acquisition by a corresponding amount

     SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If an impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected undiscounted cash flows. As of March 31, 2005, our intangible assets consisted of goodwill, customer base and covenants not to compete relating to the Haines Road and Steelbank acquisitions. Goodwill will not be amortized, but will be tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

     Long-lived assets include property, intangible assets subject to amortization, and certain other assets. The carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate impairment by comparing the fair value of the intangible assets with indefinite lives and goodwill with their carrying values. We determine fair value of goodwill using the sum of the undiscounted cash flows projected to be generated by the acquired business giving rise to that goodwill. This requires us to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and services, future market conditions, and technological developments. For example, in evaluating the fair value of the goodwill recognized in connection with the Steelbank and Haines Road acquisitions, we have assumed no annual growth in revenues.

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

Contractual Obligations

     As of March 31, 2005, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2004 under the caption “Contractual Obligations”, except for those caused by the acquisition of Haines Road, Steelbank’s new credit facility with LaSalle and our initial public offering of common shares, which are described in Notes 3, 7 and 10 of the Notes to Consolidated Financial Statements included in Item 1 of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We are subject to commodity price risk, primarily with respect to purchases of steel. Purchased steel represents the most significant portion of EWCO’s and Haines Road’s cost of goods sold. As a result, fluctuations in the cost of purchased steel, which can be volatile and cyclical in nature, have a significant impact on our margins both positively and negatively. Our steel costs have risen significantly since 2003, although for EWCO they declined in the first quarter of 2005 from fourth quarter 2004 levels. Haines Road continued to see cost increases due to the ramifications of the transfer of ownership, availability of steel and the associated purchase accounting. In 2004, we were generally successful in passing these higher steel costs on to our customers because our competitors also increased their prices, but we are not always successful in doing so. We currently seek to minimize the potential adverse impact of commodity price risks of our steel inventory by minimizing the amount of steel inventory we carry. However, opportunities to purchase larger quantities at below market value are considered and reviewed against current market conditions. We try to coordinate our steel purchases with our sales and production forecast, generally resulting in a one to two month supply of steel.

     The tables below provide information about our financial instruments that are sensitive to changes in interest rates, foreign currency exchange rates, or both, consisting of debt obligations, including Canadian dollar-denominated debt obligations. The tables provide information by functional currency and present such information in U.S. dollar equivalents. For these financial instruments, the tables present principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on current rates for the applicable period. Weighted average fixed rates are based on the contract rates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows of the instruments are denominated in U.S. dollars (U.S.$) and Canadian dollars (Cdn.$), as indicated in parenthesis.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(U.S.$ equivalent in thousands)
Short-term Debt:
Variable Rate (U.S.$)	$5,945						$5,945	$5,945
Average interest rate	6.13%
Long-term Debt:
Variable Rate (U.S.$)	$—	$290	$289	$287	$280	$163	$1,309	$1,309
Average interest rate		8.06%	8.06%	8.06%	8.00%	8.00%
Fixed Rate (U.S.$)	$—	$345	$345	$345	$345	$345	$1,725	$1,725
Average interest rate		5.75%	5.75%	5.75%	5.75%	5.75%
Variable Rate (Cdn.$)	$—	$111	$1,097	$111			$1,319	$1,319
Average interest rate		8.00%	8.00%	8.00%

     The tables below provide information about the Company’s steel inventory that is sensitive to changes in commodity prices, specifically steel prices. The tables present the carrying amount and fair value as of the indicated date.

	March 31, 2005
	Carrying Amount	Fair value
	(U.S.$ equivalent in thousands)
Steel Inventories	$4,631	$4,631

ITEM 4. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of March 31, 2005, and, based on their evaluation, our principal executive and principal financial officers have concluded that these controls and procedures are effective as of March 31, 2005, except as otherwise described below. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our first quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we hired additional staff.

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

     Until April 2004, we consisted only of a holding company with no operations. In April and May 2004, we acquired EWCO and Steelbank. These companies were established private companies with accounting procedures not suitable for public company reporting. In February 2005, we acquired Haines Road, except for real estate. This was one operation of a larger private company, again with accounting procedures which were not suitable for public company reporting.

     Our Independent Registered Public Accounting Firm has identified a variety of deficiencies in our internal controls over financial reporting. These deficiencies stem in significant part from the acquisition policy which we are following in which private, unrelated companies are being combined. Nine of these deficiencies were classified as significant which when aggregated meet the definition of a material weakness in our internal control. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The significant deficiencies are as follows:

1.	A lack of formalized accounting policies and procedures, including written procedures for monthly, quarterly and annual closing of financial books and records.

2.	A lack of common systems or a common chart of accounts and the use of spreadsheets to perform consolidations, which resulted in errors.

3.	Insufficient staff in the accounting and information technology departments to handle non-routine transactions such as acquisitions or finance transactions.

4.	Little if any review or oversight of the reporting process which has resulted in the inability of the Company to detect material errors. The Company has experienced significant difficulty in preparing accurate financial statements. The financial statements presented to our Independent Registered Public Accounting Firm have included numerous material errors.

5.	No process in place to ensure that the financial statements presented adequately disclose information required by Generally Accepted Accounting Principles (GAAP).

6.	Formal reconciliations and supporting documentation are not prepared prior to the financial statements being finalized.

7.	The Company has not adequately segregated duties within the accounting department. Certain individuals are performing processes or controls that are incompatible with their assigned roles. During our Independent Registered Public Accounting Firm’s audit, they noted that the Controller and staff accountants have the ability to initiate and record journal entries, prepare reconciliations and assist in the preparation of the financial statements. In addition, these employees have the ability to process transactions and have access to the general ledger system. The Company has not formally reviewed the activity level controls of individuals with access to financial systems to ensure that duties are adequately segregated.

8.	Certain individuals have access to all of the process applications used by the Company, as well as the general ledger package, which raises concern over security access. These employees have the ability to post transactions and adjustments within the accounting records of the Company. The Company does not have a formal process to ensure that appropriate system access is granted.

9.	The Company does not have an adequate process in place to identify and ensure that non-standard journal entries are subject to an appropriate level of review.

     In addition, our Independent Registered Public Accounting Firm has informed us that they do not believe we have the resources or knowledge to adequately complete the process of documenting, testing, and evaluating our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, which could result in failure to file the appropriate reports with the SEC.

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

     These efforts require significant time and resources. If we are unable to establish appropriate internal financial reporting controls and procedures, our reported financial information may be inaccurate and we will encounter difficulties in the audit or review of our financial statements by our independent auditors, which in turn may have material adverse effects on our ability to prepare financial statements in accordance with generally accepted accounting principles and to comply with our SEC reporting obligations on a timely basis.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities.

     1. In connection with our acquisition of Steelbank, we agreed to issue 60,636 of our common shares to the three accredited investor former owners of Steelbank. These common shares were issued at the February 2005 closing of our initial public offering in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act.

     2. We granted designees of Bainbridge Advisors, Inc., one of our consultants, J. Peter Farquhar, our Chief Executive Officer, James T. House, our Chief Financial Officer, Patrick J. Hook, our President and Chief Operating Officer, Jeffrey Greenberg, Mark D. Madigan, and Barry Seigel, former owners of Steelbank, J. Peter Farquhar, Dr. Robert H. Pry and Michael A. Ard, three of our directors, and various employees (including Mr. Madigan), options to purchase 110,000, 50,000, 40,000, 40,000, 18,802, 18,802, 18,802, 10,000, 10,000, 10,000 and 22,500 common shares, respectively, under our 2004 Stock Option Plan, and we have granted J. Peter Farquhar, one of our directors, 2,000 common shares, all effective at the February 2005 closing of our initial public offering. Bainbridge designated Gary D. Lewis and his son, Gary N. Lewis, who both perform consulting work for us, as its designees. The common shares, the options, and the offer of the underlying common shares upon exercise of the options, were granted in reliance on the exemptions from registration contained in Rule 701 under the Securities Act and Section 4(2) of the Securities Act.

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

     The following table provides information concerning the estimated amount of expenses incurred for the Company’s account in connection with the Offering through May 18, 2005:

	Payments to	Payments to
	“Affiliates”*	Others
Underwriting discounts and commissions	$—	$1,147,125
Finder’s Fees	—	—
Expenses paid to or for underwriters	—	491,625
Other expenses (primarily legal, audit, registration fees and printing)	50,000	2,752,857	**

Total expenses	$50,000	$4,391,607	**

*	Includes direct or indirect payments to directors and officers of the Company and their associates, to persons owning ten percent or more of any class of equity securities of the issuer, and to affiliates of the issuer. In March of 2005, the Board of Directors approved a payment of $50,000 to Bainbridge Advisors in consideration of certain advisory services rendered to the Company that were not originally contemplated by the parties.

**	Estimated.

The estimated net Offering proceeds to the Company after deducting the total estimated expenses described above is approximately $11,946,000. The following table provides information concerning the amount of the net Offering proceeds to the Company used for the following purposes through May 18, 2005:

	Payments to	Payments to
	“Affiliates”*	Others
Construction of plant, building and facilities	$—	$—
Purchase and installation of machinery and equipment	—	—
Purchases of real estate — Haines Road real estate	—	371,000
Acquisition of other business(es)	—	6,099,000
Repayment of indebtedness	—	3,559,000
Working capital	—	—
Temporary investment — working capital	—	1,917,000	**
Other purposes	—	—

Total uses	$—	$11,946,000

*	Includes direct or indirect payments to directors and officers of the Company and their associates, to persons owning ten percent or more of any class of equity securities of the issuer, and to affiliates of the issuer.

**	Estimated.

     The estimated expenses incurred for the Company’s account in connection with the Offering exceeds the Company’s original estimate of expenses to be incurred. The increase in the estimated expenses is principally the result of legal, accounting and other professional fees incurred by the Company in connection with the Offering, which are estimated to be $1,302,000 higher than originally estimated.

     The Company plans to use the additional proceeds for capital expenditures or additional working capital as business conditions dictate. However, approximately $900,000 has been temporarily used to repay lines of credit at subsidiaries, which may not be able to be reborrowed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The company is not in compliance with certain financial covenants with its lending institutions, for which it has obtained non-binding commitments to adjust such covenants and maintain compliance.

ITEM 5. OTHER INFORMATION

Updates to Risk Factors.

     An investment in our common shares involves a high degree of risk. You should carefully consider the specific factors listed our Annual Report on Form 10-K for the year ended December 31, 2004, as updated below, together with the cautionary statement under the caption “Cautionary Statement Regarding Forward Looking Statements” and the other information included in this report, before purchasing our common shares. If any of these risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common shares could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

We and our acquired companies have a history of losses and may not become profitable in the future, which would adversely affect the price of our common shares.

     Tarpon, the parent company, does not have any revenue generating operations. It operates through its recently acquired operating subsidiaries, EWCO and Steelbank Tubular. From inception on January 16, 2002 through March 31, 2005, Tarpon did not generate any revenues and incurred net losses of approximately $5,021,000, including a net loss of approximately $1,995,000 in 2004 and a net loss of approximately $1,610,000 in the first quarter of 2005. Tarpon has funded such losses and a portion of its acquisition costs through equity investments and through borrowings paid from the proceeds of our initial public offering. Tarpon has never been profitable and might never become profitable. If we do become profitable, the market price of our common shares will likely decline.

Our Haines Road mortgage financing is short-term and we might not be able to refinance or pay this debt when it matures. On May 18, 2005, we completed the acquisition of the real estate of Haines Road.

     We obtained bridge mortgage financing of $2,765,000 (Cdn $3,500,000). The bridge financing is payable May 17, 2006. In the event that we are unable to replace the bridge financing by May 17, 2006 we will be required to pay the outstanding balance from available cash reserves which we might not have. If we do not refinance or repay the loan, the premises could be repossessed by the lender, which would likely require us to discontinue Haines Road’s business for a significant period of time or even permanently. Even if we could find another suitable location on terms and conditions acceptable to us, we would incur substantial costs and disruption of our business if we were required to move our Haines Road assets to a different location.

Our level of indebtedness materially affects our operations and even our survival.

     As of March 31, 2005 our total consolidated indebtedness for borrowed money, including current maturities, was approximately $10,298,000, not including the approximately $4,108,000 of new mortgage financing added in May 18, 2005 in connection with the acquisition of the Haines Road real estate. Subject to the limits on EWCO and Steelbank pursuant to their credit facilities, we may incur additional debt in the future. Our level of indebtedness and the debt servicing costs associated with that indebtedness will require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes. In addition, a material default in our indebtedness obligations could result in the failure of our business.

Covenant restrictions in our credit facilities may limit our ability to operate our business and, since we are currently in default of several financial covenant restrictions, may prevent us from borrowing under those facilities and may require us to seek to refinance our loans.

     EWCO has a credit facility secured by all of its personal property. Its loan agreement requires it to maintain a minimum debt service coverage ratio and minimum tangible net worth. It also generally prohibits dividends and limits EWCO’s ability to make capital expenditures and incur additional debt. Steelbank has a credit facility secured by all of its assets. Its credit facility prohibits Steelbank from guaranteeing additional indebtedness, incurring indebtedness, creating liens, paying dividends, making certain types of investments, entering into transactions with affiliates, making capital expenditures in excess of $500,000 Canadian dollars in any fiscal year, selling assets, merging with other companies or entering into any transactions outside of the ordinary course of business. It also requires compliance with several financial covenants, including adjusted net worth, debt service coverage and interest coverage covenants. These covenants affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. We are currently in default of the financial covenants under the EWCO and Steelbank loan agreements, which constitutes an event of default that, if not cured or waived, could prevent us from borrowing under our credit facilities and could cause us to seek to refinance our borrowings or could subject us to foreclosure on our assets. The lenders under the EWCO and Steelbank loan facilities have provided a non-binding commitment to review such covenants, but the defaults have not been waived nor have the covenants been revised. As a result of the defaults, both loans would be accelerated and the lenders could foreclose on the assets pledged as security for the loans or could subject us to foreclosure on our assets.

Rising interest rates will have a substantial impact on our interest expense under our working capital loans and will impact our ability to make our debt payments.

     Interest under our existing working capital facilities accrues at fluctuating rates. Rising interest rates could have a substantial impact on our interest expense and will impact our ability to make our debt payments. As of March 31, 2005, each 1% increase in prime rates would result in an approximate increase of $70,000 in our yearly interest expense under such facilities, assuming they are at the maximum permitted amounts.

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

     Until April 2004, we consisted only of a holding company with no operations. In April and May 2004, we acquired EWCO and Steelbank. These companies were established private companies with accounting procedures not suitable for public company reporting. In February 2005, we acquired Haines Road, except for real estate. This was one operation of a larger private company, again with accounting procedures which were not suitable for public company reporting.

     Our Independent Registered Public Accounting Firm has identified a variety of deficiencies in our internal controls over financial reporting. These deficiencies stem in significant part from the acquisition policy which we are following in which private, unrelated companies are being combined. Eight of these deficiencies were classified as significant which when aggregated meet the definition of a material weakness in our internal control. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The significant deficiencies are as follows:

1.	A lack of formalized accounting policies and procedures, including written procedures for monthly, quarterly and annual closing of financial books and records.

2.	A lack of common systems or a common chart of accounts and the use of spreadsheets to perform consolidations, which resulted in errors.

3.	Little if any review or oversight of the reporting process which has resulted in the inability of the Company to detect material errors. The Company has experienced significant difficulty in preparing accurate financial statements. The financial statements presented to our Independent Registered Public Accounting Firm have included numerous material errors.

4.	No process in place to ensure that the financial statements presented adequately disclose information required by Generally Accepted Accounting Principles (GAAP).

5.	Formal reconciliations and supporting documentation are not prepared prior to the financial statements being finalized.

6.	The Company has not adequately segregated duties within the accounting department. Certain individuals are performing processes or controls that are incompatible with their assigned roles. During our Independent Registered Public Accounting Firm’s audit, they noted that the Controller and staff accountants have the ability to initiate and record journal entries, prepare reconciliations and assist in the preparation of the financial statements. In addition, these employees have the ability to process transactions and have access to the general ledger system. The Company has not formally reviewed the activity level controls of individuals with access to financial systems to ensure that duties are adequately segregated.

7.	Certain individuals have access to all of the process applications used by the Company, as well as the general ledger package, which raises concern over security access. These employees have the ability to post transactions and adjustments within the accounting records of the Company. The Company does not have a formal process to ensure that appropriate system access is granted.

8.	The Company does not have an adequate process in place to identify and ensure that non-standard journal entries are subject to an appropriate level of review.

     In addition, our Independent Registered Public Accounting Firm has informed us that they do not believe we have the resources or knowledge to adequately complete the process of documenting, testing, and evaluating our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, which could result in failure to file the appropriate reports with the SEC.

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

     These efforts require significant time and resources. If we are unable to establish appropriate internal financial reporting controls and procedures, our reported financial information may be inaccurate and we will encounter difficulties in the audit or review of our financial statements by our independent auditors, which in turn may have material adverse effects on our ability to prepare financial statements in accordance with generally accepted accounting principles and to comply with our SEC reporting obligations on a timely basis.

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

     The cost of purchased steel for manufacturing our products represented approximately 70% of EWCO’s revenues in the first quarter of 2005 and approximately 76% of Steelbank Tubular’s revenues in the first quarter of 2005. As a result, the steel industry, which is highly volatile and cyclical in nature, materially affects our business. EWCO’s average steel costs increased approximately 32% from the first quarter of 2004 to the first quarter of 2005, but decreased approximately 7% from the fourth quarter of 2004 to the first quarter of 2005, and Haines Road’s average steel costs increased approximately 243% from the first quarter of 2004 to the first quarter of 2005, and increased approximately 24% from the fourth quarter of 2004 to the first quarter of 2005. The significant increase in the average cost of steel at Haines Road was due to the increase in steel prices and write up in inventory to fair value in connection with our acquisition, partially offset by the decline in steel prices from the fourth quarter of 2004 to the first quarter of 2005. Changes in steel prices have a significant impact on the margins for our products. While we attempt to recover any increase in steel costs by increasing the price of our products, increases in the prices of our products might not fully compensate for steel price increases and can lag behind increases in steel prices, adversely affecting our gross profit margins. Lower steel costs often require us to lower the price of our products to meet competitors’ prices, which decreases might be more than the decrease in steel prices and can anticipate decreases in steel prices, either of which would adversely affect our gross profit margins.

We are dependent on a few suppliers for a significant portion of our steel, so interruption of that supply could impair our ability to manufacture our products or require us to pay higher prices to obtain steel.

     In the first quarter of 2005, EWCO purchased approximately 45% in dollar value of its steel from a total of four suppliers and Haines Road purchased approximately 46% of its steel from four suppliers. While we believe steel is generally available from a number of suppliers, the loss of any of our present suppliers, interruption of production at one or more of these suppliers or any other disruption in the supply of steel from these suppliers could impair our ability to manufacture our products or require us to pay higher prices to obtain steel from other sources. We do not intend to maintain significant inventories of steel.

We are dependent on a small sales force for a majority of our sales, so losing any of them would adversely affect our business.

     We depend on a seven person sales force for a majority of our sales. Our sales force accounted for approximately 94% of EWCO’s sales in the first quarter of 2005 and 100% of Haines Road’s sales in the first quarter of 2005. Therefore, the loss of any of our sales employees may have an adverse effect on our business, financial condition and results of operations.

We are dependent on our distributors for a significant portion of our SpaceRak sales, so their failure to sell our products adequately would adversely affect our business.

     We depend on our distributors for a significant portion of our sales of SpaceRak products. SpaceRak products represented approximately $6,332,200, or approximately 45%, of Tarpon’s sales in the first quarter of 2005, and approximately 44% of the SpaceRak sales were made through distributors. If our distributors fail to market, promote and sell our products adequately, our business, financial condition and results of operations would be adversely affected.

Risks Relating to Our Common Shares

The market price of our common shares could fluctuate significantly.

     If an active trading market for the common shares is not maintained, holders of common shares might find it difficult to resell, or be unable to sell, their common shares. The market price of our common shares might be highly volatile. Also, changes in our business, our results of operations, our financial condition, our industry, the economy, stock markets in general and trading in our stock in particular could cause the market price of our shares to fluctuate substantially.

Cautionary Statement Regarding Forward-Looking Statements.

     Some of the statements in this report are forward-looking statements. Forward-looking statements include statements relating to our performance in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” sections of this report. In addition, we may make forward-looking statements in future filings with the Securities and Exchange Commission and in written materials, press releases and oral statements issued by us or on our behalf. Forward-looking statements include statements regarding the intent, belief or current expectations of us or our officers, including statements preceded by, followed by or including forward-looking terminology such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “propose,” “estimate,” “continue,” “predict” or similar expressions, with respect to various matters. Our actual results are likely to differ materially from those projected in the forward-looking statements due to numerous factors, particularly those discussed in “Risk Factors” in our Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2004, as updated by the “Risk Factors” in this report. All forward-looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARPON INDUSTRIES, INC. (Registrant)
Dated: May 23, 2005	By:	/s/ James T. House
James T. House
Its: Senior Vice President, Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary (Duly Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.