Form 10-Q
period 2005-06-30
Tarpon Industries, Inc.
filed 2005-08-15
CIK 1303565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ________

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

                                 (810) 364-7421
              (Registrant's telephone number, including area code)

                                       N/A
             (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         The number of the registrant's common shares outstanding as of August 5, 2005 was 4,640,130.

                             TARPON INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................2

 ITEM 1.    FINANCIAL STATEMENTS...............................................2

 ITEM 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL
            CONDITION  AND RESULTS OFOPERATIONS...............................17
 ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........25

 ITEM 4.    CONTROLS AND PROCEDURES...........................................27

PART II - OTHER INFORMATION...................................................29

         ITEM 1.           LEGAL PROCEEDINGS..................................29

         ITEM 2.           DEFAULTS UPON SENIOR SECURITIES....................29

         ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..29

         ITEM 5.           OTHER INFORMATION..................................30

         ITEM 6.           EXHIBITS...........................................30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             TARPON INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Tarpon Industries, Inc.
Consolidated Balance Sheets --- June 30, 2005 and December 31, 2004...........3
Consolidated Statements of Operations --- For the Three and Six Months
Ended June 30, 2005 and 2004..................................................4
Consolidated Statements of Cash Flows --- For the Six Months Ended June 30,
     2005 and 2004............................................................5
Notes to Consolidated Financial Statements....................................6

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,      December 31,
                                                                    2005            2004
                                                                    --------------------

ASSETS: .......................................................      (unaudited)
CURRENT ASSETS:
Cash and cash equivalents .....................................   $    807,853    $    257,786
Accounts receivable (less allowance for doubtful
ccounts for 2005 of $133,723
     and for 2004 of $335,884) ................................      6,753,210       8,327,708

Inventories ...................................................      7,703,672       7,604,384

Prepaid expenses ..............................................        412,172         569,040

Prepaid initial public offering expenses ......................           --         2,076,468

Deposits ......................................................         94,447         265,116

Deferred tax asset ............................................         57,473          52,552

Capitalized acquisition costs .................................         13,660         131,428
                                                                        ------         -------
      Total current assets ....................................     15,842,487      19,284,482


Property plant and equipment - net ............................     10,669,149         635,051

Deferred financing costs ......................................         74,042          71,812

Deferred tax asset ............................................        189,929            --

Goodwill ......................................................      3,689,218       1,279,810

Intangible assets, net of amortization ........................      1,542,562         436,638
                                                                     ---------         -------
TOTAL ASSETS ..................................................   $ 32,007,387    $ 21,707,793
                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES:
Short-term debt ...............................................   $ 10,265,056    $ 11,467,706

Accounts payable - trade ......................................      6,303,730       8,345,395

Accrued expenses ..............................................      1,324,942         781,222

Success fees ..................................................        222,222         233,333

Income taxes payable ..........................................         37,072         135,712

Current maturities on long-term debt ..........................      3,741,741         405,107
                                                                     ---------         -------
     Total current liabilities ................................     21,894,763      21,368,475


Long-term debt less current maturities ........................      1,509,437       1,314,218

Other long-term liabilities ...................................         13,079          64,286

Long-term success fees, less current maturities ...............         66,667            --

SHAREHOLDERS' EQUITY (DEFICIT):
Common shares; no par value, authorized, 20,000,000 shares at June 30, 2005 and 10,000,000 shares at December 31, 2004; issued and outstanding,

4,640,130 shares at June 30, 2005 and 1,229,732
shares at December 31, 2004 ...................................     14,804,225       2,130,952

Accumulated deficit ...........................................     (6,488,888)     (3,411,380)

Foreign currency translation ..................................        208,104         241,242
                                                                       -------         -------
          Total shareholders' equity (deficit) ................      8,523,441      (1,039,186)
                                                                     ---------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)               $ 32,007,387   $ 21,707,793
                                                                   ============   ============

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                        Three Months Ended June 30,              Six Months Ended June 30,
                                                    -------------------------------------   ------------------------------------
                                                          2005                2004               2005                 2004
                                                    -----------------    ----------------   ----------------     ---------------
REVENUES:
Sales, net of customer discounts                        $ 15,086,908        $ 11,992,602       $ 29,105,264         $11,992,602

Cost of goods sold                                        14,192,483          10,490,443         27,426,915          10,490,443
                                                    ----------------------------------------------------------------------------

         Gross profit                                        894,425           1,502,159          1,678,349           1,502,159

Selling, general and administrative expenses               2,121,866           1,107,867          4,480,482           1,269,161
                                                    -----------------    ----------------   ----------------     ---------------

OPERATING (LOSS) INCOME                                   (1,227,441)            394,292         (2,802,133)            232,998

OTHER (INCOME) EXPENSE:
Miscellaneous (income) expense                                27,989             (21,426)            41,352             (21,426)
Interest expense                                             186,818             330,733            458,148             334,515
Financing costs                                               14,776             137,051             29,691             137,051
Interest and dividend income                                     (44)               (592)            (4,849)               (592)
Foreign exchange                                              71,114              48,441            (53,346)             48,441
                                                    -----------------    ----------------   ----------------     ---------------
         Total other (income) expense                        300,653             494,207            470,996             497,989
                                                    -----------------    ----------------   ----------------     ---------------

LOSS BEFORE INCOME TAXES                                  (1,528,094)            (99,915)        (3,273,129)           (264,991)
PROVISION FOR INCOME TAXES                                   (60,295)            113,021           (195,621)            113,021
                                                    -----------------    ----------------   ----------------     ---------------

NET LOSS                                                $ (1,467,799)         $ (212,936)      $ (3,077,508)         $ (378,012)
                                                    =================    ================   ================     ===============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                $ (0.32)            $ (0.17)           $ (0.82)            $ (0.31)
                                                    =================    ================   ================     ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       4,640,130           1,229,732          3,740,386            1,224,842
                                                           =========           =========          =========           =========


                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Six Months Ended June 30,
                                                                                       --------------------------
                                                                                             2005            2004
                                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $ (3,077,508)   $   (378,012)
Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                                      334,257         255,337
       Unrealized foreign currency loss (gain)                                            (24,374)          2,274
       Non-employee stock options                                                         424,200             -
       Deferred tax benefit                                                              (194,916)            -
       Stock issued for consulting services                                                   -            50,000
       Changes in assets and liabilities:
              Accounts receivable (increase) decrease                                   1,574,498        (340,261)
              Inventory (increase) decrease                                             1,061,135      (1,920,192)
              Prepaid expenses (increase) decrease                                         51,821        (406,160)
              Accounts payable and accrued expenses (decrease)                         (2,361,600)     (1,016,314)
             Income taxes payable (decrease)                                              (91,999)        122,498
                                                                                     ------------    ------------
        Net cash used in operating activities                                          (2,304,486)     (3,630,830)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received                                                     (8,151,820)       (321,736)
Capital and other expenditures                                                           (138,429)        (17,517)
                                                                                     ------------    ------------
         Net cash used in investing activities                                         (8,290,249)       (339,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares (net of issuance costs paid in 2005 of
$ 1,154,485)                                                                           13,512,121             -
Initial public offering expenditures                                                          -           (23,465)
Financing costs                                                                           (20,000)       (161,330)
Net borrowings on credit facilities                                                       708,587       1,134,907
Proceeds from 2004 bridge note financing                                                      -         2,150,000
Proceeds from issuance of long term debt                                                1,714,524       1,165,726
Repayment of long-term obligations                                                       (341,467)        (55,897)
Repayment of short-term obligations                                                    (4,420,743)            -
                                                                                                     ------------
        Net cash provided by financing activities                                      11,153,022       4,209,941
IMPACT OF FOREIGN CURRENCY EXCHANGE ON CASH                                                (8,220)            -
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 550,067         239,858
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            257,786          22,454
                                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $    807,853    $    262,312
                                                                                     ============    ============
Supplemental disclosure of cash flow information:
Non-cash transactions:
        Success fee obligation for acquisition                                       $    200,000    $    400,000
                                                                                     ============    ============
        Accrued initial public offering expenditures                                 $    427,913      $      -
                                                                                     ============    ============
        Stock issued as payment of debt                                              $    303,180      $      -
                                                                                     ============    ============
        Issuance of debt to purchase land and building                               $  4,141,488      $      -
                                                                                     ============    ============
        Obligations incurred in Steelbank acquisition                                 $       -      $  1,175,520
                                                                                     ============    ============
        Issuance of stock warrants                                                    $       -      $    651,583
                                                                                     ============    ============

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Financial Statement Presentation

         We prepared our unaudited interim financial statements pursuant to the Securities and Exchange Commission's rules. Accordingly, they do not include all of the information and notes normally included in our annual financial statements prepared in accordance with generally accepted accounting principles. We believe, however, that the disclosures are adequate to make the information presented not misleading.

         The unaudited interim financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the six-month period ended June 30, 2005 do not necessarily indicate the results that should be expected for the year ending December 31, 2005. The unaudited interim financial statements should be read together with the financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Periodically during the second quarter of 2005, the Company maintained a balance in one financial institution in excess of the federally insured limit of $100,000.

2.       Acquisitions by the Company

         Tarpon Industries, Inc. (formerly known as Wall St. Acquisitions, Inc.) (the "Company") was incorporated in Michigan on January 16, 2002. The Company completed two acquisitions in 2004. Eugene Welding Co., or "EWCO," was acquired in April 2004, and Steelbank, Inc., or "Steelbank," was acquired in May 2004. EWCO manufactures structural steel tubing and steel storage rack systems at two manufacturing facilities in Michigan, north of Detroit. Steelbank, at such time, acted only as a distributor and sales representative for the sale of third party structural and mechanical steel tubing.

         In February 2005 the Company, through Steelbank, completed the acquisition of the assets, other than the land and plant building, of the Haines Road facility of Bolton Steel Tube Co., Ltd., or "Haines Road", and in May 2005 it completed the acquisition of the land and plant building. The Haines Road facility, located near Toronto, Ontario Canada, manufactures primarily mechanical steel tubing at a manufacturing facility located near Toronto, Ontario, Canada. On April 6, 2005, Steelbank, Inc. changed its name to Steelbank Tubular, Inc., and relocated to the Haines Road facility.

         The aggregate purchase price including expenses related to the Haines Road acquisition transaction was approximately $10,190,000 (Cdn.$12,489,000) consisting of (1) approximately $9,211,000 (Cdn.$11,289,000) payable in cash (2) approximately $979,000 (Cdn.$1,200,000) secured, subordinated promissory note, either payable 15 months after closing or by offsetting adjustments made after closing or for purchases by Bolton from Haines Road. The purchase price consisted of $9,689,000 (Cdn.$11,875,000) for the assets acquired, a $200,000 success fee in connection with the transaction, payable to Bainbridge Advisors over 24 months, and approximately $301,000 in expenses related to the transaction. We funded a portion of the purchase price with proceeds from our initial public offering and from a term loan described in Note 6.

         Pursuant to a Guarantee between Tarpon and Bolton, Tarpon guaranteed Steelbank Tubular, Inc.'s obligations under the secured subordinated promissory note executed by Steelbank Tubular, Inc. in favor of Bolton. As part of the transaction, we have agreed not to compete with Bolton with respect to hot-dipped galvanized products for a period of six months after closing. Bolton also agreed not to compete with Tarpon on the pre-galvanized tubing market for six months.

         On May 18, 2005, Steelbank Tubular, Inc. purchased the Haines Road real estate assets, including closing fees and expenses, for $4,638,000 (Cdn. $5,870,000), consisting of (1) approximately $530,000 (Cdn. $670,000) in cash,
(2) approximately $2,765,000 (Cdn. $3,500,000) one year mortgage bridge financing, and (3) seller financing of approximately $948,000 (Cdn. $1,200,000) and $395,000 (Cdn. $500,000) payable August 18, 2006 in second and third mortgage financing, respectively.

         The Company had leased the Haines Road real estate during the period between the acquisition closing date and the real estate closing date at a monthly rent of approximately $62,300 (Cdn.$75,000).

         The following table summarizes the assets acquired and liabilities assumed in connection with the acquisition of the Haines Road:



                                           Haines Road **
                                          ------------------
Current assets                                $   1,183,000

Property, plant and equipment                     5,356,000

Goodwill                                          2,439,000

Other intangible assets                           1,212,000

Land and buildings                                4,638,000
                                          ------------------
Total assets acquired                         $  14,828,000
                                          ==================



** converted at the exchange rate in effect at the dates of acquisition

         The following unaudited pro forma consolidated information is provided as if the acquisition of the Haines Road facility and EWCO had occurred as of the beginning of the applicable period. The unaudited pro forma information does not reflect any benefits from synergies that might be achieved from combining operations and does not reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies. The unaudited pro forma amounts include adjustments that are based upon available information and various assumptions that the Company believes are reasonable.

                                             Three Months Ended June 30,            Six Months Ended June 30,
                                             ---------------------------            ------------------------

                                                           2005            2004           2005            2004
                                                           ----            ----           ----            ----



 Net sales                                         $ 15,086,908    $ 17,710,525   $ 31,570,889    $ 32,731,209
Income (loss) before taxes                         $ (1,574,380)   $    449,439   $ (2,937,910)   $    383,862
 Net income (loss)                                 $ (1,496,033)   $     10,975   $ (2,691,971)   $   (184,459)

Net loss per common share - basic and diluted      $      (0.32)   $       0.00   $      (0.58)   $      (0.04)
Weighted average number of common shares
outstanding                                           4,640,130       4,640,130      4,640,130       4,635,240

3.       Goodwill and Intangible Assets

The changes in goodwill and intangible assets for the first six months of 2005 are as follows:

                                                                             Covenant
                                                         Customer            Not to
                                            Goodwill      Base               Compete          Total
                                            --------      ----               -------          -----

Balance at December 31, 2004, net         $ 1,279,810    $    89,223    $   347,415    $ 1,716,448
                                                           2,417,098      1,200,624      3,617,722
Acquisition of Haines Road                        -
                                                                                            (8,144)
Foreign currency impact                        (7,690)         6,470         (6,923)
                                                             (55,344)       (38,903)       (94,246)
2005 amortization                                 -
                                          -----------    -----------    -----------    -----------
Balance at June 30, 2005, net             $ 3,689,218    $ 1,240,973    $   301,589    $ 5,231,780
                                          ===========    ===========    ===========    ===========


         Steelbank Tubular, Inc. had accumulated amortization related to the customer lists of Steelbank Tubular, Inc. and Haines Road as at June 30, 2005 of $58,877. Steelbank Tubular also had accumulated amortization related to a covenant not to compete as of June 30, 2005 of $72,798. The covenant not to compete is being amortized on a straight-line basis over the life of the agreement which is six years. The customer bases are amortized in proportion to their expected future benefits. Annual estimated total amortization expense is as follows:


2005                                 $      134,399
2006                                        269,392
2007                                        276,243
2008                                        264,825
2009                                        222,582
Thereafter                                  375,121
                                            -------
Total                                $    1,542,562
                                     ===============

4.  Details of Balance Sheet

INVENTORIES:

                                    June 30,               December 31,
                                      2005                     2004
                                   -----------------   ---------------------
Raw materials                          $  4,346,140     $      4,289,648
Work in process                             313,853              602,390
Finished goods                            2,835,597            2,599,276
Supplies                                    208,082              113,070
                                   -----------------   ---------------------
     Total                             $  7,703,672          $ 7,604,384
                                   =================   =====================


         The Company has no inventory obsolescence reserve as of June 30, 2005.

PROPERTY, PLANT AND EQUIPMENT:

                                                   June 30,        December 31,
                                                       2005            2004
                                               ------------    ------------
Land                                           $  2,313,179               -
Building and leasehold improvements               2,913,516         211,622
Machinery and equipment                           5,462,071         394,554
Computer equipment                                  155,159          32,710
Transportation equipment                             54,532          24,500
Furniture and fixtures                               70,962          77,090
                                                     ------          ------
      Total                                      10,969,419         740,476
Accumulated depreciation and amortization          (300,270)       (105,425)
                                                   --------        --------
      Net property, plant and equipment        $ 10,669,149    $    635,051
                                               ============    ============

5.  Short-Term Debt

         Short-term debt was as follows:

                                                              June 30,            December 31,
                                                              2005                  2004
                                                          ----------------- ---------------------
Steelbank revolving credit facility (see note 6)               $ 1,654,333     $        -
EWCO revolving credit facility (see note 6)                      5,765,640          6,711,387
First mortgage on Haines Road facility                           2,845,083

Note issued in connection with redemption of EWCO shares                 -            670,000

Note issued with acquisition of Steelbank                                -            764,388

Full recourse factoring liabilities                                      -          1,171,931

Bridge loan payable                                                      -          2,150,000
                                                          ----------------- ---------------------
      Total*                                                  $ 10,265,056       $ 11,467,706
                                                          ================= =====================

* See the current portion of long-term debt table below

6.       Long-Term Debt and Capital Leases

         Long-term debt and capital lease obligations were as follows:

                                                    June 30,        December 31,
                                                      2005                 2004
                                                 ------------------ ------------
Steelbank term loan .............................   $ 1,624,329        $   -
EWCO term loan ..................................     1,208,133      1,347,533
Second mortgage on Haines Road facility .........       977,040
Third mortgage on Haines Road facility                  407,100            -
Note payable to Bolton Steel Tube Company, Ltd. .       787,748            -
Notes payable to former shareholders of Steelbank       219,834        336,272

Other, including capital lease obligation .......        26,994         35,520
                                                    -----------    -----------
      Total .....................................     5,251,178      1,719,325
Current portion* ................................    (3,741,741)      (405,107)
                                                    -----------    -----------
Long-term portion ...............................   $ 1,509,437    $ 1,314,218
                                                    ===========    ===========

* The current portion of long-term debt is comprised of the following:

Current Portion of Long-Term Debt
                                                        June 30,    December 31,
                                                             2005         2004
                                                       ----------   ----------
Steelbank term loan * ................................. $1,624,329      -
EWCO term loan * ...................................... 1,208,133      278,800
Note payable to Bolton Steel Tube Company, Ltd. .......   787,748       -
Notes payable to former shareholders of Steelbank .....   109,917       112,091
Other, including capital lease obligation .............    11,614       14,216
                                                       ----------   ----------
     Total** ..........................................$3,741,741   $  405,107
                                                       ==========   ==========


* Reclassified as current due to non-compliance with certain financial covenants **See the short-term debt table above

 Steelbank Loan Agreement

         On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch. The credit facility provides for a revolving credit line in the maximum principal amount of $8,000,000 Canadian dollars, subject to a borrowing base based on eligible inventory and receivables and subject to reserves, and the Steelbank term loan in the principal amount of $2,100,000 Canadian dollars.

         Borrowings of Canadian dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 0.75% and 1.25%. Borrowings of U.S. dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's U.S. prime rate. Under certain circumstances, Steelbank has the option to convert all or any part of its Canadian or United States borrowings to an interest rate equal to a Libor rate plus an applicable margin of between 2% and 2.75% or the Canadian Dollar Offer rate plus an applicable margin of between 2.05% and 2.80%. Interest on the revolving credit facility is payable monthly in arrears plus .50% per year on the unused line of credit and an approximately $1,666 monthly administrative fee. The full amount borrowed under the revolving credit facility will mature on February 17, 2008, subject to renewal by the Lender and Steelbank on terms yet to be determined. As of August 1, 2005, approximately $1,619,000 (Cdn. $2,057,683) was borrowed under the revolving line of credit, approximately $1,602,000 (Cdn. $1,960,000) was outstanding under the Term Loan, and approximately $728,000 (Cdn.$890,846) was available for borrowing, based on qualifying accounts receivable and inventory, under the revolving credit facility, assuming revision of existing financial covenants.

         Principal on the term loan is payable in sixty equal monthly installments of $35,000 Canadian dollars beginning on April1, 2005. The term loan bears interest, which is payable monthly in arrears, at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between ..75% and 1.25%. The entire amount of the term loan facility will mature on March 1, 2010.

         The obligations under the Loan Agreement are unconditionally guaranteed by Tarpon, and are secured by a security interest in substantially all of the tangible and intangible assets of Steelbank and Tarpon, other than Tarpon's common shares of Eugene Welding Company. Steelbank's obligations under the Loan Agreement are also secured by a pledge of the capital stock of Steelbank pursuant to a share pledge agreement between Tarpon and the Lender.

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

         The Loan Agreement also requires compliance with several financial covenants, including adjusted net worth of at least $7,409,220 (Cdn.$9,100,000) or 90% of Steelbank's actual net worth, if higher. For quarters ending on or after June 30, 2005, the minimum adjusted net worth of the previous quarter will be increased by 75% of the Net Income for that quarter (ignoring quarters in which there is a loss). It also requires Steelbank Tubular to maintain debt service coverage ratio (generally net income adjusted for depreciation and amortization, non cash transactions, and capital expenditures divided by the total of all principal payments of long term debt, capital leases, subordinated debt and all payments in respect of any distribution), of at least 1.25 to 1.00. It also requires Steelbank Tubular to maintain interest coverage (generally net income adjusted for interest expense, bank fees and net costs under interest rate contracts, taxes, depreciation and amortization and non cash items divided by interest expense plus bank fees and net costs under interest rate contracts), of at least 1.50 to 1.00., for adjusted net worth and debt service coverage.

         Steelbank Tubular used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of the Haines Road facility and the cash portion of the Haines Road real estate, to pay transaction fees and expenses, to refinance Steelbank's full-recourse factoring arrangement and for general working capital purposes of Steelbank.

         Steelbank Tubular was in violation of the financial covenants of its Loan Agreement as of June 30, 2005, driven primarily by the losses sustained this year. The Company has not obtained a waiver from its lenders to waive the violation as of June 30, 2005. Accordingly, the related debt has been shown as current as of June 30, 2005. Management believes that it will be successful in its negotiations with its lenders to revise the financial covenants to levels that are attainable by the Company, however, there can be no assurance that an agreement will be reached.

EWCO Credit Facility

         EWCO has a credit facility with Standard Federal Bank, N.A., including a revolving credit facility for up to $9,000,000, subject to a borrowing base based on eligible inventory and receivables, originally maturing August 31, 2007, and a $1,394,000 term loan. As of August 1, 2005, approximately $5,670,000 was outstanding under the revolving credit facility, approximately $1,185,000 was outstanding under the term loan, and approximately $608,000 was available for borrowing, based on eligible accounts receivables and inventory, under the revolving credit facility, assuming revision of existing financial covenants.

         EWCO was in violation of the financial covenants for tangible net worth and debt service coverage of its Loan Agreement as of June 30, 2005, driven primarily by the losses sustained this year. The Company has not obtained a waiver from its lenders to waive the violation as of June 30, 2005. Accordingly, the related debt has been shown as current as of June 30, 2005. Management believes that it will be successful in its negotiations with its lenders to revise the financial covenants to levels that are attainable by the Company, however, there can be no assurance that an agreement will be reached.

Steelbank Tubular Mortgages

         On May 18, 2005, Steelbank Tubular purchased the Haines Road real estate assets, including closing fees and expenses, for $4,638,000 (Cdn. $5,870,000), consisting of (1) approximately $530,000 (Cdn. $670,000) in cash, secured $2,765,000 (Cdn. $3,500,000) in a one-year mortgage financing jointly secured by the Haines Road real estate and the Company with interest payable monthly at 1.25% over Canadian prime rate . In addition, it obtained second and third mortgages from the seller, payable August 18, 2006, totaling $948,000 (Cdn. $1,200,000) and $395,000 (Cdn. $500,000) with interest payable monthly at 8% and 10%, respectively.

Note Payable to Bolton Steel Tube Company, Ltd.

     On February 17, 2005, Steelbank Tubular, Inc. as part of the purchase of the Haines Road Facility obtained $979,000 (Cdn. $1,200,000) in a one-year note with interest payable monthly at 8.00% per annum.

7.       Comprehensive Loss

         Our comprehensive losses are as follows:


                                                          Three Months Ended June 30,              Six Months Ended June 30,
                                                    ----------------------------------------- -------------------------------------
                                                            2005                2004                 2005               2004
                                                    ----------------------------------------- -------------------------------------
 Net loss                                            $     (1,467,799)    $        (212,936)   $    (3,077,508)    $    (378,012)
 Other comprehensive (loss) / gain -

          foreign currency translation adjustments            (14,774)                4,492            (33,138)            4,492
                                                ----------------------------------------- -------------------------------------
     Comprehensive loss                              $     (1,482,573)    $        (208,444)   $    (3,110,646)    $    (373,520)
                                                    ========================================= =====================================

8.       Stock Options

         As of October 22, 2004, our board of directors and shareholders adopted the Tarpon Industries, Inc. 2004 Stock Option Plan. The plan allows us to grant incentive stock options and non-qualified stock options to our directors, officers, employees, consultants and advisors to purchase up to an aggregate of 650,000 common shares. This plan was approved by the Company's shareholders in June 2005.

         During the first quarter of 2005, the Company granted options under the plan to purchase 348,285 common shares to consultants, officers, employees and directors of the Company. The options are exercisable at $5.50 a share and vest immediately, for the consultant and director options, or in cumulative annual installments over three years for the officer and employee options. No options were granted during the first six months of 2004, or the second quarter of 2005, and no options were exercised in the first six months of 2005 or 2004.

         The Company also agreed to grant the three former shareholders of Steelbank. options to purchase a number of common shares equal to a combined total of approximately $138,889 per year divided by the fair market value of the common shares on the date of grant, which will be exercisable at 110% of the fair market value of the common shares on the date of grant. The options will be granted to each of them after the calendar years 2005, 2006, and 2007, if certain performance targets are met in those years, and will be immediately vested.

         Had compensation expense for stock options that vested in the three and six month periods ending June 30, 2005 been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, our results of operations, on a pro forma basis, would have been as follows:

                                                                    June 30,                           June 30,
                                                       ----------------------------------- ----------------------------------
                                                             2005              2004              2005             2004
                                                       ----------------------------------- ----------------------------------
                                                                        in thousands except per share data
Net income (loss)                                             $  (1,468)  $        (213)         $  (3,078)  $         (378)
Stock-based employee compensation expense
    had fair value method been applied                        $   (54)  $                        $   (78)
                                                              ------------------------------------------ --------------------
Pro forma net loss                                            $  (1,522)         $  (213)        $  (3,156)        $   (378)
Net loss per common share - basic and diluted           $        (0.32)   $       (0.17)    $        (0.82)  $        (0.31)
Pro forma net loss per common share -
      basic and diluted                                 $        (0.33)   $       (0.17)    $        (0.84)  $        (0.31)

         The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for option grants during the three and six month periods ending June 30, 2005: risk-free interest rate of 3.78%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 60%; and a weighted-average expected life of the options of five years. No options were granted during the second quarter of 2005 or for the first six months of 2004.

9.       Related Party Transactions

         In April 2004, the Company entered into a Management Consulting Agreement with Bainbridge Advisors, Inc., an advisory firm primarily owned by the former Chairman of the Board, President and Chief Executive Officer and his son. On April 15, 2005, the Company amended the Management and Consulting Agreement to (1) make a one-time payment of $50,000 in consideration of certain advisory services rendered to the Company that were not originally contemplated by the parties, and (2) increase the monthly fee from $15,000 to $20,000, effective April 2005, and (3) to revise the calculation of the maximum success fee to provide that the maximum success fee shall be $300,000 plus 0.2% of the enterprise value of an acquisition, but only to the extent that the enterprise value of such transaction exceeds $50,000,000. The following table summarizes the compensation earned by the former Chairman and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc.:

                                             Three Months Ended June 30,             Six Months Ended June 30,
                                        --------------------------------------  -------------------------------------
                                              2005                2004                2005               2004
                                        ------------------ -------------------  ----------------- -------------------
Advisory services and expenses                  71,495        $        -           $   180,992      $       54,677

 Stock options granted                            -                    -               333,300                  -
  Salaries and benefits                           -                   53,912               -               168,842
 Success fees                                     -                  400,000           200,000             400,000
                                        ------------------ -------------------  ----------------- -------------------
         Total                           $        71,495    $       453,912      $    714,292      $       623,519
                                        ================== ===================  ================= ===================


During the three and six month periods ending June 30, 2005 and 2004, the Company paid the former Chairman and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc. $146,495 and $158,419, and $367,103 and $233,596, respectively.

         As of June 30, 2005, liabilities included $288,889 of the success fees owed for the EWCO, Steelbank and Haines Road acquisitions consummated in 2004 and 2005.

10.      Capitalization

         On February 17, 2005 the Company closed its initial public offering of 2,850,000 common shares at an offering price of $5.00 per share. The lead underwriter in our initial public offering exercised in full the over-allotment option to purchase an additional 427,500 common shares, which was sold in our initial public offering at an initial public offering price of $5.00 per share. The over-allotment sale was closed on February 23, 2005. Net proceeds to the Company from the IPO and the over allotment exercise were approximately $11,946,000. Proceeds of the offering were used to finance the acquisition of the Haines Road facility of Bolton Steel Tube Co., Ltd., to repay outstanding indebtedness, including indebtedness related to prior acquisitions, and for working capital and capital expenditures.

11.      Geographic Information

         Revenues by country for the Company (including EWCO, Steelbank and Haines Road, since the date of acquisition) were as follows for the three and six months ended June 30, 2005 and 2004:

                                          Three Months Ended                             Six Months Ended
                                               June 30,                                      June 30,
                             --------------------------------------------- ----------------------------------------------
                                      2005                  2004                    2005                   2004
                             --------------------------------------------- ----------------------------------------------
United States                          $ 11,105,933  $         11,030,454             $ 23,061,966  $    11,030,454
Canada                                    3,980,975               962,148                6,043,298          962,148
                             --------------------------------------------- ----------------------------------------------
        Total                          $ 15,086,908          $ 11,992,602            $  29,105,264     $ 11,992,602
                             ============================================= ==============================================


12.      Product Sales

         Products sold to external customers (including EWCO, Steelbank and Haines Road, since the respective dates of acquisition) were as follows for the three and six months ended June 30, 2005 and 2004:

                                              Three Months Ended                         Six Months Ended
                                                   June 30,                                  June 30,
                                  ------------------------------------------- ----------------------------------------
                                          2005                  2004                  2005                2004
                                  ---------------------- -------------------- ----------------------------------------
Manufactured by us:
Structural Steel Tubing                    $  4,802,078   $   5,168,937                $ 9,655,743  $    5,168,937
Mechanical Steel Tubing                       5,735,661           366,106                7,349,647         366,106
Steel Storage Rack Systems                    4,549,169        5,495,411                10,806,564       5,495,411
                                  ---------------------- -------------------- ----------------------------------------
        Total                              $ 15,086,908         $ 11,030,454           $27,811,954    $ 11,030,454
                                  ====================== ==================== ========================================

Manufactured by others:
  Structural Steel Tubing          $      -                     -            $      456,450          $  -
       Mechanical Steel tubing            -                     962,148             762,433            962,148
Steel Storage Rack Systems                -                     -                    74,427             -
                                  ---------------------- -------------------- ----------------------------------------
            Total                  $      -                 $  962,148           $ 1,293,310         $ 962,148
                                  ====================== ==================== ========================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

         Management's discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes. As you read the material below, we urge you carefully consider our financial statements and related information provided herein.

         Some of the statements in this report contain forward looking statements. Forward looking statements include statements relating to performance in "Management's discussion and Analysis of Financial Condition and Results of Operations". In addition we may make forward looking statements in future filings with the Securities and Exchange Commission and in written materials, press releases and oral statements issued by us or on our behalf. Forward looking statement include statements regarding the intent, belief or current expectations of our company and or its officers, including statements preceded by or including forward looking terminology such as "may", "will", "should", "expect", "anticipate", "believe", "plan", "intend", "propose, "estimate", "continue", "predict" or other similar expressions with respect to various matters. Our actual results may differ materially from those projected in the forward looking statements due to numerous factors, particularly those discussed in the "Risk Factors" in our annual report on Form 10K/A (Amendment No.1 ) for the year ended December 31, 2004. All forward looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward looking statements that may be made by us on or on our behalf in this report otherwise.

Overview

         The Company was incorporated in January 2002 and completed its first acquisition, "EWCO", in April 2004. Our second acquisition, "Steelbank," was completed in May 2004. Our third acquisition, "Haines Road," was consummated in February 2005, except for the purchase of the land and plant building, which was completed in May 2005.

         Tarpon completed an initial public offering of its common shares in February 2005. The net proceeds from this financing were primarily used to repay our 2004 note financing and promissory notes issued to EWCO and Steelbank sellers and to partially fund the Haines Road acquisition.

Summary of Recent Operations

         During the second quarter of 2005, the Company had revenues of $15.1 million and a net loss of $1.5 million or ($0.32) per share. This compares with second quarter 2004 revenues of $12.0 million and a net loss of $0.2 million or ($0.17) per share.

         For the first six months of 2005, the Company had revenues of $29.1 million and a net loss of $3.1 million or ($0.82) per share. This compares with revenues of $12.0 million and a net loss of $0.4 million or ($0.31) per share for the first six months of 2004.

         Second quarter results were strongly affected by a sharp decline in steel prices. Hot rolled steel prices dropped 20% from $600 per ton at the start of the second quarter 2005 to approximately $480 per ton at the end of the second quarter 2005. Similar drops were also seen in all other raw material inputs for our businesses. During the first six months of 2005 the total steel price reductions were approximately 26%, reflecting a reduction from $650 per ton at the beginning of the year.

         Reduced steel pricing in 2005 created several adverse effects. It caused many of our customers to defer purchases in anticipation of further price reductions. This resulted in both reduced selling prices and reduced tonnage volume which contrasts with the benefits we experienced in 2004 as a result of sharply rising steel prices. During the second quarter of 2005 gross profits were reduced by $608,000 or 41% in comparison to second the quarter 2004 due to higher material costs.

         The second quarter of 2005 marked our first full quarter of operations of the Haines Road acquisition, and reflects our efforts to reestablish relationships with the Haines Road customers and build sales. This process adversely affected earnings during the second quarter of 2005 with what were in effect startup costs.

         The second quarter of 2005 also fully reflected the selling, general and administrative expenses related to the Haines Road and Steelbank acquisitions (as compared to the second quarter of 2004), and were disproportionately large in relation to our revenues for such quarter.

Comparison of Operating Results for the Three Month Periods Ended June 30, 2005 and 2004

Net Revenues

         Listed in the tables below are the net revenues and tonnage shipped for the three months ended June 30, 2005 and 2004.


                                                     Three Months Ended June 30,
                         ------------------------------------------------------------------------------------
                                           2005                                      2004
                         ------------------------------------------------------------------------------------
                               Revenues             Tonnage              Revenues              Tonnage
                         ------------------------------------------------------------------------------------
EWCO Tubular                      $ 5,077,853               6,170           $  5,535,043             6,101
EWCO  SpaceRak                      4,480,696               3,492              5,495,411             4,323
 Steelbank Tubular*                 5,528,359               5,050                962,148                -
                                    ---------               -----                -------
         Total                    $ 15,086,908              14,712          $ 11,992,602            10,424
                                  ============              ======           ============           ======


* Tonnage shipped is not available for consolidated Steelbank, prior to purchase of Haines Road; therefore, tonnage reported reflects information since the acquisition of Haines Road which occurred in February 2005.

         Revenue for the second quarter of 2005 increased approximately 26% over the same period in 2004 from $12.0 million to $15.1 million. Volume on a tonnage basis increased 41%. Revenues for the second quarter of 2005 increased $3.1 million primarily due to the acquisition of the Haines Road acquisition in February 2005, which was partially offset by declining prices and volume decreases in engineered racking products.

         EWCO Tubular volume on a tonnage basis was up about 1 % in 2005 over second quarter 2004 with revenues of $5.1 million or 8% lower than 2004 due to reduced selling prices which, were driven by declining steel prices.

         SpaceRak engineered racking volumes declined by 19% in the second quarter of 2005 both on a volume (tonnage) basis and a revenue basis at $3.5 million for second quarter 2005 versus approximately $4.3 million in 2004. Back logs dropped to two weeks from typical six to eight week lead times as a result of overall reduced industry demand during the beginning of the quarter. As a result sales were off substantially in the early part of the quarter. Sales returned to more normal levels towards the end of the second quarter.

         Steelbank had revenues of $5.5 million for the second quarter of 2005. Revenues increased significantly from 2004 levels of $1.0 million which reflected the third party sales of Steelbank, its only activity in the second quarter of 2004.

Cost of Goods Sold and Gross Profit

     Gross profit decreased $608,000 or 41% to $894,000 for the quarter ended June 30, 2005 due to higher material prices as a percentage of sales in comparison with second quarter 2004. The decrease in gross profit was primarily attributable to falling steel prices and the competitive factors in our industry which caused us to lower pricing to retain and gain additional business in a soft market.

         Reduced steel pricing in the second quarter of 2005 created several adverse effects. It caused many of our customers to defer purchases in anticipation of further price reductions. This resulted in both reduced selling prices and reduced tonnage volume which contrasts with the benefits we experienced in 2004 as a result of sharply rising steel prices.

Selling, General and Administrative Expense

     Selling, general and administrative costs increased from $1.1 million or 9.2% of revenue during the second quarter to $2.1 million or 14.1% of revenue during the second quarter of 2005. These costs reflect increased salaries and wages of $536,000 associated with the acquired operations of Haines Road and providing staff to integrate businesses and grow our sales. These expenses will remain high as a percentage of revenues, unless and until we can increase sales to absorb the same. In addition, we incurred an increase legal and professional fees of $326,000 associated with being a public company and searching for additional companies for acquisitions, as well as an increase in insurance expenses of $57,000.

         Since June 30, 2005, the Company has taken steps to reduce professional fees going forward and estimates a reduction, on an annual basis, of approximately, $500,000, subject to additional services that may be required and which cannot be predicted, which may serve to reduce or eliminate such reductions.

Other (Income) and Expense

         Other expenses decreased $194,000 to $301,000 for the three months ended June 30, 2005 and compared to the three months ended June 30, 2004 due primarily to interest expense which decreased by $144,000 and financing costs which decreased by $122,000, due to lower debt levels and interest rates, which was partially offset by foreign currency losses which increased by $23,000.

Income Taxes

         During the second quarter of 2005 Steelbank Tubular recognized a Canadian income tax benefit of $60,000 which is expected to be utilized in future periods to offset Canadian taxable income.

Net Losses

         Net losses increased approximately $1,255,000 to approximately $1,468,000 for the three months ended June 30, 2005 versus approximately $213,000 for the three months ended June 30, 2004 for the reasons described above.

Comparison of Operating Results for the Six Month Periods Ended June 30, 2005 and 2004

Net Revenues

         Listed in the tables below are net revenues and tonnages for the six months ended June 30, 2005 and 2004.

                                                      Six Months Ended June 30,
                         ------------------------------------------------------------------------------------
                                           2005                                      2004
                         ------------------------------------------------------------------------------------
                               Revenues             Tonnage              Revenues              Tonnage
                         ------------------------------------------------------------------------------------
EWCO Tubular                     $ 10,249,753              12,385           $  5,535,043             6,101
EWCO  SpaceRak                     10,812,519               7,961              5,495,411             4,323
Steelbank Tubular*                  8,042,992               6,891                962,148                -
                                    ---------               -----                -------
        Total                    $ 29,105,264              27,237           $ 11,992,602            10,424
                                 ============              ======           ============            ======

* Tonnage shipped is not available for consolidated Steelbank prior to purchase of Haines Rd; therefore, tonnage reported reflects information since the acquisition of Haines Road which occurred in February 2005.

          For the six months ended June 30, 2005 revenue increased 143% to $29,105,000 with volume on a tonnage basis increasing 161% over the same period last year. The increase in revenue primarily is a result of the acquisitions of EWCO in April 2004, Steelbank Tubular in May 2004 and Haines Road in February 2005. The increase was partially offset by declining prices and reduced volumes at EWCO's tubing and engineered racking businesses which resulted in a reduction in second quarter revenue of approximately 13% versus second quarter 2004. The reduction in EWCO's revenues was due to softer demand driven by falling steel prices.

Cost of Goods Sold and Gross Profit

     Gross profit increased to $1.7 million from $1.5 million for the six month periods ended June 30, 2005 and 2004, respectively. Gross margins decreased to 5.8% versus 12.5% during the second quarter of 2004. The increase in gross profit dollars was primarily due to the acquisition of Haines Road in February 2005. The sharp decrease in gross margin was attributable to falling steel prices and the competitive factors in our industry which caused us to lower pricing to retain and gain additional business in a soft market.

         Reduced steel pricing created several adverse effects. It caused many of our customers to defer purchases in anticipation of further price reductions. This resulted in both reduced selling prices and reduced tonnage volume, which contrasts with the benefits we experienced in 2004 as a result of sharply rising steel prices.

Selling, General and Administrative Expense

       Selling, general and administrative costs increased from $1.3 million or 10.6% of sales during the first six months of 2004 to $4.5 million or 15.4% of sales during the first six months of 2005. These costs reflect an increase in salaries and wages of $1,121,000 associated with the acquired operations of EWCO and Haines Road and providing staff to integrate businesses and grow our sales. These expenses will remain high as a percentage of revenues unless and until we can increase sales to absorb these costs. In addition, we incurred an increase legal and professional fees of $1,534,000 associated with being a public company and searching for additional companies for acquisitions, as well as an increase in insurance expenses of $123,000.

         Since June 30, 2005, the Company has taken steps to reduce professional fees going forward and estimates a reduction, on an annual basis, of approximately, $500,000, subject to additional services that may be required and which cannot be predicted, which may serve to reduce or eliminate such reductions.

Other (Income) and Expense

         Other expenses decreased approximately $27,000 to approximately $471,000 for the six months ended June 30, 2005 compared to the six months end June 30, 2004. The decrease was due primarily to an increase in foreign exchange gains of $102,000 and a reduction in financing costs of $107,000 offset by increased interest expense of $124,000 and miscellaneous expense of 63,000.

Income Taxes

         Tarpon has not recognized a potential U.S. federal tax benefit from its net losses, because of the uncertainty regarding its ability to realize future tax benefit of its net operating loss carry forwards. The potential loss carry forward is approximately $6.1 million. The income tax benefit of $247,000 relates to Canada as the Company expects to realize benefits from its tax loss carry forwards.

Net Losses

         Net losses increased $2.7 million to $3.1 million for the six months ended June 30, 2005 versus $0.4 million for the six months ended June 30, 2004 for the reasons set forth above.

Liquidity and Capital Resources

        As of June 30, 2005, we had a net operating working capital of approximately $7,955,000, including cash and cash equivalents of approximately $808,000, accounts receivable of approximately $6,753,000, inventories of approximately $7,704,000 and total current operating liabilities of approximately $7,888,000, including accounts payable of approximately $6,304,000 and other accrued expenses of $1,584.00. Other current liabilites at June 30, 2005 inclue $10,265,000 outstanding on revolving credit facilities and a first mortgage on the Haines Road facility of approximately $2,845,000 and reclassified approximately $2,832,000 of Steelbank and EWCO term loans due to the company not being in compliance with certain financial covenants.

         The company has approximately $14,000,000 of debt maturing within the next twelve months. The company is anticipating one or more acquisitions which will require a presently unknown amount of cash and which the Company believes are required to make its operations more efficient and which will also better utilize its resources. The company is seeking to obtain financing for working capital needs, to refinance its short term debts and to finance possible acquisitions, on terms favorable to the Company. There can be no assurance that such financing can be obtained, failing which the Company's unmet financing needs may have a material adverse effect on its operations and continuance of business operations.

Cash Flows From Operating Activities

         Net cash used by the Company's operations during the first six months of 2005 was approximately $2,304,000. Cash was used primarily by (1) approximately $3,078,000 of losses before depreciation and amortization, (2) an approximately $2,362,000 decrease in accounts payable and accrued expenses, primarily due to more timely payment of suppliers, and (3) an approximately $195,000 increase in deferred taxes, primarily due to tax losses. These decreases were partially offset by (1) an approximately $1,575,000 decrease in accounts receivable, primarily due to decreased sales, and (2) an approximately $1,061,000 decrease in inventories (excluding the acquisition of Haines Road).

Cash Flows From Investing Activities

         The Company's investing activities in the first six months of 2005, used approximately $8,290,000 in cash. Cash was used primarily as follows: (1) approximately $8,152,000 by Tarpon to acquire Haines Road, and (2) approximately $138,000 by EWCO and Haines Road to acquire manufacturing equipment.

Cash Flows From Financing Activities

         The Company's financing activities provided approximately $11,153,000 of cash flows in the first six months of 2005. Cash was provided primarily by
(1) approximately $13,512,000 in net proceeds from our initial public offering of common shares, and (2) an approximately $2,423,000 in net borrowings by EWCO and Steelbank, primarily related to the acquisition of Haines Road. These sources were partially offset by approximately $4,762,000 primarily used to repay debt obligations associated with acquisition and bridge loan financing.

Existing Financing Arrangements

         For information on the Company's existing financing arrangements, refer to Footnote 6 in the Tarpon Industries, Inc. and Subsidiaries - Notes to Consolidated Financial Statements Contained elsewhere in this report on Form 10-Q.

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

Business Combinations and Intangible Assets

         We have adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. In arriving at the fair value of assets and liabilities acquired in our acquisitions of EWCO, Steelbank and Haines Road, we have assumed that book values approximate fair values, with the exception of equipment obtained in the purchase of EWCO, which was written down due to the fair value of the assets acquired and liabilities assumed exceeding the cost of EWCO, and EWCO, Steelbank and Haines Road inventories, which were written up to resale value. Adjustments to fair values of the assets and liabilities acquired would generally change the value of goodwill recognized in the acquisition by a corresponding amount.

         SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected undiscounted cash flows. As of June 30, 2005, our intangible assets consisted of goodwill, customer base, and covenants not to compete, relating to the Haines Road and Steelbank acquisitions. Goodwill will not be amortized, but will be tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

Grants of Options and Warrants

         We have chosen to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We must account for stock options and warrants granted to non-employees using the fair value method. We use the Black-Scholes valuation model for determining the fair value of our options and warrants. That model requires us to make assumptions regarding the expected life of the security, the expected volatility of our stock price during the period, the risk free interest rate and the dividend yield. Varying these assumptions can have a significant impact on our option and warrant valuations and related expenses.

         During December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment" (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS 123R to the first interim period of the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

Contractual Obligations

         As of June 30, 2005, there have been no material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2004 under the caption "Contractual Obligations", except for those caused by the acquisition of Haines Road, Steelbank's new credit facility with LaSalle, the mortgage financing associated with the Haines Road real estate, and our initial public offering of common shares.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         We are exposed to interest rate risk under our credit facilities because of the variable interest rates charged on those facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         We are subject to commodity price risk, primarily with respect to purchases of steel. Purchased steel represents the most significant portion of EWCO's and Haines Road's cost of goods sold. As a result, fluctuations in the cost of purchased steel, which can be volatile and cyclical in nature, have a significant impact on our margins both positively and negatively. Our steel costs rose significantly in 2004, and have significantly declined in the first and second quarters of 2005 from fourth quarter 2004 levels; however, they have not yet reached 2003 levels.

         In 2005 we were forced to lower our pricing to meet competitors' prices, which resulted in a significant negative impact on our results of operations. In 2004, we were generally successful in passing these higher steel costs on to our customers because our competitors also increased their prices, but we are not always successful in doing so. We currently seek to minimize the potential adverse impact of commodity price risks of our steel inventory by minimizing the amount of steel inventory we carry. However, opportunities to purchase larger quantities at below market value are considered and reviewed against current market conditions. We try to coordinate our steel purchases with our sales and production forecast, generally resulting in a one to two month supply of steel.

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


                                                              June 30, 2005
                                                        Expected Maturity Dates
                                        2005        2006       2007       2008        2009      Thereafter      Total     Fair Value
                                        ----        ----       ----       ----        ----      ----------      -----     ----------
                                                                      (U.S.$ equivalent in thousands)

Short-term Debt:
    Variable Rate (U.S.$)                $ 7,420                                                                 $ 7,420   $ 7,420
         Average interest rate             6.50%
     Variable Rate (Cdn.$)                 $   -     $ 2,845      $   -      $   -                               $ 2,845   $ 2,845
           Average interest rate                       5.50%
Long-term Debt:
     Variable Rate (U.S.$)                 $   -       $   -      $   -      $   -       $   -         $    -       $  -    $    -
          Average interest rate
     Fixed Rate (U.S.$)                    $ 286       $ 291      $ 287      $ 279       $  92         $    -    $ 1,235   $ 1,235
           Average interest rate           8.00%       8.00%      8.00%      8.00%       8.00%          8.00%
     Fixed Rate (Cdn. $)                   $ 342     $ 2,624      $ 452      $ 342       $ 256         $    -    $ 4,016   $ 4,016
           Average interest rate           8.00%       8.00%      8.00%      8.00%       8.00%          8.00%


         The tables below provide information about the Company's steel inventory that is sensitive to changes in commodity prices, specifically steel prices. The tables present the carrying amount and fair value as of the indicated date.

                                            June 30, 2005
                             -------------------------------------------------
                                 Carrying Amount              Fair value
                             -------------------------------------------------
                                   (U.S.$ equivalent in thousands)
                             -------------------------------------------------
Steel Inventories............           $4,346,140          $4,346,140

ITEM 4  CONTROLS AND PROCEDURES

         A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15(b) of the Securities Act of 1934. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are not operating effectively.

         During the quarter ended June 30, 2005, other than as set forth below, there has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Act of 1934 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

         Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

         Our Independent Registered Public Accounting Firm has identified a variety of deficiencies in our internal controls over financial reporting. Nine of these deficiencies were classified as significant which when aggregated meet the definition of a material weakness in our internal control. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The significant deficiencies are as follows:

1. A lack of formalized accounting policies and procedures, including written procedures for monthly, quarterly and annual closing of financial books and records.
2. A lack of common systems or a common chart of accounts and the use of spreadsheets to perform consolidations, which resulted in errors.
3. Insufficient staff in the accounting and information technology departments to handle non-routine transactions such as acquisitions or finance transactions.
4. Little if any review or oversight of the reporting process which has resulted in the inability of the Company to detect material errors. The Company has experienced significant difficulty in preparing accurate financial statements. The financial statements presented to our Independent Registered Public Accounting Firm have included numerous material errors.
5. No process in place to ensure that the financial statements presented adequately disclose information required by Generally Accepted Accounting Principles (GAAP).
6. Formal reconciliations and supporting documentation are not prepared prior to the financial statements being finalized.
7. The Company has not adequately segregated duties within the accounting department. Certain individuals are performing processes or controls that are incompatible with their assigned roles. During our Independent Registered Public Accounting Firm's audit, they noted that the Controller and staff accountants have the ability to initiate and record journal entries, prepare reconciliations and assist in the preparation of the financial statements. In addition, these employees have the ability to process transactions and have access to the general ledger system. The Company has not formally reviewed the activity level controls of individuals with access to financial systems to ensure that duties are adequately segregated.

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

         As a public company, we have significant requirements for enhanced financial reporting and internal controls. We are taking steps to unify the financial reporting of all of our component companies, to increase our accounting and information technology staff and to put in place internal controls concerning accounting entries and adjustments, with full documentation, which are responsive to issues raised by our Independent Registered Public Accounting Firm, and, as of this time, we have made progress on these points. We have hired additional staff and are in the initial planning phase of upgrading our information technology systems. We expect these steps to be completed by December 31, 2005, but it is possible that they might not be completed by then.

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

                           PART II - OTHER INFORMATION

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

ITEM 2.  DEFAULTS UPON SENIOR SECURITIES

         The company is not in compliance with certain financial covenants with its lending institutions, for which it has obtained non-binding commitments to adjust such covenants and maintain compliance, affecting approximately $10,252,000 of debt. See footnotes 5 and 6 in the Tarpon Industries, Inc. and Subsidiaries - Notes to Consolidated Financial Statements contained elsewhere in this report on Form 10-Q.

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The 2005 Annual Meeting of Shareholders of the Registrant (the "2005 Annual Meeting") was held on June 20, 2005 at 500 Thomas Edison Parkway, Port Huron, MI 48060, commencing at 10:00 a.m. local time.

         At the 2005 Annual Meeting, Robert H. Pry was elected as director for a term expiring at the 2008 Annual Meeting of Stockholders. The Board of Directors also includes Michael A. Ard and J. Peter Farquhar, whose terms expire at the 2006 Annual Meeting and 2007 Annual Meeting, respectively.

         At the 2005 Annual Meeting, there was approval of the Amended and Restated Tarpon Industries, Inc. 2004 Stock Option Plan (the "Plan").

         Holders of a total of 4,640,130 shares of common stock were present by proxy or in person. The following votes were cast:

(a) For the reelection of Robert H. Pry

                           For:             3,981,053
                           Against:                 0
                           Abstentions:        23,565
                           Broker Non Votes:        0

(b) For approval of the Plan

                           For:             1,195,092
                           Against:            63,517
                           Abstentions:       213,459


ITEM 5. OTHER INFORMATION

Risk Factors

         Please refer to, and carefully consider, the "Risk Factors and Risks Related to Our Business" section listed in our Annual Report on Form 10-K/A for the year ended December 31, 2004, together with the cautionary statement under the caption "Cautionary Statement Regarding Forward Looking Statements" and the other information included in this report For information on significant risks affecting our business, including, but not limited to, our losses and the financing requirements we are experiencing. If any of these risks actually occur, our business, financial condition or results of operations could be adversely affected.

ITEM 6. EXHIBITS

 Exhibit   Description
 -------   -----------

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

Dated:  August 15, 2005

TARPON INDUSTRIES, INC.
(Registrant)

By: /s/ James T. House
----------------------
James T. House
Its: Senior Vice President, Chief Financial
Officer, Chief Accounting Officer, Treasurer and
Assistant Secretary (Duly Authorized and
Principal Financial Officer)