Form 10-Q
period 2005-09-30
Tarpon Industries, Inc.
filed 2005-11-21
CIK 1303565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The number of the registrant's common shares outstanding as of November 1, 2005 was 4,640,130.

                             TARPON INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                          PAGE

PART I - FINANCIAL INFORMATION................................................2
        ITEM 1.     FINANCIAL STATEMENTS......................................2
        ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS......................17
        ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK..............................................28
        ITEM 4.     CONTROLS AND PROCEDURES..................................29
PART II - OTHER INFORMATION..................................................31
        ITEM 1.     LEGAL PROCEEDINGS........................................31
        ITEM 2.     DEFAULTS UPON SENIOR SECURITIES..........................31
        ITEM 3.     OTHER INFORMATION........................................32
        ITEM 4.     EXHIBITS.................................................32

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             TARPON INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                          Page
Tarpon Industries, Inc.
Consolidated Balance Sheets --- September 30, 2005 and December 31, 2004.... 3
Consolidated Statements of Operations --- For the Three and Nine Months
  Ended September 30, 2005 and 2004..........................................4
Consolidated Statements of Cash Flows --- For the Nine Months
  Ended September 30, 2005 and 2004..........................................5
Notes to Consolidated Financial Statements...................................6

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,              December 31,
                                                                      2005                      2004
                                                            ------------------------     -----------------
ASSETS:                                                           (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                        $   1,014,615              $   257,786
Accounts receivable (less allowance for doubtful
     accounts for 2005 of $1,089,358
     and for 2004 of $66,491)                                        7,873,197                8,327,708
Inventories                                                          6,067,626                7,604,384
Prepaid initial public offering expenses                                     0                2,076,468
Capitalized acquisition costs                                           97,840                  131,428
Other current assets                                                   744,177                  886,708
                                                            -------------------    ---------------------
      Total current assets                                          15,797,455               19,284,482

Property plant and equipment - net                                  11,123,209                  635,051
Deferred financing costs                                                65,157                   71,812
Goodwill                                                             3,870,461                1,279,810
Intangible assets, net of amortization                               1,564,148                  436,638
                                                            -------------------    ---------------------
TOTAL ASSETS                                                     $  32,420,430            $  21,707,793
                                                            ===================    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES:
Short-term debt                                                  $  10,550,569            $  11,467,706
Accounts payable - trade                                             7,912,710                8,345,395
Accrued expenses                                                     1,267,452                  781,222
Success fees                                                           172,222                  233,333
Income taxes payable                                                    37,072                  135,712
Current maturities on long-term debt                                 5,122,736                  405,107
                                                            -------------------    ---------------------
     Total current liabilities                                      25,062,761               21,368,475

Long-term debt less current maturities                                 127,863                1,314,218
Other non-current liabilities                                           48,307                   64,286

SHAREHOLDERS' EQUITY (DEFICIT) :
Common shares; no par value, authorized, 20,000,000
        shares at September 30, 2005 and
        10,000,000 shares at December 31, 2004;
        issued and outstanding, 4,640,130 shares
        at September 30, 2005 and 1,229,732 shares
        at December 31, 2004                                        14,804,227                2,130,952
Accumulated deficit                                                (7,901,929)              (3,411,380)
Foreign currency translation                                           279,201                  241,242
                                                            -------------------    ---------------------
          Total shareholders' equity (deficit)                       7,181,499              (1,039,186)
                                                            -------------------    ---------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)             $  32,420,430            $  21,707,793
                                                            ====================   =====================

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months Ended September 30,          Nine Months Ended September 30,
                                               ---------------------------------------  ----------------------------------------
                                                      2005                 2004               2005                 2004
                                                                   -                                      -
                                               --------------------  -----------------  ------------------  --------------------
REVENUES:
Sales, net of customer discounts                    $   15,341,121       $ 12,959,301       $  44,446,385         $  24,951,903



Cost of goods sold                                      13,794,780         11,506,797          41,509,714            21,997,241
                                               --------------------  -----------------  ------------------  --------------------


         Gross profit                                    1,546,341          1,452,504           2,936,671             2,954,662


Selling, general and administrative expenses             3,096,654          1,284,117           7,368,947             2,553,277
                                               --------------------  -----------------  ------------------  --------------------


OPERATING (LOSS) INCOME                                (1,550,313)            168,387         (4,432,276)               401,385

OTHER (INCOME) EXPENSE:

Miscellaneous  expense (income)                             10,380           (14,922)             (28,098)              (36,348)

Interest expense                                           268,135            444,026             736,655               778,542

Financing costs                                              8,886            155,915              28,204               292,966

Interest and dividend income                               (4,801)                794             (9,650)                   202

Foreign exchange loss (gain)                             (555,419)             62,342           (608,765)               110,782
                                               --------------------  -----------------  ------------------  --------------------

         Total other (income) expense                    (272,819)            648,155             118,346            1,146,144
                                               --------------------  -----------------  ------------------  --------------------


LOSS BEFORE INCOME TAXES                               (1,277,494)          (479,768)         (4,550,622)             (744,759)

INCOME TAX PROVISION (BENEFIT)                             135,548            110,644            (60,073)               223,665
                                               --------------------  -----------------  ------------------  --------------------

NET LOSS                                           $   (1,413,042)       $  (590,412)      $  (4,490,549)         $   (968,424)
                                               ====================  =================  ==================  ====================

NET LOSS PER COMMON SHARE - BASIC AND DILUTED        $      (0.30)        $    (0.48)        $     (1.11)          $     (0.79)
                                               ====================  =================  ==================  ====================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                              4,640,130          1,229,732           4,043,596             1,224,842
                                               ====================  =================  ==================  ====================

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                Nine Months Ended September 30,
                                                  ------------------------------------------------------
                                                             2005                         2004
                                                  --------------------      ----------------------------

NET CASH USED IN OPERATING ACTIVITIES                   $ (1,947,500)          $   (1,495,176)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received                        (8,195,681)                (405,278)
Capital  expenditures                                       (159,779)                 (58,436)
                                                  --------------------        -----------------
        Net cash used in investing activities             (8,355,460)                (463,714)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares
        (net of issuance costs paid in 2005
        of $1,154,485)                                     13,512,121                        -
Initial public offering expenditures                                -                (436,496)
Financing costs                                                     -                (304,988)
Net borrowings (payments) on credit facilities                868,087              (1,105,057)
Proceeds from 2004 bridge note financing                            -                2,150,000
Proceeds from issuance of long-term debt                    1,694,232                1,394,000
Proceeds from issuance of short-term obligations                    -                1,186,293
Repayment of long-term obligations                          (502,027)                (655,848)
Repayment of short-term obligations                       (4,695,731)                 (48,000)
                                                  --------------------        -------------------
        Net cash provided by financing activities          10,876,682                2,179,904
IMPACT OF FOREIGN CURRENCY EXCHANGE ON CASH                   183,107                   55,627
NET INCREASE IN CASH AND CASH EQUIVALENTS                     756,829                  276,641
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                257,786                   22,454
                                                  --------------------        -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $   1,014,615             $    299,095
                                                  ====================        ===================

Supplemental disclosure of cash flow information:
Non-cash transactions:
        Success fee obligation for acquisition           $    200,000             $    400,000
                                                  ====================        ===================
        Accrued initial public offering
        expenditures                                     $    427,913             $    436,496
                                                  ==========================  ===================
        Stock issued as payment of debt                  $    303,180             $          -
                                                  ==========================  ===================
        Issuance of debt to purchase land
        and building                                     $   4,141,488            $          -
                                                  ==========================  ===================
        Obligations incurred in Steelbank
        acquisitions                                                 -            $  1,312,480
                                                  ==========================  ===================
        Issuance of stock warrants                                   -            $    651,583
                                                  ==========================  ==================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Financial Statement Presentation

     We prepared our unaudited interim consolidated financial statements pursuant to the Securities and Exchange Commission's rules. Accordingly, they do not include all of the information and notes normally included in our annual financial statements prepared in accordance with generally accepted accounting principles. We believe, however, that the disclosures are adequate to make the information presented not misleading. Certain prior period amounts have been reclassified to conform to the presentation adopted during the current period.

     The unaudited interim consolidated financial statements in this report reflect all adjustments which are, in our opinion, necessary to a fair statement of the results for the interim periods presented. All of these adjustments that are material are of a normal recurring nature. Our operating results for the nine-month period ended September 30, 2005 do not necessarily indicate the results that should be expected for the year ending December 31, 2005. The unaudited interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

2. Liquidity

     The Company has $2,880,000 of debt maturing within the next twelve months. In addition, the Company is in violation of the financial covenants with respect to its Steelbank Loan Agreement and its Ewco Credit Facility. We have incurred losses of $4.5 million through the first nine months of the year, and we expect that for the foreseeable future, our operating expenses will continue to constitute a significant use of our cash balances. We currently anticipate that our existing cash is not sufficient to meet our presently anticipated working capital, capital expenditure and operating requirements for at least the next 12 months. Either within this time period or at some future date, if our current financial performance continues, we will need to raise additional funds. There can be no assurance that this additional financing will be available, or if available, will be on reasonable terms. If adequate funds are not available on acceptable terms, we may have to accept financing on terms we view as unreasonable or that are dilutive to our stockholders. Please see Management's Discussion and Analysis, Liquidity and Capital Resources, for additional information on funds raising activities.

3.  Acquisitions by the Company

     Tarpon Industries, Inc. (the "Company" or "Tarpon") was incorporated in Michigan on January 16, 2002. The Company completed two acquisitions in 2004. Eugene Welding Co., ("EWCO"), was acquired in April 2004, and Steelbank, Inc., ("Steelbank"), was acquired in May 2004. EWCO manufactures structural steel tubing and steel storage rack systems at two manufacturing facilities in Michigan, north of Detroit. Steelbank, at such time, acted only as a distributor and sales representative for the sale of third party structural and mechanical steel tubing.

     In February 2005, the Company, through Steelbank completed the acquisition of the assets, other than the land and plant building, of the Haines Road facility of Bolton Steel Tube Co., Ltd., or "Haines Road", and in May 2005 it completed the acquisition of the land and plant building. The Haines Road facility, located near Toronto, Ontario Canada, manufactures primarily mechanical steel tubing. As a result of the acquisition, Steelbank, Inc combined with the Haines Road business and relocated to Haines Road. On April 6, 2005, Steelbank, Inc. changed its name to Steelbank Tubular, Inc.

     The aggregate purchase price including expenses related to the Haines Road acquisition transaction was approximately $10,190,000 (Cdn. $12,489,000) consisting of (1) approximately $9,211,000 (Cdn.$11,289,000) payable in cash and
(2) approximately $979,000 (Cdn.$1,200,000) secured, subordinated promissory note, either payable 15 months after closing or by offsetting adjustments made after closing or for purchases by Bolton Steel Tube Co., LTD., ("Bolton") from Haines Road. The purchase price was allocated as follows: $9,689,000 (Cdn.$11,875,000) for the assets acquired, a $200,000 success fee in connection with the transaction, payable to Bainbridge Advisors, a related party, over 24 months, and approximately $301,000 in expenses related to the transaction. We funded a portion of the purchase price with proceeds from our initial public offering and from a term loan described in Note 8.

     Pursuant to a guarantee between Tarpon and Bolton, Tarpon guaranteed Steelbank Tubular, Inc.'s obligations under the secured subordinated promissory note executed by Steelbank Tubular, Inc. in favor of Bolton. As part of the transaction, Tarpon agreed not to compete with Bolton with respect to hot-dipped galvanized products for a period of six months after closing. Bolton also agreed not to compete with Tarpon on the pre-galvanized tubing market for six months. The six month non compete agreements expired on August 17, 2005.

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

     The following table summarizes the assets acquired in connection with the acquisition of Haines Road:

                                                      Haines Road **
                                                     ---------------
        Current assets                               $   1,183,000
        Property, plant and equipment                    5,356,000
        Goodwill                                         2,439,000
        Other intangible assets                          1,212,000
        Land and buildings                               4,638,000
                                                     ---------------
        Total assets acquired                        $  14,828,000
                                                     ===============


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

                                                Three Months Ended September 30,          Nine Months Ended September 30,
                                              ------------------------------------    -----------------------------------
                                                      2005                 2004             2005                  2004
                                              ------------------------------------    -----------------------------------


Net sales                                     $    15,341,121         $16,507,206     $   46,912,010         $  49,492,807
Income (loss) before taxes                    $    (1,277,494)        $   182,541     $   (4,215,404)        $     406,574
Net income (loss)                             $    (1,413,042)             98,376     $   (4,105,012)        $   (245,912)
Net  income (loss) per common share - basic
and diluted                                   $       (0.30)          $      0.02     $       (0.88)        $      (0.05)
Weighted average number of common shares
outstanding                                         4,640,130           4,640,130          4,640,130             4,640,130



4. Midwest Tube Mill, Inc. Agreement

     On August 30, 2005, MTM Acquisition Company ("MTM Acquisition"), a wholly owned subsidiary of Tarpon Industries, formed for the purpose of this acquisition, entered into an Asset Purchase Agreement with Midwest Tube Mills, Inc. ("Midwest"), a manufacturer of mechanical steel tubing, and certain stockholders of Midwest, for the acquisition of substantially all of Midwest's assets and business (the "Transaction").

     The purchase price to be paid for Midwest's assets and business is $27.5 million (consisting of $25 million in cash and a $2.5 million subordinated promissory note (the "Note") plus the assumption of certain liabilities. The purchase price is subject to adjustment, as provided for in the Asset Purchase Agreement, for any increase or decrease in working capital as of the closing date, as compared with average working capital for the twelve months ended April 31, 2005. The Note provides for ten semi-annual payments of principal in the amount of $250,000 each, plus accrued interest therein. Interest shall accrue on the unpaid principal balance at the rate of 9.25% per year. Tarpon will guarantee MTM Acquisition's obligation under the Note.

     The Asset Purchase Agreement contains representations and warranties of the parties, as well as conditions to closing. Among other conditions is the receipt of audited financial statements for the three years ended December 31, 2004. There can be no assurance that a closing will occur.

     Subject to closing of this Transaction, MTM Acquisition also agreed to enter into a lease with Bar Properties, LLC, an affiliate of Midwest for the lease of Midwest's headquarters and manufacturing facility located in Madison, Indiana. The lease provides for an initial term of five years and two separate renewal terms of five years each. The initial rent under the terms of the lease will be $50,000 per month escalating to $60,000 per month during the first renewal term and $70,000 per month during the second renewal term. The lease is a "triple net" lease and requires MTM Acquisition to pay all taxes, maintenance, repairs and other charges associated with the use of the premises.

5. Goodwill and Intangible Assets

The changes in goodwill and intangible assets for the first nine months of 2005 are as follows:

                                                                                      Covenant
                                                                  Customer             Not to
                                                Goodwill            Base               Compete              Total
                                            ----------------- ------------------ --------------------  --------------

Balance at December 31, 2004, net                 $1,279,810   $        89,223            $  347,415    $ 1,716,448

Acquisition of Haines Road                         2,439,000         1,212,000                     -      3,651,000

Foreign currency impact                              151,651            49,935                 4,559        206,145

2005 amortization                                          -           (87,050)             (51,934)      (138,984)
                                            ----------------- ------------------ --------------------  ---------------
Balance at September 30, 2005, net                $3,870,461        $ 1,264,108           $  300,040    $ 5,434,609
                                            ================= ================== ====================  ===============

     The covenant not to compete is being amortized on a straight-line basis over the life of the agreement which is six years. The customer bases are amortized in proportion to their expected future benefits.

        2005                                 $       192,810
        2006                                         269,392
        2007                                         276,243
        2008                                         264,825
        2009                                         222,582
        Thereafter                                   338,296
                                              --------------
        Total                                $     1,564,148
                                             ================

Annual estimated total amortization expense is as follows:


     The Company's third quarter 2005 results were below the forecasts utilized when the Company originally acquired EWCO, Steelbank and Haines Road. The conditions in the markets in which the Company operates have continued to deteriorate and one of the Company's major customers, FENCEMaster, declared bankruptcy in October 2005. As a result of these factors, the Company is currently revising its operating and financial plans downward from its previous forecast. The Company plans to conduct its annual impairment test of goodwill and intangible assets at October 1, 2005. As noted in the Company's 2004 Annual Report on Form 10-K/A, if actual results differ from the Company's estimates, including if expected future cash flows from the acquired business significantly decline, and the fair value of goodwill is less than its carrying value, the Company would reduce the carrying value of goodwill to fair value and recognize an impairment expense in that amount in the income statement. The carrying amount of goodwill is $3.9 million. While the Company has not completed its first or second step of testing, an impairment loss could result during the fourth quarter 2005 as a result of those analyses. It is not reasonably possible to estimate the amount; however, such loss could be material.

6. Details of Balance Sheet

INVENTORIES:

                                     September 30,           December 31,
                                         2005                    2004
                                 ----------------------  ----------------------
Raw materials                        $  3,286,685         $    4,289,648
Work in process                           241,185                602,390
Finished goods                          2,339,988              2,599,276
Supplies                                  199,768                113,070
                                 ----------------------  ----------------------
     Total                           $  6,067,626         $    7,604,384

         The Company has no inventory obsolescence reserve as of September 30, 2005.


PROPERTY, PLANT AND EQUIPMENT:

                                                  September 30,           December 31,
                                                      2005                    2004
                                             ---------------------  ----------------------
Land                                                 $  2,620,259     $               -
Building and leasehold improvements                     2,882,921               202,086
Machinery and equipment                                 5,768,320               394,554
Computer equipment                                        167,474                59,185
Transportation equipment                                   56,007                24,500
Furniture and fixtures                                     74,423                60,151
                                             ---------------------  ----------------------
      Total                                            11,569,404                740,476
Accumulated depreciation and amortization               (446,195)              (105,425)
                                             ---------------------  ----------------------
      Net property, plant and equipment              $ 11,123,209            $   635,051
                                             =====================  ======================

7. Short-Term Debt

         Short-term debt was as follows:

                                                                September 30,      December 31,
                                                                     2005               2004
                                                             ------------------ -------------------

Steelbank revolving credit facility                           $ 1,722,167           $           -
EWCO revolving credit facility                                  5,857,307               6,711,387
First mortgage on Haines Road facility                          2,971,095                       -
Note issued in connection with redemption of EWCO shares                -                 670,000
Note issued with acquisition of Steelbank                               -                 764,388
Full recourse factoring liabilities                                     -               1,171,931
Bridge loan payable                                                     -               2,150,000
                                                             ------------------  ----------------
      Total                                                   $ 10,550,569           $ 11,467,706
                                                             ==================  ================


8. Long-Term Debt and Capital Leases

         Long-term debt and capital lease obligations were as follows:

                                                              September 30,           December 31,
                                                                  2005                   2004
                                                            --------------------   -------------------

Steelbank term loan                                           $ 1,614,438           $          -
Second mortgage on Haines Road facility                         1,025,040                      -
Third mortgage on Haines Road facility                            427,100                      -
Note payable to Bolton Steel Tube company, Ltd.                   790,777                      -
EWCO term loan                                                  1,138,433              1,347,533
Notes payable to former shareholders of Steelbank                 230,634                336,272
Other, including capital lease obligation                          24,177                 35,520
                                                      --------------------          -----------------
      Total                                                     5,250,599              1,719,325
Current portion                                               (5,122,736)              (405,107)
                                                      --------------------          -----------------
Long-term portion                                              $  127,863            $ 1,314,218
                                                      ====================          =================


The current portion of long-term debt is comprised of the following:

Current Portion of Long-Term Debt

                                                          September 30,            December 31,
                                                               2005                    2004
                                                        --------------------    ----------------

Steelbank term loan                                       $   1,614,438          $          -
Second mortgage on Haines Road facility                       1,025,040                     -
Third mortgage on Haines Road facility                          427,100                     -
Note payable to Bolton Steel Tube company, Ltd.                 790,777                     -
EWCO term loan                                                1,138,433               278,800
Note payable to Bolton Steel Tube Company, Ltd.                       -                     -
Notes payable to former shareholders of Steelbank               115,317               112,091
Other, including capital lease obligation                        11,631                14,216
                                                      -----------------------   ------------------
     Total                                             $      5,122,736          $    405,107
                                                      =======================   ==================


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

     Principal on the term loan is payable in sixty equal monthly installments of $35,000 Canadian dollars beginning on April 1, 2005. The term loan bears interest, which is payable monthly in arrears, at a floating rate equal to the lender's Canadian prime rate plus an applicable margin of between .75% and 1.25%. The entire amount of the term loan facility will mature on March 1, 2010.

     The obligations under the loan agreement are unconditionally guaranteed by Tarpon, and are secured by a security interest in substantially all of the tangible and intangible assets of Steelbank and Tarpon, other than Tarpon's common shares of EWCO. Steelbank's obligations under the loan agreement are also secured by a pledge of the capital stock of Steelbank pursuant to a share pledge agreement between Tarpon and the lender.

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

     The loan agreement also requires compliance with several financial covenants, including adjusted net worth of at least $7,409,220 (Cdn.$9,100,000) or 90% of Steelbank's actual net worth, if higher. For quarters ending on or after June 30, 2005, the minimum adjusted net worth of the previous quarter will be increased by 75% of the net income for that quarter (ignoring quarters in which there is a loss). It also requires Steelbank Tubular to maintain debt service coverage ratio (generally net income adjusted for depreciation and amortization, non-cash transactions, and capital expenditures divided by the total of all principal payments of long-term debt, capital leases, subordinated debt and all payments in respect of any distribution), of at least 1.25 to 1.00. It also requires Steelbank Tubular to maintain interest coverage (generally net income adjusted for interest expense, bank fees and net costs under interest rate contracts, taxes, depreciation and amortization and non-cash items divided by interest expense plus bank fees and net costs under interest rate contracts), of at least 1.50 to 1.00. Steelbank Tubular used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of the Haines Road facility and the cash portion of the Haines Road real estate, to pay transaction fees and expenses, to refinance Steelbank's full-recourse factoring arrangement and for general working capital purposes of Steelbank. Steelbank was in violation of the financial covenants of its loan agreement as of September 30, 2005, driven primarily by the losses sustained this year. Steelbank has not obtained a waiver from its lenders to waive the violation as of September 30, 2005. Accordingly, the related debt has been shown as current as of September 30, 2005. Management believes that it will be successful in its negotiations with its lenders to revise the financial covenants to levels that are attainable by Steelbank's, however, there can be no assurance that an agreement will be reached.


EWCO Credit Facility

     EWCO has a credit facility with Standard Federal Bank, N.A., including a revolving credit facility for up to $9,000,000, subject to a borrowing base based on eligible inventory and receivables, originally maturing August 31, 2007, and a $1,394,000 term loan.

     In August 2004, the Company refinanced its credit facility with Standard Federal Bank, N. A., including a revolving credit facility for up to $7,000,000, which was increased to $9,000,000 in December 2004, subject to a borrowing base based on eligible inventory and receivables, originally maturing August 31, 2007, a $1,394,000 term loan. The term loan is payable in equal monthly installments of principal based on a five year amortization ending August 1, 2009, but matures August 31, 2007, if the revolving credit facility is not renewed. The loans are secured by all of EWCO's personal property and are guaranteed by Tarpon. The principal amount outstanding bears interest, payable monthly, at the bank's prime rate. The loan agreement requires EWCO to maintain a minimum debt service coverage ratio and minimum tangible net worth. It also generally prohibits dividends and limits EWCO's ability to make capital expenditures. EWCO paid a 1% closing fee and must pay a 0.25% unused line of credit fee. EWCO is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity.

     EWCO was in violation of the financial covenants for tangible net worth and debt service coverage of its loan agreement as of September 30, 2005, resulting primarily from the losses sustained this year. EWCO has not obtained a waiver from its lenders to waive the violation as of September 30, 2005. Accordingly, the related debt has been shown as current as of September 30, 2005. Management believes that it will be successful in its negotiations with its lenders to revise the financial covenants to levels that are attainable by EWCO; however, there can be no assurance that an agreement will be reached.


Steelbank Tubular, Inc. Mortgages

     On May 18, 2005, Steelbank Tubular, Inc. purchased the Haines Road real estate assets, including closing fees and expenses, for $4,638,000 (Cdn. $5,870,000), consisting of (1) approximately $530,000 (Cdn. $670,000) in cash, collateralized $2,765,000 (Cdn. $3,500,000) by a one-year mortgage financing jointly secured by the Haines Road real estate and the Company with interest payable monthly at 1.25% above Canadian prime rate. In addition, Steelbank Tubular, Inc. obtained second and third mortgages from Bolton, payable August 18, 2006, totaling $948,000 (Cdn. $1,200,000) and $395,000 (Cdn. $500,000) with interest payable monthly at 8% and 10%, respectively.


Note Payable to Bolton Steel Tube Company, Ltd.

     On February 17, 2005, Steelbank Tubular, Inc. as part of the purchase of the Haines Road Facility obtained $979,000 (Cdn. $1,200,000) in a one-year note with interest payable monthly at 8.00% per annum.

9. Comprehensive Loss

     Our comprehensive losses are as follows:

                                                      Three Months Ended September 30,         Nine Months Ended September 30,
                                                    --------------------------------------   ------------------------------------
                                                           2005               2004                 2005               2004
                                                    ------------------- ------------------   ------------------  ----------------

 Net loss                                            $    (1,413,042)    $     (590,412)      $   (4,490,549)     $   (968,424)
 Other comprehensive (loss) / gain -
   foreign currency translation adjustments
                                                              71,097                363                37,959            4,855
                                                    ------------------- ------------------   ------------------  ----------------
     Comprehensive loss                              $    (1,341,945)    $     (590,049)      $   (4,452,590)     $   (963,569)
                                                    =================== ==================   ==================  ================


10. Stock Options

     As of October 22, 2004, the board of directors and shareholders of the Company adopted the Tarpon Industries, Inc. 2004 Stock Option Plan. The plan allows the Company to grant incentive stock options and non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company to purchase up to an aggregate of 650,000 common shares. This plan was approved by the Company's shareholders in June 2005.

     During the first quarter of 2005, the Company granted options for 348,285 shares to consultants, officers, employees and directors of the Company. The options are exercisable at $5.50 a share and vest immediately, for the consultant and director options for which 424,000 was expensed in the first quarter, or in cumulative annual installments over three years for the officer and employee options for which no expense was recorded. No options were granted during the first nine months of 2004 and no options were exercised in the first nine months of 2005 or 2004.

     The Company also agreed to grant the three former shareholders of Steelbank options to purchase a number of common shares equal to a combined total of approximately $138,889 per year divided by the fair market value of the common shares on the date of grant, which will be exercisable at 110% of the fair market value of the common shares on the date of grant. The options will be granted to each of them after the calendar years 2005, 2006, and 2007, if certain performance targets are met in those years and will be accounted for as a part of the acquiring of Steelbank.

     The Company accounts for stock-based compensation of employees using the intrinsic value mentod prescribed in APB No. 25.

     Had compensation expense for stock options that vested in the three and nine month periods ending September 30, 2005 been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, our results of operations, on a pro forma basis, would have been as follows:

                                                                Three Months Ended                   Nine Months Ended
                                                        ----------------------------------- ----------------------------------
                                                                  September 30,                        September 30,
                                                        ----------------------------------- ----------------------------------
                                                              2005              2004               2005              2004
                                                        ----------------------------------- ----------------------------------
                                                                           in thousands except per share data
Net loss                                                 $  (1,413)       $        (590)        $  (4,491)         $   (968)
Add:  Stock-based employee compensation included
      in resported net loss                              $        0       $            0        $        0         $       0
Deduct: Stock-based employee compensation expense
      had fair value method been applied                       (53)                   -              (132)                -
                                                        ----------------------------------- ----------------------------------
Pro forma net loss                                       $  (1,466)       $        (590)       $   (4,623)         $   (968)
Net loss per common share - basic and diluted            $   (0.30)       $       (0.48)       $    (1.11)         $  (0.79)
Pro forma net loss per common share -                    $   (0.32)       $       (0.48)       $    (1.14)         $  (0.79)
      basic and diluted

     The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for option grants during the three and nine month periods ending September 30, 2005: risk-free interest rate of 3.78%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 60%; and a weighted-average expected life of the options of five years. No options were granted during the third quarter of 2005 or for the first nine months of 2004.

11. Related Party Transactions

     In April 2004, the Company entered into a Management Consulting Agreement with Bainbridge Advisors, Inc., an advisory firm primarily owned by the former Chairman of the Board, President and Chief Executive Officer and his son. On April 15, 2005, the Company amended the Management Consulting Agreement to (1) make a one-time payment of $50,000 in consideration of certain advisory services rendered to the Company that were not originally contemplated by the parties, and (2) increase the monthly fee from $15,000 to $20,000, effective April 2005, and (3) to revise the calculation of the maximum success fee to provide that the maximum success fee shall be $300,000 plus 0.2% of the enterprise value of an acquisition, but only to the extent that the enterprise value of such transaction exceeds $50,000,000. The following table summarizes the compensation earned by the former Chairman of the Board, President and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc.:

                                            Three Months Ended September 30,              Nine Months Ended September 30,
                                      --------------------------------------------  ---------------------------------------------
                                               2005                   2004                 2005                   2004
                                      ----------------------- --------------------  ------------------- -------------------------

 Advisory services and expenses        $           77,687                  50,309    $        254,406    $        104,986
 Stock options granted                                  -                       -             333,300                   -
 Salaries and benefits                                  -                       -                   -             130,177
 Success fees                                           -                       -             200,000             400,000
                                      ----------------------- --------------------  ------------------- -------------------------
         Total                         $           77,687                  50,309    $        787,706    $        635,163
                                      ======================= ====================  =================== =========================


     During the three and nine month periods ending September 30, 2005 and 2004, the Company paid the former Chairman of the Board, President and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc. $172,687 and $539,790, and $50,309 and $180,486, respectively.

     As of September 30, 2005, liabilities included $213,889 of the success fees owed for the EWCO, Steelbank and Haines Road acquisitions consummated in 2004 and 2005.

12. Capitalization

     On February 17, 2005 the Company closed its initial public offering of 2,850,000 common shares at an offering price of $5.00 per share. The lead underwriter in the initial public offering exercised in full the over-allotment option to purchase the additional 427,500 common shares, which was sold in the initial public offering at an initial public offering price of $5.00 per share. The over-allotment sale was closed on February 23, 2005. Net proceeds to the Company from the initial public offering and the over allotment exercise were approximately $11,946,000. Proceeds of the offering were used to finance the acquisition of Haines Road to repay outstanding indebtedness, including indebtedness related to prior acquisitions, and for working capital and capital expenditures.

13. Geographic Information

     Net revenues by country for the Company (including EWCO, Steelbank and Haines Road, since the date of acquisition) were as follows for the three and nine months ended September 30, 2005 and 2004:


                                Three Months Ended                       Nine Months Ended
                                  September 30,                            September 30,
                   -----------------------------------------  ---------------------------------------
                            2005                  2004                 2005                2004
                   -----------------------------------------  ---------------------------------------

United States         $ 11,058,516          $  10,872,150        $ 34,120,483     $    21,902,604
Canada                   4,282,605              2,087,151          10,325,902           3,049,299
                   -----------------------------------------  ---------------------------------------
        Total         $ 15,341,121          $  12,959,301        $ 44,446,385        $ 24,951,903
                   =========================================  =======================================


14.  Product Sales

     Products sold to external customers (including EWCO, Steelbank and Haines Road, since the respective dates of acquisition) were as follows for the three and six months ended September 30, 2005 and 2004:


                                         Three Months Ended                          Nine Months Ended
                                            September 30,                              September 30,
                                -----------------------------------------  -----------------------------------------
                                     2005                  2004                  2005                  2004
                                -----------------------------------------  -----------------------------------------

Manufactured by the Company:
Structural Steel Tubing               $  4,594,148       $  5,063,172          $ 14,115,598      $ 10,232,109
Mechanical Steel Tubing                  6,310,954            408,576            13,660,601           774,682
Steel Storage Rack Systems               4,427,537          5,514,638            15,824,844        11,010,049
                                -----------------------------------------  -----------------------------------------
        Total                         $ 15,332,639       $ 10,986,386          $ 43,601,043      $ 22,016,840
                                =========================================  =========================================

Manufactured by others:
Structural Steel Tubing               $          -       $          -          $          -                 -
Mechanical Steel tubing                      8,482          1,972,915               770,915         2,935,063
Steel Storage Rack Systems                       -                  -                74,427                 -
                               ------------------------------------------  -------------------------------------------
            Total                     $      8,482       $  1,972,915          $    845,342       $ 2,935,063
                               ==========================================  ===========================================

15. Income Taxes

     Tarpon has not recognized a potential U.S. federal tax benefit from its net losses because of the uncertainty regarding its ability to realize future tax benefit of its net operating loss carryforwards. The potential loss carryforward is $7 million. The income tax recovery benefit of $60,000 relates to Steelbank, as the Company expects to realize benefits from its tax loss carry forwards. The comparable expense in 2004 relates mainly to EWCO.

16. New Accounting Pronouncements

     During December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the Securities and Exchange Commission amended the effective date of SFAS 123R to the first interim period of the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

17. Contingencies

     The Company is a party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of this litigation cannot be estimated with certainty, but management believes, based on their examination of these matters and experience to date, that the ultimate liability will not be material to the Company's business, financial condition or results of operations.

18. Concentration of Credit Risk

     The Company had three major customers in the third quarter of 2005, and for the nine months ended September 30, 2005, that accounted for 26.6% (including Fencemaster at 7.1%)and 25.7% (including Fencemaster at 6.5%) of net sales, respectively, and 18.6% (including Fencemaster at 10.5%)of accounts receivable as of September 30, 2005. The Company had five major suppliers in the third quarter of 2005, and for the nine months ended September 30, 2005, that accounted for 29.9% and 31.6% of net purchases, respectively.

     Periodically during the third quarter of 2005, the Company maintained a balance in one financial institution in excess of the federally insured limit of $100,000.

     The Company had two major customers in the third quarter of 2005, and for the nine months ended September 30, 2005, that accounted for 19.5% and 19.2% of net sales, respectively, and 9.1% of accounts receivable at September 30, 2005. The Company had five major suppliers in the third quarter of 2005, and for the nine months ended September 30, 2005, that accounted for 29.9% and 31.6% of net purchases, respectively.

19. Subsequent Events

     In October 2005, three trade creditors filed an involuntary Chapter 7 bankruptcy petition against C&W Manufacturing Inc., d/b/a FENCEMaster in the Bankruptcy Court for the Western District of Tennessee. FENCEMaster is a manufacturer of dog kennels and a significant customer of Tarpon (although representing less than 10% of the Company's sales for the nine months ended September 30, 2005). At the time of the Chapter 7 petition filing, Tarpon had an unsecured receivable of approximately $925,000 from FENCEMaster. The Company has increased its allowance for doubtful accounts as of September 30, 2005 to fully reserve this amount.

     The Company is pursuing the acquisition of FENCEMaster assets and has made additional advances totaling approximately $1,474,000 as of November 11, 2005 to FENCEMaster. FENCEMaster and its senior lender have granted the company a security interest in FENCEMaster's assets junior only to that of the senior lender to secure these advances. As of November 15, 2005 the Company is owed $2.4 million by FENCEMaster.

     If  Tarpon  is   successful   in  acquiring  the  assets  and  business  of
FENCEMaster, Tarpon expects to recover the Company's secured accounts receivable and at this time has reserved the unsecured accounts receivable in full.

     On November 11, 2005, EWCO, through a wholly-owned subsidiary company, FM, Inc. entered into an Asset Purchase Agreement with FENCEmaster, and certain stockholders of FENCEMaster, for the acquisition of substantially all of FENCEMaster's assets and business (the "Transaction"). The purchase price to be paid for FENCEMaster's assets is $4,024,829 plus certain costs and expenses including the costs to cure certain assumed contracts consistent with Section 365 of the Bankruptcy Code. The Purchase price consists of (a) the assumption of a $925,000 debt to EWCO. and/or Steelbank, subsidiaries of the Registrant; (b) payment of $2,964,829, which is net of previously advanced amounts due as of November 10, 2005 to Wachovia Bank, National Association; (c) payment of $50,000 to First South Bank, a Tennessee banking corporation; and (d) $100,000 payable to FENCEMaster.

     The Asset Purchase Agreement contains representations and warranties of the parties, as well as conditions to closing. Among other conditions is the entering by the United States Bankruptcy Court for the Western District of Tennessee of a Final Order of Sale approving the Transaction, which is subject to a hearing on higher and better offers. There can be no assurance that a closing will occur.

     If Tarpon is unable to consummate a transaction to acquire the assets of FENCEMaster, the Company, depending on the assets of FENCEMaster available for distribution to its secured creditors and the amount due to its senior lender at the time of any such distribution, could lose some of the secured accounts receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

     Management's discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the accompanying notes. As you read the material below, we urge you carefully consider our financial statements and related information provided herein.

     Some of the statements in this report contain forward looking statements. Forward looking statements include statements relating to performance in "Management's discussion and Analysis of Financial Condition and Results of Operations." In addition we may make forward looking statements in future filings with the Securities and Exchange Commission and in written materials, press releases and oral statements issued by us or on our behalf. Forward looking statements include statements regarding the intent, belief or current expectations of our company and or its officers, including statements preceded by or including forward looking terminology such as "may", "will", "should", "expect", "anticipate", "believe", "plan", "intend", "propose", "estimate", "continue", "predict" or other similar expressions with respect to various matters. Our actual results may differ materially from those projected in the forward looking statements due to numerous factors, particularly those discussed in the "Risk Factors" in our annual report on Form 10K/A (Amendment No.1 ) for the year ended December 31, 2004. All forward looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward looking statements that may be made by us or on our behalf in this report otherwise.

Overview of Recent Operations

     During the third quarter of 2005, the Company had net revenues of $15.3 million and a net loss of $1.4 million or ($0.30) per share. This compares with third quarter 2004 revenues of $13.0 million and a net loss of $0.59 million or ($0.48) per share.

     For the first nine months of 2005, the Company had net revenues of $44.4 million and a net loss of $4.49 million or ($1.11) per share. This compares with net revenues of $25 million and a net loss of $0.97 million or ($0.79) per share for the first nine months of 2004.

     Third quarter results were adversely affected by a bankruptcy of a significant customer which generated a bad debt expense of $925,000, and a decline in steel prices that started at the beginning of 2005. Hot rolled steel prices dropped 6.1% from $537 per ton at the start of the third quarter 2005 to approximately $504 per ton at the end of the third quarter 2005. Similar drops were also seen in all other raw material inputs for our businesses. During the first nine months of 2005, the total steel price reductions were approximately 22%, reflecting a reduction from $650 per ton at the beginning of the year.

     The Company's third quarter 2005 results were below the forecasts utilized when the Company originally acquired Eugene Welding Company, Steelbank and Haines Road. The conditions in the markets in which the Company operates have continued to deteriorate and one of the Company's major clients, FENCEMaster, declared bankruptcy in October 2005. As a result of these factors, the Company is currently revising its operating and financial plans downward from its previous forecast. The Company plans to conduct its annual impairment test of goodwill and intangible assets as October 1, 2005. As noted in the Company's 2004 Annual Report on Form 10-K/A, if actual results differ from the Company's estimates, including if expected future cash flows from the acquired business significantly decline, and the fair value of goodwill is less than its carrying value, the Company would reduce the carrying value of the Company's goodwill to fair value and recognize an impairment expense in that amount in the Company's income statement. The carrying amount of the Company's goodwill is $3.9 million. While the company has not completed its first or second step of testing, an impairment loss could result during the fourth quarter 2005 as a result of those analyses. It is not reasonably possible to estimate the amount; however, such loss could be material.

     Reduced steel pricing in 2005 caused many of our customers to defer purchases in anticipation of further price reductions. This resulted in both reduced selling prices and reduced tonnage volume which contrasts with the benefits we experienced in 2004 as a result of sharply rising steel prices.

     The second and third quarters of 2005 marked the first full six months of operations of the Haines Road facility and reflects our efforts to reestablish relationships with the Haines Road customers, and build sales. This process adversely affected earnings during the second quarter and the beginning of the third quarter of 2005 with what were in effect startup costs.

     The second and third quarters of 2005 also fully reflected the selling, general and administrative expenses related to the Haines Road and Steelbank facilities as compared to the same period in 2004.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2005 and 2004

Net Revenues

     Listed in the tables below are the net revenues and tonnage shipped for the three months ended September 30, 2005 and 2004.


                                                      Three Months Ended September 30,
                         ---------------------------------------------------------------------------------
                                        2005                                        2004
                         --------------------------------------- -----------------------------------------
                           Net Revenues           Tonnage             Net Revenues            Tonnage
                         --------------------------------------- -----------------------------------------
EWCO Tubular                     $ 5,249,668              7,383         $  5,471,748             5,804
EWCO  SpaceRak                     5,086,752              3,904            5,514,638             4,045
Steelbank Tubular*                 5,004,701              4,604            1,972,915                 -
                         --------------------------------------- -----------------------------------------
        Total                   $ 15,341,121             15,891         $ 12,959,301             9,849
                         ======================================= =========================================


* Tonnage shipped is not available for consolidated Steelbank, prior to purchase of Haines Road; therefore, tonnage reported reflects information since the acquisition of Haines Road, which occurred in February 2005.

     Net revenue for the third quarter of 2005 increased approximately 18% over the same period in 2004 from $13.0 million to $15.3 million on reduced prices, while volume on a tonnage basis increased 61%. Net Revenues for the third quarter of 2005 increased $2.3 million primarily due to the acquisition of the Haines Road business in February 2005. These increases were partially offset by lower net revenues at EWCO mostly related to declining steel prices.

     EWCO Tubular volume on a tonnage basis increased by approximately 27 % in 2005 over third quarter 2004 with revenues of $5.2 million or 4.1% lower than 2004 due to reduced selling prices, which were driven by declining steel prices.

     EWCO's SpaceRak engineered racking tonnage volumes declined by 3.5% in the third quarter of 2005. Net revenues decreased from $428,000 from $5.1 million for third quarter 2005 to $5.5 million in 2004. The vast majority of the decline was due to lower prices brought on by declining steel prices.

     Steelbank Tubular had net revenues of $5.0 million for the third quarter of 2005. Net revenues increased significantly from 2004 levels of $2.0 million. Revenues for 2004 reflected only the distribution sales of Steelbank, its only activity in 2004 prior to the Haines Road acquisition.

Cost of Goods Sold and Gross Profit

     Gross profit for the three months ended September 30, 2005 at $1.5 million increased by $94,000, or 6.5%, over the corresponding period for 2004. Gross margins decreased to 10.1% from 11.2% for the corresponding periods. The decrease in gross margin is largely due to declining steel prices which caused us to lower pricing to retain and gain additional business in a soft market.

Selling, General and Administrative Expense

     Selling, general and administrative costs, inclusive of depreciation and amortization expense, increased from $1.3 million, or 9.9% of net revenue, during the third quarter of 2004 to $3.1 million or 20.2% of net revenue during the third quarter of 2005. Depreciation and amortization expense increased $288,000 as a result of the acquisition of the Haines Road plant and real estate in February and May 2005, respectively. Other cost increases include bad debt expense of $925,000, salaries and wages of $179,000 associated with the acquired operations of Haines Road and providing staff to integrate businesses and grow the Company's sales, legal and professional fees of $192,000 associated with being a public company and searching for additional companies for acquisitions, as well insurance expenses of $70,000. Our selling, general and administrative expenses will remain high as a percentage of net revenues, until the Company can increase sales through proposed acquisitions.

Other Income and Expense

     Other income and expense changed from expense of $648,000 to income of $273,000 for the three months ended September 30, 2004 and September 30, 2005, respectively. The improvement resulted from an increase in foreign exchange gains of $618,000 as a result of the strengthening of the Canadian dollar and its effect on Steelbank, and a decrease in interest expense and financing costs of $323,000, due to lower warrant costs and interest rates.

Income Taxes

     During the third quarter of 2005, Steelbank Tubular provided for $136,000 of Canadian income tax expense.

Net Loss

     Net loss increased $823,000 to $1,413,000 for the three months ended September 30, 2005, versus $590,000 for the three months ended September 30, 2004 for the reasons described above.

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2005 and 2004

Net Revenues

         Listed in the tables below are net revenues and tonnages for the nine months ended September 30, 2005 and 2004.


                                                         Nine Months Ended September 30,
                         ----------------------------------------------------------------------------
                                         2005                                   2004
                         ----------------------------------------------------------------------------
                          Net Revenues            Tonnage           Net Revenues               Tonnage
                         -----------------  -------------------  ------------------  ----------------
EWCO Tubular               $15,499,421           19,768             $ 11,006,791            11,905
EWCO  SpaceRak              15,899,271           11,865               11,010,049             8,368
Steelbank Tubular*          13,047,693           11,500                2,935,063                 -
                         -----------------  -------------------  ------------------  ----------------
        Total              $44,446,385           43,133             $ 24,951,903            20,273
                         =================  ===================  ==================  ================


* Tonnage shipped is not available for consolidated Steelbank prior to purchase of Haines Rd; therefore, tonnage reported reflects information since the acquisition of Haines Road which occurred in February 2005.

     For the nine months ended September 30, 2005 revenue increased to $44.4 million or $19.5 million with volume on a tonnage basis increasing 113% over the same period last year. The increase in revenue primarily is a result of the acquisitions of EWCO in April 2004 ($9.4 million), Steelbank Tubular in May 2004 and Haines Road in February 2005 ($10.1 million).

     The increase in EWCO revenue was primarily the result of the acquisition of EWCO in April 2004. The increase was partially offset by falling steel prices, which resulted in the average price per ton of EWCO products decreasing by 17.7%.

Cost of Goods Sold and Gross Profit

     Gross profit was $3.0 million and $2.9 million for the nine month periods ended September 30, 2005 and 2004, respectively. Gross margins decreased to 6.6% versus 11.8% for the corresponding periods. The increase in gross profit dollars was primarily due to the acquisition of Haines Road in February 2005. The sharp decrease in gross margin was attributable to falling steel prices and the competitive factors in our industry which caused us to lower pricing to retain and gain additional business in a soft market.

     Reduced steel pricing created several adverse effects. It caused many of our customers to defer purchases in anticipation of further price reductions. This resulted in both reduced selling prices and reduced tonnage volume, which contrasts with the benefits we experienced in 2004 as a result of sharply rising steel prices.

Selling, General and Administrative Expense

     Selling, general and administrative costs increased from $2.6 million, or 10.2% of sales, during the first nine months of 2004 to $7.4 million, or 16.6% of sales, during the first nine months of 2005. These costs reflect an increase in salaries and wages of $1.29 million associated with the acquired operations of EWCO and Haines Road and providing staff to integrate businesses and grow our sales and additional bad debt expense of $925,000 related to the bankruptcy of a significant customer. Our selling, general and administrative expenses will remain high as a percentage of net revenues unless and until the Company increases sales through proposed acquisitions. In addition, we incurred an increase in legal and professional fees of $1.7 million associated with becoming a public company and searching for additional companies for acquisitions. Insurance expense increased by $207,000 including $105,000 for Directors and Officers and $102,000 for business insurance associated with the acquisitions of EWCO, Steelbank and the Haines Road facility.

Other Income and Expense

     Other income and expense changed from expense of $1,146,000 to expense of $118,000 for the nine months ended September 30, 2004 and September 30, 2005, respectively. The decrease was due primarily to an increase in foreign exchange gains of $720,000 and a reduction in financing costs and interest expenses of $307,000.

Income Taxes

     Tarpon has not recognized a potential U.S. federal tax benefit from its net losses because of the uncertainty regarding its ability to realize future tax benefit of its net operating loss carryforwards. The potential loss carryforward is $7 million. The income tax recovery benefit of $60,000 relates to Steelbank, as the Company expects to realize benefits from its tax loss carry forwards. The comparable expense in 2004 relates mainly to EWCO.

Net Losses

     Net losses increased $3.5 million to $4.49 million for the nine months ended September 30, 2005 versus $.97 million for the nine months ended September 30, 2004 for the reasons set forth above.

Liquidity and Capital Resources

     As of September 30, 2005, we had a net operating working capital deficit of $9,246,000, including cash and cash equivalents of $1,015,000, accounts receivable of $7,819,000, inventories of $6,068,000 and total current operating liabilities of $24,990,000, including accounts payable of $7,952,000 and other accrued expenses of $1,137,000. Other current liabilities at September 30, 2005 include $7,579,000 outstanding on revolving credit facilities and a first mortgage on the Haines Road facility of $2,971,000 and reclassified $2,753,000 of Steelbank and EWCO term loans due to the Company not being in compliance with certain financial covenants.

     The Company has $2,880,000 of debt maturing within the next twelve months. The Company is anticipating one or more acquisitions which will require a presently unknown amount of cash and which the Company believes are required to make its operations more efficient and which will also better utilize its resources. The Company is seeking to obtain financing for working capital needs, to refinance its short term debts and to finance possible acquisitions, on terms favorable to the Company. There can be no assurance that such financing can be obtained, failing which the Company's unmet financing needs may have a material adverse effect on its operations and continuance of business operations.

     Tarpon through its agent, Joseph Gunnar and Co., has been negotiating for between $6 and $7 million of convertible debt financing. The proceeds from this financing will be used to provide for $750,000 for deposits for future acquisitions, $790,000 to pay off a vendor note at Steelbank, $250,000 for acquisition expenses, additional working capital for the FENCEMaster acquisition and the balance for additional working capital for existing operations. This financing is expected to close on or about December 1, 2005: but there can be no assurance of the same. Given the Company's present financial condition, the failure to consummate this financing in the anticipated December 1, 2005 time frame would be materially adverse to the Company and its operations and prospects.

     The Company has engaged Jefferies & Co. to provide financing to complete the purchase of Midwest Tube Mills and additional acquisitions presently under consideration. This financing is expected to be completed shortly after audited financial statements are completed at Midwest Tube Mills, but there can be no assurance of the same. The failure to consummate this financing would be materially adverse to the Company's stated acquisition strategy.

Cash Flows From Operating Activities

     Net cash used by the Company's operations during the first nine months of 2005 was $1,948,000. Cash was used primarily by (1) $4,491,000 of losses before depreciation and amortization, and (2) a $46,000 increase in deferred taxes, primarily due to tax losses. These decreases were partially offset by (1) a $753,000 decrease in accounts receivable, primarily due to bad debt write offs, and (2) a $1,619,000 decrease in inventories, (3) an $86,000 decrease in prepaid expenses and (4) a $199,000 increase in accounts payable and accrued liabilities.

Cash Flows From Investing Activities

     The Company's investing activities in the first nine months of 2005, used $8,355,000 in cash. Cash was used primarily as follows: (1) $8,196,000 by Tarpon to acquire Haines Road, and (2) $160,000 by EWCO and Haines Road to acquire manufacturing equipment.

Cash Flows From Financing Activities

     The Company's financing activities provided $10,877,000 of cash flows in the first nine months of 2005. Cash was provided primarily by (1) $13,512,000 in net proceeds from our initial public offering of common shares, and (2) a $2,562,000 in net borrowings by EWCO and Steelbank, primarily related to the acquisition of Haines Road. These sources were partially offset by $5,198,000 primarily used to repay debt obligations associated with acquisition and bridge loan financing.

     Steelbank, as of October 31, 2005 had borrowed $2,133,000 (Cdn. $2,509,000) under the revolving line of credit, $1,577,000 (Cdn. $1,855,000) was outstanding under the Term Loan, and $2,923,000 (Cdn.$3,439,000) was available for borrowing, based on qualifying accounts receivable and inventory, under the revolving credit facility, assuming continuation of existing financial covenants.

     EWCO, as of October 31, 2005, had borrowed $5,901,000 under the revolving credit facility, $1,115,200 was outstanding under the term loan, and $786,000 was available for borrowing, based on eligible accounts receivables and inventory, under the revolving credit facility, assuming revision of existing financial covenants.

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

     SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected undiscounted cash flows. As of September 30, 2005, our intangible assets consisted of goodwill, customer base, and covenants not to compete, relating to the Haines Road and Steelbank acquisitions. While the Company has not completed its annual impairment test, an impairment loss could result during fourth quarter 2005 as a result of these analyses. It is not reasonably possible to estimate the amount, however such loss could be material.

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

Bad Debts

     We maintain a reserve for bad debts. We evaluate credit risk and the adequacy of our reserve by monitoring the age of our accounts receivable and the credit worthiness of our customers. In addition, we monitor the overall status of the industries where our products and services are utilized. Typically, this reserve is not subject to significant fluctuations from period to period. However, if we incur an unusual amount of bad debt, it could alter our exposure and the related reserve.

Grants of Options and Warrants

     We have chosen to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We must account for stock options and warrants granted to non-employees using the fair value method. We use the Black-Scholes valuation model for determining the fair value of our options and warrants. That model requires us to make assumptions regarding the expected life of the security, the expected volatility of our stock price during the period, the risk free interest rate and the dividend yield. Varying these assumptions can have a significant impact on our option and warrant valuations and related expenses.

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

Contractual Obligations

     As of September 30, 2005, EWCO and Steelbank were in violation of certain financial covenants of its Loan Agreement, resulting primarily from the losses sustained this year. The Companies have not obtained a waiver from their lenders to waive the violation as of September 30, 2005. Accordingly, the related debt has been shown as current as of September 30, 2005. Management believes that it will be successful in its negotiations with its lenders to revise the financial covenants to levels that are attainable by the Company; however, there can be no assurance that an agreement will be reached.

     There have been no other material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2004 under the caption "Contractual Obligations", except for those caused by the acquisition of Haines Road, Steelbank's new credit facility with LaSalle, the mortgage financing associated with the Haines Road real estate, and our initial public offering of common shares.


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


                                                           September 30, 2005
                                                         Expected Maturity Dates
                                         2005        2006        2007       2008     2009       Thereafter    Total     Fair Value
                                         ----        ----        ----       ----     ----       ----------    -----     ----------
                                                                  (U.S.$ equivalent in thousands)

Short-term Debt:
   Variable Rate (U.S.$)                $6,136       $  558      $  302                                     $ 6,996    $ 6,996
         Average interest rate            6.13%        6.13%       6.13%
     Variable Rate (Cdn.$)               $1,722       $   -       $    -     $  -                            $ 1,722    $ 1,722
           Average interest rate          6.25%
     Variable Rate (Cdn.$)                $ 359      $1,255       $    -     $  -     $   -       $    -     $ 1,614    $ 1,614
           Average interest rate          5.75%       5.75%
     Fixed Rate (Cdn.$)                  $5,214      $    -       $    -     $  -      $   -      $    -     $ 5,214    $ 5,214
           Average interest rate          7.02%
Long-term Debt:
     Variable Rate (U.S.$)                $  12      $   12       $    -     $  -      $   -      $    -     $    24    $   24
          Average interest rate           9.53%      10.51%


     The table below provides information about the Company's steel inventory that is sensitive to changes in commodity prices, specifically steel prices. The table presents the carrying amount and fair value as of the indicated date:

                                               September 30, 2005
                                   -----------------------------------------
                                        Carrying Amount          Fair value
                                   -----------------------------------------
                                          (U.S.$ equivalent in thousands)
                                   -----------------------------------------
Steel Inventories.........               $3,286,685             $3,286,685



ITEM 4. CONTROLS AND PROCEDURES

     A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15(b) of the Securities Act of 1934. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are not operating effectively.

     During the quarter ended September 30, 2005, other than as set forth below, there has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Act of 1934 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Risk Factors

     Please refer to, and carefully consider, the "Risk Factors and Risks Related to Our Business" section listed in our Annual Report on Form 10-K/A for the year ended December 31, 2004, together with the cautionary statement under the caption "Cautionary Statement Regarding Forward Looking Statements" and the other information included in this report For information on significant risks affecting our business, including, but not limited to, our losses and the financing requirements we are experiencing. If any of these risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

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

                                          TARPON INDUSTRIES, INC.
                                          (Registrant)


Dated:  November 21, 2005                 By:  /s/James T. House
                                               -------------------------------
                                               James T. House
                                               Its:  Senior Vice President,
                                               Chief Financial Officer, Chief
                                               Accounting Officer, Treasurer
                                               and Assistant Secretary (Duly
                                               Authorized and Principal
                                               Financial Officer)

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

                                                               EXHIBIT 31.1



                                 CERTIFICATIONS

I, J. Peter Farquhar, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tarpon Industries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  November 21, 2005
                                    /s/J. Peter Farquhar
                                    ------------------------------------------
                                    J. Peter Farquhar, Chief Executive Officer

                                                                   EXHIBIT 31.2




                                 CERTIFICATIONS

I, James T. House, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tarpon Industries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  November 21, 2005
                                              /s/James T. House
                                              --------------------------------
                                              James T. House, Senior Vice
                                              President and Chief Financial
                                              Officer

                                                                   EXHIBIT 32.1




                    CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
                     AND CHIEF FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Tarpon Industries, Inc. (the "Company") on Form 10-Q for the quarter and nine months ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), we, J. Peter Farquhar, Chief Executive Officer of the Company, and James T. House, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          1.   the  Periodic  Report fully  complies  with the  requirements  of
               Section  13(a) or 15(d) of the  Securities  Exchange Act of 1934;
               and

          2. the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 21, 2005                     /s/J. Peter Farquhar
                                              --------------------------------
                                              J. Peter Farquhar, Chief
                                              Executive Officer

Dated:  November 21, 2005
                                              /s/James T. House
                                              --------------------------------
                                              James T. House, Senior Vice
                                              President and Chief Financial
                                              Officer