Form 10-K
period 2005-12-31
Tarpon Industries, Inc.
filed 2006-03-31
CIK 1303565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

                                             Commission file number:  001-32428


                             TARPON INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

         MICHIGAN                                     30-0030900
(state or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                      Identification No.)

2420 Wills Street, Marysville, Michigan                 48040
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (810) 364-7421

Securities registered pursuant to section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
  Common Shares, no par value               American Stock Exchange
  ---------------------------       -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:  NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   Yes [ ] No [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer[ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of March 29, 2006: $13,608,213.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 1, 2006 it was 4,640,130.

TARPON INDUSTRIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

PAGE

PART I.......................................................................

        ITEM 1.  BUSINESS....................................................

        ITEM 1A. RISK FACTORS................................................

        ITEM 1B. UNRESOLVED STAFF COMMENTS...................................

        ITEM 2.  PROPERTIES..................................................

        ITEM 3.  LEGAL PROCEEDINGS...........................................

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........

PART II......................................................................

        ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY,
                 RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES
                 OF EQUITY SECURITIES........................................

        ITEM 6.  SELECTED FINANCIAL DATA.....................................

        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS.........................

        ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK.................................................

        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................

        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.........................

        ITEM 9A. CONTROLS AND PROCEDURES.....................................

        ITEM 9B. OTHER INFORMATION...........................................

PART III.....................................................................

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........

        ITEM 11. EXECUTIVE COMPENSATION......................................

        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT.......................................

        ITEM 13. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS................

        ITEM 14. PRINCIPAL ACCOUNTANT'S FEES & SERVICES......................

PART IV......................................................................

        ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..................

                                     PART I

ITEM 1. BUSINESS

Introduction

     We, through our subsidiary companies, manufacture and sell structural and mechanical steel tubing and engineered steel storage rack systems. We were incorporated in Michigan on January 16, 2002 and have made three acquisitions commencing in 2004. Our subsidiaries are Eugene Welding Co., or "EWCO," acquired in April 2004, Steelbank, Inc., or "Steelbank," acquired in May 2004, and substantially all of the assets and business of the Haines Road facility of Bolton Steel Tube Co., Ltd., in February 2005, other than the real estate. The Haines Road real estate and buildings were purchased in May of 2005. The Haines Road Facility and its real-estate were then combined into Steelbank which was renamed Steelbank Tubular, Inc.

     EWCO has two manufacturing facilities in Michigan, within 80 miles north of Detroit, and Steelbank has a manufacturing facility in Mississauga, Ontario, Canada, a suburb of Toronto. We intend to seek other acquisitions in the steel tubing and steel fabrication industries. In August 2005, we signed with Midwest Tube Mills Inc., or "MTM" to acquire essentially all of their assets and business excluding the building and real estate, and are terminating that agreement because of the unavailability of audited financial statements.

     Our executive offices are located at 2420 Wills Street, Marysville, Michigan 48040. Our telephone number is (810) 364-7421. Our e-mail address is tarponir@tarponind.com and our web site address is http://www.tarponind.com. Information accessed on or through our web site does not constitute part of this report.


Industry Overview

     The steel tubing and the steel storage rack systems industries are fragmented, with more than 100 manufacturers in the United States and Canada serving regional markets. Because of the size and weight of structural and mechanical steel tubing, costs of transportation are significant, and it is generally not cost effective to ship these products more than 800 miles from the manufacturing plant. This and customers' short lead-time requirements limit the geographic market for steel tubing manufacturers.

     Structural and Mechanical Steel Tubing

     Structural steel tubing, also known as hollow structural sections or "HSS", is processed continuously from hot rolled steel coil, roll formed and welded in line using high frequency welding. The tubing is cut to length by an in-line traveling saw or shear. HSS is manufactured at EWCO in round, square and rectangular sections in sizes ranging from 1.5 inches square and round through 5 inches round and 4 inches square and associated rectangles and rounds to ASTM A500 Grade B and C specifications. HSS is used as structural members for buildings and structural frames and parts for equipment in a variety of applications and industries. Structural steel tubing provides a high strength-to-weight ratio, uniform strength, torsional rigidity, an aesthetic appearance, cost-effectiveness and recyclability.

     Mechanical steel tubing is typically manufactured to smaller sizes, 2 inches square and below. At EWCO and Steelbank mechanical tubing is produced from hot rolled pickled and oiled, cold rolled, aluminized, pre-galvanized (G-60 or G-90), and galvalume steel and galvanneal strip. These products are manufactured typically to ASTM A513 type 1 or 2 specifications. Mechanical steel tubing is manufactured from low carbon to high strength, low alloy material, for greater strength and formability. Using this type of steel allows for lighter weight products for use in automotive parts and furniture and in a variety of applications for machine and equipment parts, typically where formability, machinability and fluid conduction are required.

         Steel Storage Rack Systems

     Steel storage rack systems are generally structural steel tubing or structural beams, assembled from fabricated metal components and are welded together to form frames and beams. These standard components can be assembled to form:

o selective racks, which are typically used in public and commercial warehouse applications where the ability to select palletized materials is desired, which represent a substantial majority of our steel storage rack system sales,
o drive-in/through racks, which provide high-density storage of palletized long shelf life products, such as salt,
o push back racks, another form of high-density storage, which provides some degree of selectivity,
o cantilevered racks, which are typically used in the bulk storage of large unit items, such as lumber, plywood and drywall.
o archival storage systems, which are designed to provide high density records storage, including the legal, medical and banking industries.
o order-picking systems, which are designed to incorporate into the rack a conveying system and multi-level mezzanine from which product can be taken off pallets and repackaged for shipment to individual store locations.

     These systems are used in the home center, retail distribution, public warehouse and commercial and industrial distribution markets. Engineering and system design services are involved in choosing the appropriate components for the system. Leading manufacturers of steel storage rack systems are members of the Rack Manufacturers Institute, which promulgates standards for, and certifies standard rack components.

Our Operations

     EWCO

     EWCO manufactures and sells structural steel tubing and SpaceRak (R) steel storage rack systems at its facilities in Marysville and Marlette, Michigan.
EWCO commenced operations in 1954 as a manufacturer of steel products. Currently, EWCO manufactures structural and mechanical steel tubing in sizes ranging from 1.5 inches round and square to 5.0 inches round and 4.0 inches square, and complementary sizes in rectangular and specialty oval shapes, typically to the structural specification ASTM A500 Grade B and C and the mechanical specification ASTM A513 Grade B. In addition, EWCO manufactures steel storage rack systems, now including selective racks, drive-in/through racks, push back racks, cantilevered racks, archival storage systems and order picking systems used in the home center, retail distribution, public warehouse and commercial and industrial distribution markets. For the twelve month period ending December 31, 2005, tubular products accounted for approximately 48% of EWCO's revenues, and SpaceRak (R) systems accounted for approximately 52% of EWCO's revenues.

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

     Steelbank

     Steelbank operated as a structural and mechanical steel tubing warehouse and distribution center. Steelbank brokered the sale of structural and mechanical tubing that was manufactured by other tubing companies. The operation serviced the Canadian mechanical market with focus on automotive tubing and various furniture applications.

     On May 14, 2004, we acquired 100% of the outstanding common stock of Steelbank for a total cost of approximately $1,656,563 U.S. Dollars, by paying approximately $54,263 (Cdn.$75,000) in cash, issuing a promissory note in the principal amount of approximately $574,300 (Cdn.$800,000), payable in monthly installments of Cdn.$15,000 from July 1, 2004 to December 1, 2004 and Cdn.$200,000 on December 10, 2004, as well as Cdn.$62,500 of the holders' legal and other expenses at maturity, with the balance paid at the earlier of the closing of our initial public offering in February 2005, valued at $375,000 Cdn., by issuing 60,636 of our common shares in February 2005, and by issuing additional promissory notes in the aggregate principal amount of approximately $290,750 (Cdn.$405,000) payable over three years to the three former shareholders of Steelbank, unless their employment with Steelbank is terminated for specified reasons. The notes are secured by all of the shares of Steelbank and the assets of Steelbank. Canadian dollars are translated into U.S. dollars as of the acquisition date of May 14, 2004.

     In February 2005, the Company, through Steelbank completed the acquisition of the assets of the Haines Road facility, other than the land and plant building, and in May 2005 it completed the acquisition of the land and plant building. Steelbank, Inc. combined with the Haines Road business and relocated to Haines Road. The Haines Road facility has manufactured and sold structural and mechanical steel tubing at its owned facility in Mississauga, Ontario, Canada, a suburb of Toronto, since 1988. Its customers' use these products for residential, commercial and industrial fencing, scaffolding, automotive after-market exhaust systems, racking and greenhouses. On April 6, 2005, Steelbank, Inc. changed its name to Steelbank Tubular, Inc. and had ceased substantially all of its prior operations.

     The aggregate purchase price including expenses related to the Haines Road acquisition transaction was approximately $10,190,000 (Cdn. $12,489,000) consisting of (1) approximately $9,211,000 (Cdn. $11,289,000) payable in cash and (2) approximately $979,000 (Cdn.$1,200,000) secured, subordinated promissory note, either payable 15 months after closing or by offsetting adjustments made after closing or for purchases by Bolton Steel Tube Co., LTD. ("Bolton") its former owner from Haines Road. The purchase price was allocated as follows:
$9,689,000 (Cdn. $11,875,000) for the assets acquired, a $200,000 success fee in connection with the transaction, payable to Bainbridge Advisors, a related party, over 24 months, and approximately $301,000 in expenses related to the transaction.

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

     On May 18, 2005, Steelbank purchased the Haines Road real estate assets, including closing fees and expenses, for $4,638,000 (Cdn. $5,870,000), consisting of (1) approximately $530,000 (Cdn. $670,000) in cash, (2) approximately $2,765,000 (Cdn. $3,500,000) one year mortgage bridge financing, and (3) seller financing of approximately $948,000 (Cdn. $1,200,000) and $395,000 (Cdn. $500,000) payable August 18, 2006 in second and third mortgage financing, respectively.


Our Business Strategy

     Our business strategy is to become a larger and more significant manufacturer and distributor of structural and mechanical steel tubing, steel storage rack systems and related products in our current geographic market, and then to expand outside our markets. Key elements of our strategy are to:

     Acquire facilities, customers and management through strategic acquisitions of other steel tubing, steel storage rack system and related product manufacturers or distributors. The steel tubing and the steel storage rack system industries are fragmented, with more than 100 manufacturers in the United States and Canada serving regional markets, providing us with potential acquisition opportunities. We could use our common shares, other securities or additional indebtedness for possible strategic acquisitions of steel tubing, steel storage rack system and related product manufacturers, distributors or both, to expand our manufacturing capabilities within our current geographic markets to realize purchasing and administrative economies of scale and to expand our geographic markets by acquiring manufacturing facilities closer to additional customers. Although we regularly review potential acquisition opportunities, we have no agreement, other than with respect to Midwest Tube Mills Inc.

     Integrate the operations of EWCO, and Steelbank, as appropriate and other entities we may acquire. We are using our combined buying power to purchase more efficiently and to use senior management's purchasing expertise. We are centralizing some management functions, including accounting, finance, human resources and administration and adopt consistent standards, controls, procedures and policies. Because they produce different products for different customers, with EWCO primarily producing structural steel tubing and Steelbank primarily producing mechanical steel tubing, we currently intend to continue to use the EWCO and Steelbank facilities to manufacture the types of products they currently produce.

Our Products

     Tubular Products

     EWCO's and Steelbank's steel tubing products are building blocks for manufacturers of other products. Steel tubing products are used in original equipment manufacturer automotive, boating, industrial equipment, construction, agricultural, steel service center, leisure and recreational vehicle markets. EWCO manufactures primarily structural steel tubing from plain steel coil, while Steelbank manufactures primarily mechanical steel tubing from coated steels, the primary difference being that mechanical steel tube uses thinner, generally coated steel, such as pre-galvanized, aluminized and G90 steel, and generally has closer tolerances, smaller diameters and more corrosion resistance, making it more useful for some consumer products.

Applications for structural and mechanical steel tubing include the following:

o leisure products: exercise equipment, bicycles, boating trailers, boat hoists, recreational vehicles and pop-up campers.
o agricultural/commercial: greenhouses, sprinkler systems, farm implement components, tillage equipment, fork lifts and industrial equipment.
o commercial construction: building conduit, handrails, scaffolding, bridges and miscellaneous uses.
o automotive: various components, including aftermarket automotive exhaust systems, trunk hinges, trailer hitches, storage racks and hydro formed components.
o furniture: tables, chairs, stools, closet and curtain rods, beds, futons, storage units, and store display racks.
o    appliance: refrigerators, stoves and barbecues.
o garden and home tools: lawnmowers, snow blowers, shovels, rakes, and water sprinklers.
o fencing: residential, including dog kennels, commercial, industrial and ornamental.
o    energy and exploration: oil rigging related equipment.

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

     Our roll-formed products are "R-mark certified" (#5170), which is an independent certification process registered with the Rack Manufacturers Institute of North America. This certification assures that the designs and capacity tables meet all current Rack Manufacturers Institute, American Iron and Steel Institute and American Institute of Steel Construction specifications. It also makes our products standardized. We design our steel storage rack systems to comply with customer specifications.

     SpaceRak (R) products include the following:

o Selective Rack - Roll Formed: We manufacture this product in five different post cross sections, from 3 inch x 1-5/8 inch to 4 inch x 3 inch, with gauges ranging from 16 gauge to 10 gauge in most shapes. We also manufacture eight different size step beams, ranging from 2-1/4 inch x 2-1/5 inch to 6 inch x 2-1/2 inch rolled in 16 gauge through 11 gauge. We also offer a large quantity of box beams. We also manufacture accessories for pallet rack installation, including special accessories for the retail market. Historically, this rack has generated our largest steel storage rack systems sales.
o Selective Rack - Structural Steel: We can furnish this product with uprights from 3 inch to 4 inch structural channels and beams made from any structural channel, I-beam or wide flange section. It makes a special wide flange upright frame that also uses bolt on beams.
o Drive-in/Drive-through Rack: Using the frames and beams from the selective rack, we design drive in racks using special arms and rails to hold the pallets.
o Pushback Racks - Roll Formed and Structural Steel: We furnish rolled formed and structural pushback racks. They use a pushback track system purchased from a third party for most of its systems.
o Cantilever Rack - Roll Formed: We have a roll formed cantilever rack that is medium duty and is used for smaller systems and furniture storage applications. We also offer accessories to compliment this product.
o Cantilever Rack - Structural Steel: We have a structural steel cantilever rack that is heavy duty and is used in the lumber industry and retail lumber applications. We offer columns from 6 inches to 16 inches deep that have matching arms welded from 3 inch to 5 inch I-beams and 6 inch and 8 inch wide flanges. We also offer accessories to compliment this product.
o Archival storage system: We use our roll formed storage racks with special decking options and mezzanine decking options to create a multi-level steel storage rack system to store archival records.
o Order Picking Systems: We use our roll formed storage racks with pallet flow and carton flow products. These systems also require a large amount of outside purchased items, including floor decking, safety grating, stairs, and fire baffles.


Our Customers

     We market and sell our steel tubing products to customers in original equipment manufacturer automotive, boating, industrial equipment, construction, agricultural, steel service center, and leisure and recreational vehicle markets. We market and sell our steel storage rack systems products to customers in the home center industry, retail distribution, public warehouse and commercial and industrial distribution markets and distributors to customers in those markets. During 2005, our ten largest customers represented approximately 55% of our combined net revenues, including Menard, Inc., which represented approximately 14% of our combined revenues. During 2004, our ten largest customers represented approximately 61% of our combined net revenues, including Menard, Inc., which represented approximately 22% of our combined net revenues. The loss of any of these customers or any significant reduction in their business would have an adverse effect on our business, financial condition and results of operations.

Our Marketing, Sales and Distribution

     We currently sell our structural and mechanical steel tubing and steel storage rack systems products primarily through our direct sales force. EWCO's steel tubing products are sold through 5 direct salespersons, EWCO's customer service department and independent sales representatives. EWCO's steel storage rack system products are sold through 5 direct sales persons, independent distributors and independent sales representatives. Steelbank sells its products through 3 direct sales persons.

Inventory and Backlog

     We generally produce our products to fill specific orders or for forecasted requirements to provide us with some additional flexibility in responding to customer delivery demands. Inventories of our steel storage rack system products are generally a combination of components manufactured by EWCO and components purchased from third parties.

     Neither EWCO nor Steelbank has a backlog of firm orders. We do not consider any of our backlog orders to be firm, as they generally may be cancelled without penalty.


Manufacturing

     The raw material for manufacturing structural steel tubing is steel coil. We purchase various gauges of steel coil that is typically 50 inches wide and weighs 40,000 to 50,000 pounds. The steel coil is slit to the desired width, typically between five (5) to sixteen (16) inches. The slit steel is then fed into a tube mill, which forms the steel into a round tube, welds the seam and then reforms the tube into the desired shape: square, rectangular, round or special shape. The tubes are then cut to a desired length and are prepared for shipment to the customer or moved for further processing, such as saw cutting, punching, drilling, mitering, de-burring, or painting. Steelbank mechanical steel tubing products are primarily manufactured from coated steels, such as pre-galvanized, aluminized and G90 steel.

     EWCO currently has five tube mill lines primarily producing structural steel tubing commonly referred to as hollow structural shapes (H.S.S.) The mills are capable of producing product within one half the tolerance specified under ASTM A500 GRADE B and GRADE C tubing. Four of the five tube mills are conventional tube mills. The fifth mill is a form square, weld square mill that tightly controls the physical dimensions of the tube as well as the orientation of the weld seam.

     Steelbank currently has three principal tube mills, primarily producing mechanical steel tubing. It is produced using a variety of steel types and in a wide variety of sizes. Its close tolerances allow the tubing to be used in mechanical parts with little or no metal removal or machining, making it cost-effective for many mechanical applications. One of Steelbank's primary tube mills is a high-speed tube mill with quick change and "dimple free cut" capability. This mill has the ability to produce close tolerance tubing at high run speeds, using more efficient solid-state welding technology. This mill also has remetalizing, UVC coating and in-line quality testing capabilities. Steelbank's other two primary mills also have in-line UVC coating as well as in-line de-dimpling capability.

     Steelbank's mills have the capability to provide a clear UVC coating on products for customers who require or request additional corrosion resistance for more severe applications. The coating is applied in-line and is cured rapidly using "ultra-violet" technology. It is typically applied over zinc-coated substrates, such as G90, to enhance the corrosion resistant properties and prevent the onset of "white-rust." The finish is a smooth clear paint coating, which is bonded to the substrate. The in-line remetalizing system for tube products manufactured from coated (pre-galvanized) steel repairs the weld area of the tube.

     The manufacturing process for roll formed steel storage rack systems is similar to the process for structural and mechanical steel tubing. Slit steel coil is fed into a tube mill and converted into C and U shaped sections of various lengths. These parts are then assembled together with a variety of fabricated metal components, either produced by us or acquired from third parties. The parts are assembled in fixtures and welded, currently primarily by hand, into their desired configuration. The completely welded "frames" and "beams" are then painted using an electrostatic paint system. The paint system applies a water-based acrylic enamel coating.

     For structural steel storage rack systems, we initially cut structural beams to the required dimensions. These structural components are then used for the columns or support arms of the steel storage rack system. We then use equipment such as shears, press brakes, ironworkers and presses to produce various fabricated components and then weld the necessary brackets and components to the structural columns or arms. The completely welded parts are then painted using a hand-applied electrostatic baking enamel, matched to the customer's color requirements, on a continuous flow paint line.

     EWCO currently has one step tube mill and five (5) roll form tube mills primarily producing steel storage rack system products. Manufacturing time for an order is typically one week, although complex or large orders may take up to several weeks.


Competition

     Our structural and mechanical steel tubing and steel storage rack systems products are generally manufactured according to standard industry specifications. Substantially similar products are available from a number of manufacturers. As a result, we are subject to significant competition, principally based on price and secondarily based on how closely the product conforms to specifications, product availability, delivery and service. Some of our competitors are larger than we are, have larger product lines, have more diversified businesses, have well-established reputations and customer relationships and have greater financial, engineering, manufacturing, marketing, distribution and management resources than we do; and therefore, are able to buy steel in larger quantities and are more able to engage in price competition.

     Because of the size and weight of structural and mechanical steel tubing and the resulting costs of transportation and price competition, it is generally not cost effective to ship these products more than 800 miles from the manufacturing plant. This and customers' short lead-time requirements create geographic limits for steel tubing products and limits competition to manufacture in our geographic area.

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

     For structural and mechanical steel tubing, our more significant competitors are United States and Canadian manufacturers located within 800 miles of our manufacturing facilities, including Copperweld Corporation, Atlas Tube, Inc., Bull Moose Tube Company, Levitt Tube Company, Lockjoint Tube, Inc., Sterling Pipe and Tube, Inc., Hanna Steel Corporation, Independence Tube Corporation, Allied Tube and Conduit, a division of Tyco International Limited Company, Maverick Tube Corporation, Wheatland Tube Company, Welded Tube of Canada Limited, and James Steel & Tube Company.

     Our more significant competitors with respect to steel storage rack systems include United Store Fixtures Company, Morgan Marshall Industries, Inc., Ridg-u-Rak, Inc., SpeedRack Products Group, Ltd. and SteelKing Industries, Inc. We believe that the principal competitive factors affecting our steel storage rack system products depend on the type of customer. For sales to distributors, we believe the principal competitive factors are price and delivery, with little engineering and system design on our part. For retail sales, we believe the principal competitive factors are price, quality, product availability, delivery and customer support systems that can work with the logistical and purchasing functions of the customer. Engineered large products are generally sold through systems consultants and manufacturing representatives. We believe that the principal competitive factors for these sales are price, quality, product availability, delivery and engineering design knowledge, including technical creativity and project management capabilities.


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

     In 2005, we purchased approximately 34% of our steel coil from four suppliers. While we believe steel coil is generally available from a number of suppliers, the loss of any of our present suppliers, interruption of production at one or more of these suppliers or any other disruption in the supply of steel coil from these suppliers could impair our ability to manufacture our products or require us to pay higher prices to obtain steel coil from other sources. We do not intend to maintain significant inventories of steel coil. Therefore, we might incur delays in meeting delivery deadlines if a particular supplier is unable or unwilling to meet our requirements.

     The cost of steel represented approximately 67% of our net revenues in 2005. As a result, the steel industry, which is highly volatile and cyclical in nature, materially affects our business. Steel is a global commodity, with its price based on worldwide supply and demand. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices. The following was our average cost per ton of our base steel coil purchased in the years ended December 31, 2005, 2004 and 2003 $575, $649, and $294, respectively.

     The United States imposed anti-dumping tariffs in March 2002 on some countries over a three-year period at decreasing rates, reducing foreign imports of steel coil and increasing the cost of flat rolled steel in 2003. These protections were rescinded in December 2003, but we believe the devaluation of the U.S. dollar in relation to foreign currencies and increased Chinese consumption of steel has limited steel imports. We believe that these conditions, combined with increased demand from a recovering U.S. economy and increased consolidation in the domestic steel producing industry resulted in continued increased costs of steel coil in the beginning of the second quarter of 2004, although steel prices stabilized in the latter part of 2004.. In the fourth quarter of 2004, steel prices began to decline. Steel prices for our base steel coil continued to abate during 2005, stabilizing in the fourth quarter of 2005. This deterioration in the U.S. markets with declines in shipments, consumption, and production were due largely to excess inventories at both distributors and original equipment manufactures. Less robust economic growth and weakness in the automotive sector also contributed to the declines. Prices firmed starting in September 2005.

Trademark and Domain Names

     We have registered the trademark SpaceRak (R) in the United States. We believe that SpaceRak (R) is recognizable in the industry and might be important to our steel storage rack systems business.

     Tarpon maintains web sites at www.tarponindustries.net (under construction) and www.tarponind.com (under construction). EWCO also maintains web sites at www.SpaceRak.net and www.ewco.net.

Environmental, Health and Safety Regulation

     Our business is subject to numerous US and Canadian local, state, provincial and federal laws and regulations concerning environmental, health and safety matters, including those relating to air emissions, wastewater discharges, storm water drainage, and the generation, handling, storage, transportation, treatment and disposal of hazardous materials. Violations of such laws and regulations could lead to substantial fines and penalties. Also, there are risks of substantial costs and liabilities relating to the investigation and remediation of past or present contamination, at current or former properties used or owned by us and at third-party disposal sites, regardless of fault or the legality of the original activities that led to such contamination.

     EWCO is unaware of any material noncompliance with its air permits or applicable air, water and waste management rules and regulations at its Marysville or Marlette, Michigan facilities, except that, in July 2004, the Michigan Department of Environmental Quality, or "MDEQ," notified EWCO that it had determined that the Marysville facility was a "major source" for certain air emissions and that EWCO had failed to apply for a Renewable Operating Permit for air emissions not covered by its Permit to Install then in effect. EWCO applied for a revised Permit to Install to obviate the need for a Renewable Operating Permit in August 2004, and received the revised Permit to Install in December 2004. The MDEQ and EWCO negotiated a resolution of the violations alleged by MDEQ, and EWCO paid a settlement amount of approximately $31,000 to resolve the violations alleged by the MDEQ in July 2004.

     Subsequently in October 2005, the MDEQ Water Bureau cited EWCO for not having separate Storm Water Pollution Prevention Plans for each physical location in Marysville along with other minor infractions. Since that time separate plans were developed and submitted to the MDEQ for their approval. The Company incurred approximately $28,000 to remediate the issue and does not anticipate any further expenses.

     On January 19th, 2006, the Michigan Occupational Safety and Health Administration (MIOSHA) performed an inspection of both the SpaceRak and EWCO facilities to identify any violations of the General Industry Safety Standards. On February 7, 2006, an exit interview was held with the inspector, at which time the State identified nineteen Serious violations and fourteen Other Than Serious violations. There has been no formal notification from the State at this time indicating the magnitude of the fines that are forthcoming, however, it is expected this notification will arrive by mid-April. In the interim, based upon the items identified during the exit discussion, an action plan has been developed with approximately $19,500 identified in costs required to abate the citation.

     A Phase I and II environmental report prepared in June 2003 for the Steelbank facility in Mississauga, Ontario, acquired in 2005, did not identify any material noncompliance with applicable environmental legislation and guidelines. In connection with a non-functional bag house operation, it recommended that in the event that the bag house became operational that the facility determine whether it is required to obtain from the appropriate regulatory agencies a certificate of approval for its baghouse operation.

     A Phase I update for the Steelbank facility was performed in April 2005. The report reconfirmed the prior reports' conclusions regarding the need to determine whether a certificate of approval is necessary for the baghouse operation in the event it became operational.

     The report also identified an area of petroleum hydrocarbon soil contamination near a disconnected electrical transformer on the Haines Road property. A total of 2.76 metric tons of contaminated material was removed. Subsequent soil verification met the applicable standard.

     The Phase I report identified a concern related to staining around an above-ground storage tank. The Phase 1 update report reviewed the above-ground storage tank and did not observe significant staining on the ground surface or distressed vegetation near the above-ground storage tank and did not recommend any further action.

     The Phase 1 update report also identified a concern related to an underground storage tank (`UST'). The location of the tank was identified. The tank was removed and the area remediated to applicable standards.

     We conducted a Phase I review in December 2004. The Phase I update reconfirmed the prior reports' observations regarding an area of petroleum hydrocarbon soil contamination near a disconnected electrical transformer on the Steelbank property and also identified an additional, similar staining around an above-ground fuel storage tank.

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

Insurance

     Actual or claimed defects in our products could give rise to products liability claims against us. We might be sued because of injury or death, property damage, loss of production or suspension of operations resulting from actual or claimed defects in our products. We have products liability insurance with a liability limit of $4,000,000 domestically and $4,380,000 for Canadian operations.

Employees

     As of February 12, 2006, the Company employed a total of approximately 216 full-time individuals, with Tarpon employing eight, EWCO employing 156 and Steelbank employing 52, 160 of whom were involved with production and the remaining 56 of whom were executive and administrative personnel.

     Our future performance depends on the continued service of our key sales, production and senior management personnel and consultants.

     Approximately 121 EWCO employees are covered by a collective bargaining agreement with the International Brotherhood of Teamsters that expires on October 15, 2006. The Teamsters have represented employees at the Marysville facility since 1967 and employees at the Marlette facility since 2000.

     The Company has a one year collective bargaining agreement with the United Steelworkers Union at Steelbank. The agreement covers approximately thirty-nine employees and expires on November 30, 2006. We believe our employee relations are good.

Financial Information about Geographic Areas

     The following table sets forth on a proforma basis (after giving effect to the acquisition of EWCO and Steelbank, beginning in 2003) information regarding our revenues from the United States and Canada and long-lived assets located in the United States and Canada:

                                                  Year Ended December 31,
                               --------------------------------------------------------------
Revenues By Country                 2005              2004 Proforma         2003 Proforma
                                    -----             -------------         --------------
                                                  (dollars in thousands)
United States ................ $ 49,732             $      43,188                 $26,769
Canada ....................... $ 11,119             $       7,849                  $7,162

                                                   As of December 31,
                                           ------------------------------------
Long-Lived Assets Located In:                  2005                  2004
                                               -----                 -----
                                                 (dollars in thousands)
United States............................  $         629          $        568
Canada...................................  $      14,013          $      1,821


Where You May Obtain Information We File With The SEC

     We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC. The address of the SEC's web site is http://www.sec.gov.

     The Company's current Web sites are http://www.tarponindustries.net and http://www.tarponind.com. We will make available free of charge on or through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will voluntarily provide electronic or paper copies of our filings free of charge upon request.

ITEM 1A. RISK FACTORS

     You should carefully consider the specific factors listed below, together with the cautionary statement under the caption "Cautionary Statement Regarding Forward Looking Statements" and the other information included in this report. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common shares could decline, and you may lose all or part of any investment in our common stock.

Risks Relating to Our Business

We have a history of losses, and may not achieve profitability in the future, which would adversely affect the price of our common shares.

     For the year ended December 31, 2005, we reported a net loss of $7.3 million. From our inception on January 16, 2002 through December 31, 2005, we incurred net losses of approximately $10.7 million. Tarpon has funded such losses and a portion of its acquisition costs through equity investments, credit facilities and through the proceeds of its initial public offering. If Tarpon's operating subsidiaries are not able to attain profitability, they would be unable to continue operations.

Our liquidity may not be sufficient to sustain operations.

     Based on our current business plans, we believe that our existing cash resources will be sufficient to fund its operating losses, capital expenditures, debt payments and working capital requirements for the next 12 months. The estimated length of time that our cash resources will sustain operations is based on management assumptions. These estimates and assumptions are subject to change as a result of actual experience. We may not be able to attain profitability. Failure to generate sufficient revenues, achieve certain other business plan objectives or raise additional funds could have a material adverse effect on our results of operations, cash flows and financial position, including our ability to continue as a going concern.

     Management's plans include completing the cost reduction begun in January 2006, improved receivables and inventory management, maintaining of margins as steel prices fluctuate, and continuing the development of its customers and markets through its sales initiatives.

     There can be no assurance that we will be able to achieve our business plan objectives or that we will be able to generate cash flows from operations. If we are unable to generate adequate funds from operations or raise additional funds, we may not be able to repay our existing debt or funds operations.

We have mortgages coming due on Steelbank's plant.

     We currently have mortgage financing for the Steelbank facility, which becomes due in May 2006. We are seeking to pay the same through a potential sale and lease back transaction and have signed a definitive agreement for this transaction. If we are unsuccessful in completing this transaction, Steelbank's facility could become subject to foreclosure, which could have a material affect on our operations. We could be evicted from the premises which would likely require us to discontinue Steelbank business for a significant period of time or even permanently. -

Our level of indebtedness materially affects our operations and even our survival.

     As of December 31, 2005 our total consolidated indebtedness for borrowed money, including current maturities, was approximately $20.6 million. Subject to the limits on EWCO and Steelbank pursuant to their credit facilities, we may incur additional debt in the future. Our level of indebtedness and the debt servicing costs associated with that indebtedness will require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes. In addition, a material default in our indebtedness could result in the failure of our business.

Covenant restrictions in our credit facilities may limit our ability to operate our business and, if we do not comply with them, may prevent us from borrowing under those facilities and may require us to seek to refinance our loans.

     We are currently in violation of certain financial covenants for the EWCO and Steelbank credit facilities. As a result of these violations and cross collateral terms in our convertible note we are in violation of covenants with the note holder.

     We are currently negotiating with our lenders to obtain waivers and reset our covenant levels in order to comply with our lending agreements. We are also in violation with our lender due to the issuance of a qualified opinion. We have obtained a waiver from our lender of the convertible note concerning this issue. There can be no assurance that we will be successful in our negotiations to obtain waivers or new covenants.

     EWCO has a credit facility secured by all of its assets. Its loan agreement requires it to maintain a minimum debt service coverage ratio and minimum tangible net worth. It also generally prohibits dividends and limits EWCO's ability to make capital expenditures and incur additional debt.

     Steelbank has a credit facility secured by all of its personal property. Its credit facility prohibits Steelbank from guaranteeing additional indebtedness, incurring indebtedness, creating liens, paying dividends, making certain types of investments, entering into transactions with affiliates, making capital expenditures, selling assets, merging with other companies or entering into any transactions outside of the ordinary course of business. It also requires it to maintain certain financial tangible net worth debt service coverage and interest coverage.

     These covenants for EWCO and Steelbank affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Moreover, our failure to comply with the financial or other covenants could result in an event of default that, if not cured or waived, could prevent us from borrowing under our credit facilities and could cause us to seek to refinance our borrowings.

     Tarpon has a convertible term note secured by certain assets of Tarpon and its subsidiaries and the equity interests of Tarpon's subsidiaries. The note requires Tarpon to use the proceeds to repay certain obligations, finance acquisitions and fund other working capital needs. In addition, as long as 25% of the principal amount of the note is outstanding, Tarpon is, without the prior written consent of the Purchaser, prevented from declaring or paying dividends, issuing or redeeming certain types of preferred stock and equity, materially altering or reorganizing the business, incurring, assuming, guaranteeing or canceling any additional indebtedness (exclusive of certain trade debt, debt incurred to finance the purchase of equipment, financing incurred to replace debt on terms no less favorable than the debt being replaced and other debt not considered to have a material impact on the balance sheet). It also provides the lender with first right of refusal to provide additional financing to Tarpon or any of its subsidiaries subject to certain terms and conditions.

Rising interest rates have a substantial impact on our interest expense under our working capital loans and impact our ability to make our debt payments.

     Interest under our existing and proposed working capital facilities and long term debt financing accrues at fluctuating rates. Rising interest rates could have a substantial impact on our interest expense and will impact our ability to make our debt payments. As of December 31, 2005, each 1% increase in prime rates would result in an approximate increase of $180,000 in our yearly interest expense under such facilities, assuming they are at the maximum permitted amounts.

We face the loss of a significant customer

     On October 21, 2005, an involuntary bankruptcy petition was filed against C & W Industries, Inc. (FENCEMaster), which was subsequently converted into a Chapter 11 filing. FENCEMaster was an significant customer to us, representing approximately 9% of our 2005 sales. In 2005, we wrote off $925,000 in unsecured debt. On December 15, 2005 the remaining assets of FENCEMaster were sold to a another party. We have retained the business of such other party through June 2006 and may retain the same thereafter although there can be no assurance of the same. In any case, there can be no assurances that we will retain either the same volume or margins experienced in 2005.

There are risks associated with our acquisition strategy, including our inability to successfully complete acquisitions, our assumption of liabilities, dilution of your investment, significant costs and additional financing required.

     We intend to continue to expand our markets and customers through strategic acquisitions of other steel tubing, steel storage rack system and related product manufacturers, distributors or both. Risks associated with our current and potential acquisitions include the disruption of our ongoing business, problems retaining the employees of the acquired business, assets acquired proving to be less valuable than expected, the potential assumption of unknown or unexpected liabilities, costs and problems, the inability of management to maintain uniform standards, controls, procedures and policies, the difficulty of managing a larger Company, the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprises and the difficulty of integrating the acquired operations and personnel into our existing business.

     We may use our common shares or other securities to finance a portion of the consideration for future acquisitions, either by issuing them to pay a portion of the purchase price or selling additional shares to investors to raise cash to pay a portion of the purchase price. If our common shares do not maintain sufficient market value or potential acquisition candidates are unwilling to accept our common shares as part of the consideration for the sale of their businesses, we will be required to raise capital through additional sales of debt or equity securities, which might not be possible, or forego the acquisition opportunity, and our growth could be limited. In addition, securities issued in such acquisitions may dilute the holdings of our current or future shareholders. Our common shares are now at historically low prices.

Our existing financial resources are not sufficient to finance any additional acquisitions.

     If we are unable to consummate additional acquisitions with our common shares, which is likely, we will be required to raise capital through additional sales of debt or equity securities, which might not be possible, or forego the acquisition. We have no arrangements for obtaining such capital at this time.

We do not have a significant combined operating history with our acquired companies, so historical financial information is not necessarily a good indicator of future results of operations or financial condition; we have limited experience operating and integrating steel tube and pipe and steel storage rack system manufacturers and distributors.

     In 2004, we acquired EWCO and Steelbank, and in 2005, we acquired Haines Road which was combined with Steelbank. All of our senior management group joined us in 2004 or later, and two senior EWCO managers resigned following our purchase of EWCO. As a result, our experience as a unified enterprise in operating steel manufacturers and distributors is very limited, and the financial information regarding our acquired companies included in this report substantially reflects their operations before we acquired, managed and controlled them and may not be indicators of their future results of operation or financial condition. In addition, our lack of a combined operating history may result in difficulty integrating our operations, service interruptions to our customers, inefficiencies and conflicts.

Our success depends on our ability to attract and retain key personnel.

     Our present and future performance depends on the continued service of our key sales, production and senior management personnel and consultants. Our key employees include J. Peter Farquhar, our Chief Executive Officer, John A. Mayfield , our Senior Vice President, Chief Financial Officer and Chief Accounting Officer, Patrick J. Hook, our President and Chief Operating Officer, and C. David Weaver, Vice President of Sales & Engineering in EWCO's SpaceRak(R) division. We have retained Bainbridge Advisors, Inc., an advisory firm primarily owned by Gary D. Lewis, our former Chairman of the Board, President and Chief Executive Officer, to provide general advice and services and to assist us in completing and integrating our acquisitions. The loss of the services of any of these individuals or entities could have an adverse effect on us. Mr. Mayfield has notified as he is resigning upon the filing of this Report on Form 10-K and we will search for a replacement, although we have no assurance as to when a replacement will be hired. We do not maintain any significant key man life insurance on any of our key personnel.

Our internal financial reporting procedures are still being developed and we will need to allocate significant resources to meet applicable internal financial reporting standards.

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on their evaluation and review, our principal executive and principal financial officers have concluded that these controls and procedures, as designed and implemented, are not operating effectively. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we hired additional staff, which will help improve our internal controls over financial reporting.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Until April 2004, we consisted only of a holding company with no operations. In April and May 2004, we acquired EWCO and Steelbank. These companies were established private companies with accounting procedures not suitable for public company reporting. In February 2005, we acquired Haines Road which was combined with Steelbank. This was one operation of a larger private company, again with accounting procedures which were not suitable for public company reporting.

     Our Independent Registered Public Accounting Firm has identified a variety of material weaknesses in our internal financial reporting procedures. These material weaknesses stem in significant part from the acquisition policy which we are following in which private, unrelated companies are being combined. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses are as follows:

     A. A lack of formalized accounting policies and procedures, including written procedures for monthly, quarterly and annual closing of our financial books and records.

     B. A lack of common systems or a common chart of accounts and we use spreadsheets to perform consolidations, which has resulted in errors.

     C. Insufficient resources and knowledge to adequately complete the process and documenting, testing, and evaluating our internal controls over financial reporting required by the Sarbanes-Oxley Act.

     D. Account reconciliations and supporting documentation not prepared on a timely basis.

     E. Duties and control activities within the finance function have not been appropriately segregated.

     F. The Company does not have a formal process to ensure that appropriate system access is granted.

     G. A lack of adequate process to identify and ensure that non-standard journal entries are subject to an appropriate level of review.

     H. Little review or oversight of the reporting process which has resulted in the inability to detect errors.

     I. The Company's invoicing system relies on certain manual controls which may not be sufficient to minimize the risk of incorrect revenue recognition, and

     J. The Company is required to comply with the provisions of Sections 302, 906 and 404 of the Sarbanes-Oxley Act. Section 404 requires the Company to document, test, and evaluate its internal controls over financial reporting and have its independent auditor conduct an evaluation of and report on management's evaluation process in the near future. In addition, we will also be required to audit and report on the effectiveness of internal controls. All material weaknesses identified in this process are required to be disclosed in the Company's reporting with the Securities and Exchange Commission (SEC). Our experience with is documentation, testing and audit process has identified that significant resources are required to complete this exercise and considerable costs are incurred. We do no believe that the Company currently has the resources or knowledge to adequately complete this process which could result in a failure to file the appropriate reports with the SEC.

     As a public Company, we have significant requirements for enhanced financial reporting and internal controls. We are taking steps to unify the financial reporting of all of our component companies, to increase our accounting and information technology staff and to put in place internal controls concerning accounting entries and adjustments, with full documentation, which are responsive to the issues raised by our independent auditors, and, as of this time, we have made progress on these points. We have hired additional staff and are in the initial planning phase of upgrading our information technology systems. We expect these steps to be completed by December 31, 2006, but it is possible that they might not be completed by then.

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

Our products are viewed as commodities and are subject to intense competition based principally on price.

     Our structural and mechanical steel tubing and steel storage rack systems products is essentially a commodity. As a result, we are subject to intense competition, principally based on price and secondarily so based on how closely the product conforms to specifications, product availability, delivery and service. Some of our competitors are larger than we are, have larger product lines, have more diversified businesses, have well-established reputations and customer relationships and have greater financial, engineering, manufacturing, marketing, distribution and management resources than we do and are more able to engage in price competition.

Our products have limited geographic markets.

     Because of the size and weight of structural and mechanical steel tubing and the resulting costs of transportation and price competition, it is generally not cost effective to ship these products more than 800 miles from the manufacturing plant. This and customers' short lead-time requirements limit the market for our steel tubing products.

The volatile nature of steel prices has and could adversely affect our sales and operating profits.

     The cost of steel for manufacturing our products represented approximately 67% of Company revenues in 2005. As a result, steel prices, which are highly volatile and cyclical in nature, materially affects our business. Changes in steel prices have a significant impact on the margins of our products. While we attempt to recover any increase in steel costs by increasing the price of our product, increases in the prices of our products might not fully compensate for steel price increases and can lag behind increases in steel prices, adversely affecting our gross profit margins. Due to inventory carrying costs and general market dynamics, decreases in steel costs have historically resulted in reduction of volume and gross profit margins, which occurred in 2005. Steel prices for our base steel coil declined approximately 23% over the first eight months of 2005 and increased approximately 9% over the last four months of 2005.

We are dependent on a few suppliers for a significant portion of our steel, so interruption of that supply could impair our ability to manufacture our products or require us to pay higher prices to obtain steel.

     In 2005, we purchased approximately 34% in dollar value of our steel from four suppliers. While we believe steel is generally available from a number of suppliers, the loss of any of our present suppliers, interruption of production at one or more of these suppliers or any other disruption in the supply of steel from these suppliers could impair our ability to manufacture our products or require us to pay higher prices to obtain steel from other sources. We do not intend to maintain significant inventories of steel.

A majority of our employees are covered by collective bargaining agreements that could subject us to additional labor costs or strikes.

     As of February 12, 2006, approximately 121 EWCO employees are covered by a collective bargaining agreement with the International Brotherhood of Teamsters that expires in October 2006. While we believe our relations with these employees are good, if we are unable to renew the collective bargaining agreements on mutually agreeable terms, it would result in labor disruptions, strikes, plant shutdowns and increased labor costs, which could result in lost sales and increase the costs of producing our products.

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

Steelbank's operations are located in Canada, and exchange rate fluctuations between the US and Canadian dollar will affect our results of operations.

     Steelbank's sales and operating costs are transacted primarily in Canadian dollars. As a United States Company, we will be exposed to cash flow and earnings volatility as a result of fluctuations in relative currency values. In particular, our results of operations may be adversely affected by a strengthening of the United States dollar against the Canadian dollar. A strengthening of the Canadian dollar against the United States dollar would adversely affect our ability to export products manufactured in Canada.

Seasonal fluctuations affect demand for our products.

     We experience seasonal fluctuations in demand for our products. Historically, the demand for our steel tubing products typically peaks during the first and second calendar quarters, while demand for our steel storage rack systems typically peaks during the third and fourth calendar quarters. The timing of these fluctuations has been dependent on the overall economy and may change as our customer and product mix change.

Equipment failures will interfere with production and increase costs.

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

     We depend on an internal sales force of 13 people. Our sales force accounted for approximately 90% of the Company's sales in 2005. Therefore, the loss of any of our sales employees may have an adverse effect on our business, financial condition and results of operations.

We are dependent on our distributors for a significant portion of our SpaceRak(R) sales, so their failure to sell our products adequately would adversely affect our business.

     We depend on our distributors for a significant portion of our sales of SpaceRak(R) products. If our distributors fail to market, promote and sell our products adequately, our business, financial condition and results of operations would be adversely affected.

Purchasers of our products may assert product liability claims against us.

     Actual or claimed defects in our products could give rise to product liability claims against us. We might be sued because of injury or death, property damage, loss of production or suspension of operations resulting from actual or claimed defects in our products. Regardless of whether we are ultimately determined to be liable, we might incur significant legal expenses not covered by insurance. In addition, products liability litigation could damage our reputation and impair our ability to market our products. Litigation could also impair our ability to retain products liability insurance or make our insurance more expensive. We have product liability insurance with a domestic liability limit of $4,000,000 and $4,380,000 for our Canadian operations. We could incur product liability claims in excess of our insurance coverage or that are subject to substantial deductibles, or we may incur uninsured product liability costs. If we are subject to an uninsured or inadequately insured products liability claim based on our products, our business, financial condition and results of operations would be adversely affected.

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

Risks Relating to Our Common Shares

The market price of our common shares has fluctuated significantly and there is presently not a significant trading market for the common shares

     There is currently not a significant trading market for the common shares on the American Stock Exchange, and holders of our common shares might find it difficult to sell their common shares. The market price of our common shares has been volatile. Also, changes in our business, our results of operations, our financial condition, our industry, the economy, stock markets in general and trading in our stock in particular could cause the market price of our shares to fluctuate substantially.

We may not be able to maintain our listing on the American Stock Exchange, which would adversely affect the price of our common stock.

     Although our common shares are listed on the American Stock Exchange, we might not meet the criteria for continued listing on the American Stock Exchange in the future. If we are unable to meet the continued listing criteria of the American Stock Exchange and became delisted, trading of our common shares could be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the NASD's Electronic Bulletin Board. In such case, an investor would likely find it more difficult to dispose of our securities or to obtain accurate market quotations for them. If our common shares were delisted from the American Stock Exchange, they may become subject to Rule 15g9, under the Securities Exchange Act of 1934, which imposes sales practice requirements on broker-dealers that sell "penny stock" securities to persons other than established customers and accredited investors. Application of this rule could adversely affect the ability, willingness or both of broker-dealers to sell our securities.

The market price of the common shares may be depressed by shares eligible for future sale, shares reserved for future issuance upon the exercise of options and warrants and registration rights we have granted.

     Future sales of substantial amounts of common shares in the public market or the perception that such sales may occur could adversely affect the market price of the common shares. As of December 31, 2005, there are 4,640,130 common shares outstanding. Options, warrants and optional convertible note shares to purchase an aggregate of 3,837,154 common shares were outstanding and an additional 234,915 common shares was reserved for issuance upon exercise of options which have not yet been granted under our 2004 stock option plan. The common shares underlying these options and warrants will be eligible for sale under Rule 144 beginning at varying times from the date of this report. We have registered for resale 758,800 of these common shares, including 465,000 common shares subject to warrants issued in our 2004 note financing, 100,000 common shares subject to warrants issued to designees of the placement agent in our 2004 note financing, and 193,800 common shares subject to warrants being granted to the lead underwriters in connection with our initial public offering, and we expect to register for resale 2,663,269 of these common shares, including 1,834,862 common shares subject to conversion rights associated with our 2005 note financing, 390,000 common shares subject to warrants issued in our 2005 note financing, 138,407 common shares subject to warrants issued related to non-dilution provisions in our 2004 note financing, 300,000 common shares subject to warrants issued to designees of the placement agent in our 2005 note financing, and covering the common shares issuable under our 2004 stock option plan.

Provisions of our Articles of Incorporation, Bylaws and corporate law have anti-takeover effects.

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

     In addition, we are subject to Michigan statutes regulating business combinations, takeovers and control share acquisitions, which might also hinder or delay a change in control of the Company. Anti-takeover provisions in our restated articles of incorporation and bylaws, anti-takeover provisions that could be included in the preferred shares when issued and the Michigan statutes regulating business combinations, takeovers and control share acquisitions can depress the market price of our securities and can limit the shareholders' ability to receive a premium on their shares by discouraging takeover and tender offer bids, even if such events could be viewed as beneficial by our shareholders.

     Our directors serve staggered three-year terms, and directors may be removed only for cause. Our restated articles of incorporation also set the minimum number of directors constituting the entire Board at three and the maximum at fifteen, and they require approval of holders of 90% of our voting shares to amend these provisions. These provisions could have an anti-takeover effect by making it more difficult to acquire us by means of a tender offer, a proxy contest or otherwise or by removing incumbent directors. These provisions could delay, deter or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interests, including those attempts that might result in a premium over the market price for the common shares held by our shareholders. See "Description of Securities."

The lead underwriter of our initial public offering continue to have significant influence over us.

     We agreed that for a period of two years from the closing of our initial public offering in February 2005, we would allow Joseph Gunnar & Co., LLC the right to appoint a non-voting observer to our board of directors. Joseph Gunnar & Co., LLC appointed Stephan Stein, its chief operating officer, as its non-voting observer. The observer is entitled to attend all meetings of the board of directors, to receive all notices and other correspondence and communications we send to the board of directors and to receive any compensation that may be paid to our non-employee directors. We have also entered into an agreement for Joseph Gunnar & Co., LLC to provide non-exclusive investment banking services to us indefinitely, unless either party notifies the other of its intention not to renew before the expiration of the then current one-year term. These arrangements may enable Joseph Gunnar & Co., LLC to exert significant influence over us through the presence of its designee at our board meetings and through its provision of investment banking services to us.


            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this report are forward-looking statements. Forward-looking statements include statements relating to our performance in the "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business" sections of this report. In addition, we may make forward-looking statements in future filings with the Securities and Exchange Commission and in written materials, press releases and oral statements issued by us or on our behalf. Forward-looking statements include statements regarding the intent, belief or current expectations of us or our officers, including statements preceded by, followed by or including forward-looking terminology such as "may," "will," "should," "believe," "expect," "anticipate," "plan," "intend," "propose," "estimate," "continue," "predict" or similar expressions, with respect to various matters. Our actual results are likely to differ materially from those projected in the forward-looking statements due to numerous factors, particularly those discussed in "Risk Factors." All forward-looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

     As of December 31, 2005, the Company's facilities are set forth in the following table:
                                  Square
Location                          footage            Purpose        Own / Lease
--------                          -------            -------        -----------
Marysville, Michigan              200,000 (1)      Manufacturing      Lease
Marlette, Michigan                 40,000          Manufacturing      Lease
Mississauga, Ontario, Canada      100,000 (2)      Manufacturing       Own

(1)  Includes approximately 7,000 square feet of offices.
(2) Includes approximately 15,000 square feet of offices and storage. We are seeking to enter into a sale and leaseback of this property.

     Obligations for the leased facilities are incorporated within "Operating lease obligations" under the heading "Contractual Obligations" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


Market for Common Equity

     Our common shares have traded on the American Stock Exchange under the trading symbol "TPO" since the February 14, 2005. There was no public trading market for our common shares before February 14, 2005. The following table sets forth, for the periods indicated, the high and low sales prices for our common shares as reported by the American Stock Exchange.

        Fiscal Year Ended December 31, 2005:                   High        Low
                                                               ----        ---
          First Quarter (2/14/05 to 3/31/05).............   $   5.99    $  4.61
          Second Quarter.................................   $   5.65    $  3.30
          Third Quarter..................................   $   5.20    $  3.19
          Fourth Quarter ................................   $   4.35    $  2.15

     As of March 1, 2006, we had 4,640,130 shares issued and outstanding, held by 31 shareholders of record.

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

2. In February and March 2004, we privately placed $150,000 of our junior subordinated secured promissory notes to two of our existing accredited investor shareholders. The notes were issued at their face amount, bore interest at 8% a year, 15% after January 5, 2005, and were paid in February 2005 at the closing of our initial public offering. The notes were secured by our assets and the assets of our subsidiaries, but were subordinate to our subsidiaries' secured bank financing. Our net proceeds, after deducting the expenses of the offering, were approximately $146,000. We also granted the purchasers in the February and March offerings warrants to purchase 30,000 common shares at $5.00 a share. The warrants are exercisable for five years beginning August 16, 2005. The notes and warrants were issued in reliance on the exemptions from registration contained in Sections 3(a) (3), 4(2) and 4(6) of the Securities Act and Rule 505 and 506 of Regulation D under the Securities Act.

3. In March 2004, we issued 10,000 of our common shares to one of our consultants, in payment of $50,000 for consulting fees. The common shares were issued in reliance on the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act.

4. We affected a 1-for-3.69203259 reverse split in December 2003 and a 1-for-1.6176795 reverse stock split in March 2004. The reverse stock splits were effected in reliance on the exemption from registration contained in Section 3(a) (9) of the Securities Act.

5. April 2004, we privately placed $2,000,000 of our junior subordinated promissory secured notes to 27 accredited investors. The notes were issued at their face amount, bore interest at 8% a year, 15% after January 5, 2005, and were paid in the February 2005 closing of our initial public offering. The notes were secured by our assets and the assets of our subsidiaries, but were subordinate to our subsidiaries' secured bank financing. We also granted the purchasers in the April offering warrants to purchase 435,000 common shares at $5.00 a share. The warrants are exercisable for five years beginning August 16, 2005.

     Joseph Gunnar & Co., LLC, the lead underwriter in our initial public offering, was our placement agent in our April 2004 $2,000,000 note financing. Joseph Gunnar & Co., LLC received for its services (1) $200,000 in commissions and fees, (2) a $50,000 non-accountable, non-refundable retainer ($25,000 of which was applied to our initial public offering and was credited against its non-accountable expense allowance of our initial public offering), (3) reimbursement of its out-of-pocket expenses, including the fees of its counsel, subject to (a) a $35,000 limit on legal fees of its counsel in connection with blue sky matters and blue sky filing fees, plus disbursements, and (b) a credit of $25,000 for a portion of the retainer received by the placement agent, which was credited against its expenses, (4) a five year warrant to purchase 100,000 common shares at $6.25 a share, which was issued to its employee designees, (5) the right to appoint a non-voting observer to our board of directors for two years from the completion of our April 2004 note financing, and (6) a monthly agreement to provide investment banking services to us in consideration for a $7,500 a month retainer plus out-of-pocket expenses and success fees for business combinations, other than EWCO and Steelbank.

     Our net proceeds, after deducting the commissions and fees and the expenses of the offering, were approximately $1,725,000. The notes and warrants were issued in reliance on the exemptions from registration contained in Sections 3(a) (3), 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D under the Securities Act.

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

7. Effective February 17, 2005 we granted designees of Bainbridge advisor, Inc., one of our consultants, J. Peter Farquhar, our Chief Executive Officer, James T. House, and our former Chief Financial Officer, Patrick J. Hook, our President and Chief Operating Officer, Jeffrey Greenberg, Mark D. Madigan, and Barry Seigel, former owners of Steelbank, J. Peter Farquhar, Dr. Robert H. Pry and Michael A. Ard, three of our directors, and various employees (including Mr. Madigan), options to purchase 110,000, 50,000, 40,000, 40,000, 18,595, 18,595,
18,595, 10,000, 10,000 and 21,000 common shares, respectively, and on December 12, 2005 we granted John Mayfield our Chief Financial Officer (who is resigning on the filing of this Report on Form 10-K) and various employees options to purchase 40,000 and 55,000 common shares, respectively, all under our 2004 Stock Option Plan, and we have granted J. Peter Farquhar, one of our directors, 2,000 common shares, all effective at the February 2005 closing of our initial public offering. Bainbridge designated Gary D. Lewis and his son, Gary N. Lewis, who both perform consulting work for us, as its designees. The common shares, the options, and the offer of the underlying common shares upon exercise of the options, were granted in reliance on the exemptions from registration contained in Rule 701 under the Securities Act and Section 4(2) of the Securities Act.

8. We entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus") in December 2005. Proceeds from the sale of a three-year secured convertible note and a seven year common stock purchase warrant were $6,000,000. Approximately $1,000,000 of the net proceeds of the sale was used for the repayment of seller notes associated with the Steelbank purchase and the acquisition of the Haines Road facility. Approximately $4,000,000 of the proceeds will be used to provide additional working capital for the existing businesses and to provide funding to move forward with acquisitions and the remaining $1,000,000 will be used to pay the fees of the financing.

     The note bears interest at the Wall Street Journal Prime Rate plus 2% and is subject to a floor of 8%. Interest only is payable until April 1, 2006, and thereafter interest plus one thirty-second (1/32) of the principal $187,500 is payable monthly until maturity. Laurus can elect to take some or all of any monthly payment in our stock initially valued at $3.27 per share, subject to volume limitations. In addition, Laurus has a warrant to purchase our common stock, exercisable for a period of seven years at an initial exercise price of $3.81 per share. We agreed to register with the Securities and Exchange Commission the shares of common stock that are issuable, from time to time upon conversion of the note and the shares of common stock that are issuable upon exercise of the warrant. Our obligations are secured by the Master Security Agreement, Stock Pledge Agreement and Grant of Security Interest in Trademarks, pursuant to which Laurus acquired a continuing security interest in all of our present and future assets, including the stock of the subsidiaries owned by us. A Subsidiary Guaranty was also executed by our subsidiaries. Laurus is subject to a subordination agreement between us and ABN AMRO Bank, N.V., Canadian Provence and LaSalle Bank, Midwest, N.A., pursuant to which it has a security interest in our assets and a first security interest in the stock of our subsidiaries.

     Equity Compensation Plan Information

     The following information is provided as of December 31, 2005 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

                                                                                        (c)
                                                                                Number of securities
                                    (a)                        (b)              remaining available for
                           Number of securities to     Weighted-average         future issuance under
                           be issued upon exercise     exercise price of        equity compensation plans
                           of outstanding options,     outstanding options      (excluding securities
Plan category              warrants and rights         warrants and rights      reflected in column (a))
-------------              ------------------------    -------------------      ------------------------

Equity compensation
   plans approved by
   security holders (1)......       415,085                 $5.50                     234,915
Equity compensation
   plans not approved by
   security holders (2)......     1.587,207                 $4.33                           0
                                  ---------                                           --------
Total........................     2,002,292                                           234.915
                                  =========                                           ========

     (1) This equity compensation is under the 2004 Stock Option Plan and after giving effect to options approved in 2004, but granted effective February 17, 2005.

     (2) These plans consist of (a) warrants to purchase an aggregate of 533,257 common shares at an exercise price of $4.36 a share until August 16, 2010 issued to 29 participants in our 2004 note financing in February, March and April 2004 and adjusted per their anti-dilution provision with regards to our December 2005 note financing, (b) warrants to purchase an aggregate of 120,890 common shares at an exercise price of $5.17 a share until August 16, 2010 issued to 16 designees of the placement agent in our 2004 note financing in April 2004 and adjusted per their anti-dilution provision with regards to our December 2005 note financing, (c) warrants to purchase 243,060 common shares at an exercise price of $5.98 a share until February 14, 2010 issued to 12 designees of the underwriters in our initial public offering of common shares in February 2005 and adjusted per their anti-dilution provision with regards to our December 2005 note financing, (d) warrants to purchase an aggregate of 300,000 common shares at an exercise price of $3.27 a share until December 13, 2010 issued to 8 designees of the placement agent in our December 2005 note financing, (e) warrants to purchase an aggregate of 390,000 common shares at an exercise price of $3.81 a share until December 13, 2012 issued to 1 designee in our December 2005 note financing, The warrants are subject to anti-dilution adjustments. The exercise prices of these warrants were at or above the fair market value of the underlying common shares on the date of grant. At the time these options are exercised, the optionee must pay the full option price for all shares purchased in cash or by a cashless exercise in which we withhold shares with a fair value equal to the exercise price. The warrants may be assigned, but we are required to be notified of the assignment.


ITEM 6. SELECTED FINANCIAL DATA


     The following selected financial data is for Tarpon as of and for the years ended December 31, 2005, 2004, 2003 and 2002 (year of inception), and for the years ended December 31, 2003, 2002 and 2001. The financial data has been derived from our audited financial statements, some of which appear elsewhere in this report together with the reports of Grant Thornton LLP, Independent Registered Public Accounting Firm, whose report on EWCO's financial statements includes an explanatory paragraph relating to an uncertainty concerning their ability to continue as a going concern. Individual data for Steelbank has not been included because the same is not deemed significant in relation to EWCO and Haines Road.


Tarpon Industries Inc. and Subsidiaries

                                                                                        Tarpon Industries, Inc.
                                                                       ---------------------------------------------------
                                                                                       Year Ended December 31,
                                                                       ---------------- ------------ ---------- ----------
                                                                            2005           2004           2003       2002
                                                                            ----           ----           ----       ----
                                                                              (in thousands except per share data)
Statement of Operations Data:
Net revenues.....................................................              $60,851      $37,622   $     --   $     --
Gross profit.....................................................                4,950        3,750         --         --
Interest expense.................................................                1,075        1,237         --         --
Depreciation and amortization....................................                  939          141         --         --
Net income (loss) before taxes...................................              (7,411)      (2,065)      (650)      (766)
Net income (loss)................................................              (7,310)      (1,995)      (650)      (766)
Net income (loss) per common share - basic and diluted...........               (1.74)       (1.63)     (0.54)     (0.73)
Weighted average number of common shares outstanding.............                4,194        1,227      1,195      1,050


                                                                                      Tarpon Industries, Inc.
                                                                          -----------------------------------------------
                                                                                      Year Ended December 31,
                                                                          -------------- ------------ ---------- --------
                                                                              2005          2004        2003       2002
                                                                              ----          ----        ----       ----
Balance Sheet Data:
Cash and cash equivalents.........................................              $7,317         $258        $22       $169
Working capital...................................................            (11,083)      (2,084)         13         81
Total assets......................................................              39,005       21,708        331        269
2004 note financing obligations...................................                  --        2,150         --         --
Long-term obligations, net of current portion.....................                  10        1,314         --         --
Retained earnings (accumulated deficit)...........................            (10,721)      (3,411)    (1,417)      (766)
Shareholder's equity (1)..........................................               5,195      (1,039)         13         81


                                                     Eugene Welding Co. As of
                                                           December 31,
                                       2003             2002             2001
                                   ---------------- ---------------  ----------

Balance Sheet Data:                                        (In thousands)
Cash and cash equivalents.........   $  270            $   497        $    168
Working capital...................      763              2,284           3,223
Total assets......................   10,467             10,128           9,767
Long-term obligations, net
  of current portion..............      535                699              74
Retained earnings.................    4,145              5,494           3,965
Shareholder's equity..............    1,212              2,561           3,966


                                                     Eugene Welding Co.
                                                 Year Ended December 31,
                                        2003          2002            2001
                                   --------------  --------------  -----------

                                          (in thousands, except per share data)
Statement of Operations Data:
Net revenues..........................  $26,442         $26,644        $28,386
Gross margin..........................    1,479           1,916          3,651
Interest expense......................      200             183            201
Depreciation and
    amortization......................      148             150            235
Net income (loss)
    before taxes......................  (1,260)             (4)          1,188
Net income (loss) (1).................  (1,260)             (4)          1,188

(1) Does not include any provision or benefit for federal or state income taxes for EWCO through December 31, 2003 because it was taxed as an S corporation through December 31, 2003.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussions contain forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this report under "Forward-Looking Statements" and under "Risk Factors." You should read the following discussion in conjunction with "Selected Financial Data" and our consolidated financial statements and notes appearing elsewhere in this filing.

     Overview

     We were incorporated in January 2002 and completed our first acquisition, EWCO, in April 2004. Our second acquisition, Steelbank, was completed in May 2004. Our third acquisition, Haines Road, was completed in February 2005, except for the purchase of the land and plant building, which was completed in May 2005. At the completion of the Haines Road acquisition, the Steelbank operations were merged into the Haines Road facility and operated as one operation under the name Steelbank. Our information for 2005, 2004, and 2003 reflects the acquisitions for the period of time we owned them.

     We completed an initial public offering of our common shares in February 2005. The net proceeds from this financing were primarily used to repay our 2004 note financing and promissory notes issued to EWCO and Steelbank sellers and to partially fund the Haines Road acquisition.

     Tarpon, our parent company, does not generate any revenues. EWCO and Steelbank derive revenues from sales of structural, mechanical steel tubing and engineered steel storage rack systems. Our primary expenses are the costs of steel coil and manufacturing costs, which we expense when the related product is sold. Our costs also include selling, general and administrative expenses, which we generally expense as incurred. On a consolidated basis our steel costs were approximately 67% and 68% as a percent of our 2005 and 2004 sales, respectively. Manufacturing costs include manufacturing overhead, direct labor and outside services. Selling, general and administrative expenses consist primarily of management, accounting, human resources, customer service and sales staff salaries, expenses and commissions and travel, advertising, insurance, rent, utilities, legal and professional fees, staff salaries and other payroll expenses.

     For the year ended December 31, 2005, our auditors have issued an opinion with a "going concern" qualification. Their qualification is based upon the losses that we have incurred since inception and concerns about our ability to have sufficient liquidity to continue operations for the next 12 months. If we are unable to reduce or eliminate continued losses, our financial resources may not be adequate to satisfy our operating and capital requirements for the next 12 months. We believe, based on our current business plans, borrowing base availability, current market conditions, the completion of our sale and lease back transaction on our Canadian real estate, and if we are able to meet our forecasted results which have been difficult to achieve in our short history, our existing cash resources will be sufficient to fund our operations, capital expenditures, debt payments and working capital requirements through the next 12 months. This situation is more fully discussed under the heading Liquidity and Capital Resources.


Summary of Recent Operations

     On a consolidated basis, we generated revenues of approximately $60.9 million in 2005 as compared with $37.6 million, in 2004, an increase of approximately 62%. The increase in revenue of $23.3 million in 2005 was attributable to full year ownership of EWCO and the acquisition of Haines Road in February 2005. Tarpon did not have any revenues in 2003, as our business transformed from a company with no revenues seeking target acquisitions to an enterprise with operating subsidiaries, with the acquisitions of EWCO and Steelbank in 2004.

     Our operations in 2005 reflected a net loss before taxes of approximately $7.4 million as compared with a net loss before taxes of approximately $2.1 million in 2004, and a net loss before taxes of approximately $650,000 in 2003. The 2005 loss includes a non-cash writedown of $1.9 million in the carrying value of our Steelbank acquisition.

     The financial result for 2005 has taken place in an environment of decreasing costs for steel, which generally puts a disproportionate pricing pressure on companies such as Tarpon. In response, we, like our competitors, lowered our selling prices over the period which decreased our gross profit percentage to 8.1% in 2005 as compared with 10.0% in 2004.

     By contrast, steel prices increased significantly from 2003 to 2004. We benefited materially from inventories of lower priced steel (purchased in 2003 at prices substantially lower than 2004 inventory prices), together with sharply increasing selling prices, which contributed substantially to our profitability in the first quarter of 2004.

     The increase in the net loss for 2005 over 2004 was also adversely impacted the cost associated with our company operating as a public entity. We completed our IPO in February 2005. We incurred an increase in administrative salaries and benefits of approximately $1.9 million, an increase in legal professional fees of approximately $1,918,000, primarily associated with becoming a public company and searching for additional acquisitions targets. Our consolidated 2005 results were also materially impacted by several expenses such as an increase in depreciation and amortization expense of approximately $798,000, associated with the acquired assets of EWCO and Steelbank. Bad debt expense increased approximately $595,000 in 2005 as compared with 2004 primarily related to the bankruptcy of a significant customer. Our interest expense decreased approximately $162,000, as a result of repayment of a bridge note financing. As noted above, we also experienced a $1.9 million non-cash writedown in the carrying value of Steelbank.

     We currently seek to minimize the potential adverse impact of commodity price risks of our steel inventory by minimizing the amount of steel inventory we carry. We might not be able to raise our prices, as we expect competitive factors in our industry to result in more moderate gross profit margins. We cannot quantify the impact of these factors on future profitability. Major price fluctuations are characteristic of our industry and typically lead to dramatic changes in results of operations, including losses if price reductions are severe.

     We believe that maintaining and growing future profitability will depend on increasing our sales tonnage and reducing our manufacturing costs, together with buying steel as cost effectively as possible. However, we may not be able to do some or all of these things.

Results of Operations

Tarpon Industries, Inc.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Revenues

     In 2005 and 2004 our net revenues and shipments were (including EWCO and Steelbank since the date of acquisition, April 2004 for EWCO, May 2004 for Steelbank, and February 2005 for Haines Road):

                                                      2005            2004                    Change
                                                   -----------     ------------     ----------------------------
                                                       $                $               $               %
                                                   -----------     ------------     ----------     -------------
                                                                      (dollars in thousands)
EWCO Tubular .................................        $20,178          $14,622        $ 5,556          38.0%
EWCO SpaceRak (R) ............................         22,851           17,733          5,118          28.9%
Steelbank  (including Haines Road)............         17,822            5,267         12,555         238.4%


                                                     2005             2004                     Change
                                                  -----------      ------------      ---------------------------
                                                     Tons             Tons             Tons              %
                                                  -----------      ------------      ----------      -----------
EWCO Tubular .................................        26,625          16,835           9,790           58.2%
EWCO SpaceRak (R) ............................        17,223          13,393           3,830           28.6%
Steelbank (including Haines Road) (1).........        15,736          N/A              N/A             N/A


(1) Steelbank did not track tons shipped prior to the 2005 Haines road acquisition

     The increase in our net revenues of $23.3 million for 2005 was primarily due to the full year revenue related to our acquisition of EWCO (acquired in April 2004), the full year revenue related to our acquisition of Steelbank (acquired in May 2004) and the partial year of revenue related to our acquisition of the Haines Road location in February 2005 (which was then combined with Steelbank). Net revenues associated with the acquisition of EWCO added approximately $10.7 million in net revenues and the acquisitions of Steelbank and Haines Road added approximately $12.6 million.


Cost of Goods Sold and the Related Gross Profit

     In 2005 and 2004 our cost of goods sold and the related gross margin (including EWCO and Steelbank since the date of acquisition, April 2004 for EWCO, May 2004 for Steelbank, and February 2005 for Haines Road) were:

                                                          2005                        2004                     Cost Change
                                                -------------------------    ------------------------    ------------------------
                                                  COGS $          GM%          COGS $          GM%           $             %
                                                ------------    ---------    ------------    --------    ----------    ----------
                                                                             (dollars in thousands)
EWCO Tubular ............................           $19,247         4.6%         $12,720       13.0%       $ 6,527         51.3%
EWCO SpaceRak (R)........................            21,457         6.1%          16,706        5.8%         4,751         28.4%
Steelbank (including Haines Road) .......            15,197        14.7%           4,446       15.6%        10,751        241.8%


     Gross profit was $5.0 million and $3.7 million for the twelve month periods ended December 31, 2005 and 2004, respectively. The increase in gross profit dollars in 2005 compared with 2004 was due to the acquisition of Haines Road in February 2005. Gross margins decreased to 8.1% for 2005 versus 10.0% for 2004. The decrease in gross margin as a percent of sales for 2005 as compared to 2004 was attributable to falling steel prices and the competitive factors in our industry which caused us to lower pricing to retain and maintain our current sales volume in a soft market. Reduced steel pricing created several adverse effects. In addition to reduced margin, it caused many of our customers to defer purchases in anticipation of further price reductions. This resulted in both reduced selling prices and reduced tonnage volume, which contrasts with the benefits we experienced in 2004 as a result of sharply rising steel prices.

Operating Expenses

     In 2005 and 2004, our operating expenses (including EWCO and Steelbank since the date of acquisition, April 2004 for EWCO, May 2004 for Steelbank, and February 2005 for Haines Road) were:

                                                     2005                         2004                        Cost Change
                                           -------------------------     ------------------------      --------------------------
                                              $           Sales %           $          Sales %            $           Sales %
                                           ---------    ------------     --------    ------------      --------    --------------
                                                                          (Dollars in thousands)
Tarpon (unconsolidated)                 $     3,823            N/A    $      929            N/A     $    2,892            311.3%
EWCO............................              3,113            7.2%        2,124            6.6%           989             46.6%
Steelbank (including Haines Road)             5,281           29.6%          884           15.6%         4,397            497.4%


     Operating expenses were $12.2 million and $3.9 million for the twelve month periods ended December 31, 2005 and 2004. Operating expense as a percent of sales was 20.1% and 10.5% of net revenue, respectively. We incurred an increase in: administrative salaries, commissions and benefits of approximately $703,000, $844,000 and $503,000 at Tarpon, EWCO and Steelbank respectively. Tarpon incurred increased legal and professional fees of approximately $1,660,000, non-cash, non-employee stock option expense of $424,200, and an increase in insurance expense of approximately $119,000. These expenses were primarily associated with becoming a public company in February 2005, the acquisition of EWCO in April 2004, Steelbank in May 2004, Haines Road in February 2005 and searching for additional companies for acquisitions. In addition we incurred an increase in bad debt expense of approximately $595,000 over 2004 primarily related to the bankruptcy of a significant Steelbank customer for which we have purchase commitments through June 2006 with the new owner. Depreciation and amortization expense increased approximately $798,000 primarily as a result of the acquisition of the Haines Road plant and real estate in February and May 2005, respectively. Our operating expense will remain high as a percentage of net revenues, until the Company can increase sales through proposed acquisitions. Further, we recognized an impairment loss in our Steelbank investment described below.

     We recorded an impairment loss of $1.9 million as a result of our annual impairment test during the fourth quarter 2005. As a result of our impairment test, the carrying value of the Steelbank goodwill exceeded the fair value, and was written down $1.1 million. The definite life intangibles were also tested in this process. As a result, the customer base definite life intangible carrying value exceeded its fair value. It was written down $794,000.

Interest and Other Expenses

     Tarpon's interest and other expenses decreased approximately $1,734,700 for 2005 as compared to 2004. This change was primarily due to a gain of approximately $322,000 resulting from fair value accounting from the conversion feature and stock warrants issued for financing fees which were required to be treated as derivatives. There was a positive change in foreign exchange of approximately $816,000, and a decrease in interest expense of approximately $162,000 in 2005, compared to 2004. The decrease was due to the repayment of note financing.

Income Taxes

     We have not recognized a potential tax benefit from our net losses, because of the uncertainty regarding its ability to realize the future tax benefit of its net operating loss carry forwards. This potential loss carry forward if utilized would be approximately $ 8.8 million.


Tarpon Industries, Inc.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Revenues

     In 2004 and 2003 Tarpon's (including EWCO and Steelbank since the date of acquisition, April 2004 for EWCO, and May 2004 for Steelbank) net revenues and shipments were:


                                          2004            2003                 Change
                                        ---------       ---------       ----------------------
                                           $               $               $            %
                                        ---------       ---------       ---------    ---------
                                                       (dollars in thousands)
EWCO Tubular ...................     $    14,622     $       N/A     $       N/A           --
EWCO SpaceRak (R)...............          17,733             N/A             N/A           --
Steelbank ......................           5,267             N/A             N/A           --


                                          2004          2003               Change
                                        ----------     --------      --------------------
                                          Tons          Tons          Tons          %
                                        ----------     --------      -------      -------
EWCO Tubular..................           16,835          N/A          N/A         --
EWCO SpaceRak (R).............           13,393          N/A          N/A         --


     Tonnage shipped is not available for consolidated Steelbank, prior to the purchase of Haines Road; therefore, tonnage reported reflects information since the acquisition of Haines Road, which occurred in February 2005.


     The increase in our net revenues for 2004 as compared with 2003 was due to our acquisition of EWCO in April 2004 and our acquisition of Steelbank in May 2004. EWCO added approximately $32,355,000 in net revenues. EWCO had the following increases in average revenue per ton: (1) $14, or 3%, for EWCO's steel tubing products, and (2) $39, or 4%, for EWCO's steel storage rack systems products. The increase in the average price per ton was primarily due to price increases in 2004 in the industry generally as a result of increased steel costs. Increases in average revenue per ton for these products substantially moderated in the third and fourth quarters. The increase in EWCO's net revenues is also due to the increase in tons of SpaceRak(R) products shipped and were partially offset by the decrease in tons of tubular products shipped. The increase in tons of product shipped in 2004 was primarily due to increased shipments of EWCO's SpaceRak(R) products, which we believe resulted from more focused sales efforts. The decrease in tons of EWCO tubular products shipped was primarily due to the decreased availability of hot rolled steel coil. Steelbank added approximately $5,267,000 in net revenues after we acquired the business.


Cost of Goods Sold and the Related Gross Profit

In 2004 and 2003 our cost of goods sold and the related gross profit (including EWCO and Steelbank since the date of acquisition, April 2004 for EWCO, and May 2004 for Steelbank) were:


                                                    2004                              2003                        Cost Change
                                         ---------------------------      ----------------------------     --------------------
                                           COGS $            GM%            COGS $              GM%           $            %
                                         ------------     ----------      ------------      ----------     --------    --------
                                                                          (dollars in thousands)
EWCO Tubular ...................      $       12,720          13.0%    $          N/A           --      $      N/A        --
EWCO SpaceRak (R)...............              16,706           5.8%               N/A           --             N/A        --
Steelbank ......................               4,446          15.6%               N/A           --             N/A        --


     During the twelve month period ending December 31, 2004, Tarpon's gross margin percentage was approximately 10.0%. Margins were positively impacted by an increase in average revenue per ton described above, which more than offset increased costs of materials primarily due to rising steel prices: SpaceRak(R) did not increase its prices as fast due to a lag between pricing and shipping. EWCO's SpaceRak(R) did experience a $43 per ton, or 8.9%, decrease in average manufacturing costs, due to our fixed manufacturing costs being spread over higher volume. Scrap steel sales increased approximately $435,000 at EWCO in 2004, compared to 2003, primarily as a result of an increase in scrap steel prices between those periods. Also, reduced overtime and steel inventories on hand at EWCO at the end of 2003 that it had purchased at lower prices than first quarter replacement costs had a positive impact on margins.

     These improvements were primarily offset by approximately $34 per ton, or 31.8%, increase in average manufacturing costs for EWCO's steel tubing products, due to our fixed manufacturing costs being spread over a lower volume. As a result of the acquisition of EWCO and Steelbank, the finished goods inventories that we acquired were re-valued by increasing their carrying amounts by approximately $246,000 pursuant to purchase accounting practices. We incurred costs of goods sold at these higher amounts when these products were sold in 2004, reducing our margins.

Operating Expenses

     In 2004 and 2003 our operating expenses (including EWCO and Steelbank since the date of acquisition, April 2004 for EWCO and May 2004 for Steelbank) were:

                                                     2004                          2003                      Cost Change
                                            ------------------------      ------------------------     ----------------------
                                               $          Sales %           $          Sales %            $             %
                                            --------    ------------      -------    -------------     --------    ----------
                                                                          (dollars in thousands)
Tarpon .........................         $      930            N/A     $     650              N/A   $      780         43.1%
EWCO ...........................              2,099            6.5%          N/A               --          N/A            --
Steelbank.......................                908           17.2%          N/A               --          N/A            --


     The increase in our total operating expense for 2004 over 2003 of approximately $3,286,000, including depreciation, was primarily attributable to our acquisitions of EWCO in April 2004 and Steelbank in May 2004, $225,000 in severance expenses, and $146,000 increase in professional fees. The acquisition of EWCO added approximately $2,099,000 of total operating expenses. Major costs included wages and benefits of approximately $1,061,000, professional fees of $283,000, rent, utilities and office expenses of $223,000, bad debts of $190,000, outside services of $122,000, and delivery and auto expenses of $72,000.

     The acquisition of Steelbank added approximately $908,000 in operating expenses. Major costs included wages and benefits of $372,000, rent, utilities and office administrative expenses of $119,000, bad debts of $187,000, delivery and auto of $112,000, and professional fees of $38,000.

Interest and Other Expenses

     Our interest expense increased approximately $1,237,000 in 2004, compared to 2003. The increase was due to interest expense of approximately $128,100 on the bridge note financing, amortization of warrants of $651,600, $29,700 related to notes payable to the former shareholders of Steelbank, $40,200 related to the note payable to the former sole shareholder of EWCO, and $262,700 and $165,000 on EWCO and Steelbank indebtedness, respectively.

     Our  miscellaneous   expense  included   financing  costs  which  increased
approximately $447,700 in 2004 as compared to 2003 and was primarily related to costs associated with our bridge financing that occurred in 2004.

Income Taxes

     We have not recognized a potential tax benefit from our net losses, because of the uncertainty regarding our ability to realize future tax benefit of our net operating loss carry forwards. This potential loss carry forward if utilized would be approximately $3.2 million.

     EWCO was an S corporation until December 31, 2003. As a result of its change to a C corporation, EWCO is now subject to income taxes on its taxable income and has no operating loss carry forwards for taxable losses before January 1, 2004.


Tarpon Industries, Inc.

Pro Forma Year Ended December 31, 2004 Compared to Year Ended December 31, 2003


Net Revenues

     Our 2004 pro forma net revenues and shipments, as if we had acquired EWCO and Haines Road as of January 1, 2004, and Steelbank as of May 14, 2004, vs our 2003 pro forma net revenues and shipments, as if we had acquired EWCO and Haines Road as of January 1, 2003, were as follows:


Pro Forma Net revenues

                                                                       Proforma
                                              -----------------------------------------------------------
                                                 2004            2003                   Change
                                              ------------     ----------     ---------------------------
                                                   $               $              $               %
                                              ------------     ----------     -----------     -----------
                                                                (dollars in thousands)
EWCO Tubular                               $       20,551   $     13,069   $       7,482        57.25%
EWCO SpaceRak (R)                                  23,051         13,373           9,678        72.37%
Steelbank  (including Haines Road)                 20,664         11,171           9,493        84.98%
  Less Inter-Company                              (1,064)          (255)           (809)
                                              ------------     ----------     -----------     -----------
Total                                              63,202         37,358          25,844        69.18%
                                              ============     ==========     ===========     ===========


Pro Forma Shipments
                                                  2004            2003           Change
                                              ------------     ----------     ----------- --- -----------
                                                  Tons            Tons            Tons             %
                                              ------------     ----------     -----------     -----------
EWCO Tubular                                       24,803         29,750         (4,947)        -16.6%

EWCO SpaceRak (R)                                  18,452         13,053           5,399         41.4%

Steelbank (including Haines Road)                  17,544         16,102           1,442          9.0%
                                              ------------     ----------     -----------     -----------

Total                                              60,799         58,905           1,894         3.2%
                                              ============     ==========     ===========     ===========

     The increase in our pro forma net revenues for 2004 of approximately $25,844,000 reflect an increase in tons of product shipped at EWCO SpaceRak and Haines Road and the following increases in average revenue per ton: (1) $14, or 3%, for EWCO's steel tubing products, (2) $39, or 4%, for EWCO's steel storage rack system products, and (3) $191, or 20%, for Haines Road. Also, the acquisition of Steelbank in May 2004 added approximately $5,267,000 in revenue.


Cost of Goods Sold and Gross Margin

     The following table reflects cost of goods sold and the related gross margin percentages for 2004 on a pro forma basis, as if we had acquired EWCO and Haines Road as of January 1, 2004, and Steelbank as of May 14, 2004 vs. cost of goods sold and the related gross margin percentages for 2003 on a pro forma basis, as if we had acquired EWCO and Haines Road as of January 1, 2003, were as follows:

                                                                               Proforma
                                           ------------------------------------------------------------------------------------
                                                      2004                         2003                        Cost Change
                                           -------------------------     --------------------------      ----------------------
                                                $           GM%              $             GM%               $            %
                                           ------------   ----------     -----------    -----------      ----------   ---------
                                                                        (dollars in thousands)
EWCO Tubular                            $       17,599        14.4%   $      12,935        1.0%       $      4,664      36.1%
EWCO SpaceRak (R)                               21,663         6.0%          12,027       10.1%              9,636      80.1%
Steelbank (including Haines Road)               16,930        18.1%           9,674       13.4%              7,256      75.0%
  Less Inter-Company                             (974)                      (1,028)                             54
                                           ------------   ----------     -----------    -----------      ----------  ----------
Total                                   $       55,218        12.6%   $      33,608       10.0%       $     21,610      64.3%
                                           ============   ==========     ===========    ===========      ==========  ==========

     Gross profit was approximately $7,984,000 million and $3,750,000 for the twelve month periods ended December 31, 2004 and 2003, respectively. Gross margins increased to 12.6% versus 10.0% for the corresponding periods. Our gross margin percentage for 2004 increased primarily due to the increases in average revenue per ton described above. EWCO's steel storage rack system products average manufacturing costs approximately decreased $43, or 8.9%. Steelbank's products average manufacturing costs approximately decreased $27 per ton, or an approximately 14%. Both EWCO's steel storage rack system and Steelbank's gross margin improved due to our fixed manufacturing cost being spread over a larger production volume.

     These decreases were partially offset by SpaceRak(R) not increasing its prices as fast due to a lag between pricing and shipping, which accounts for its below average margins for the period, which accounts for its below average margins for the period. EWCO's steel tube products average manufacturing costs increased approximately $34 per ton, or 31.8%, due to our fixed manufacturing costs being spread over a lower volume.


Pro Forma Year Ended December 31, 2004

Net Revenues

     Our 2004 pro forma net revenues and shipments, as if we had acquired EWCO and Haines Road as of January 1, 2004, and Steelbank as of May 14, 2004, were as follows:

                                            2004
                                    ----------------------
                                       $              %
                                    ---------     --------
                                   (dollars in thousands)
EWCO Tubular..................      $20,551         32.5%
EWCO SpaceRak.................       23,051         36.5%
Haines Road...................       15,397         24.4%
Steelbank.....................        5,267          8.3%
  Less Inter-Company..........      (1,064)        (1.7%)
                                  ---------        ------
     Total Pro Forma..........      $63,202        100.0%
                                    =======        ======

                                            2004
                                    ----------------------
                                      Tons            %
                                    ---------     --------
EWCO Tubular..................       24,803         40.8%
EWCO SpaceRak.................       18,452         30.3%
Haines Road...................       17,544         28.9%
                                     ------         -----
     Total....................       60,799        100.0%
                                     ======        ======

     Pro forma revenues for 2004 reflect an increase in tons of product shipped at EWCO SpaceRak and Haines Road and the following increases in average revenue per ton: (1) $14, or 3%, for EWCO's steel tubing products, (2) $39, or 4%, for EWCO's steel storage rack system products, and (3) $191, or 20%, for Haines Road. The increase in the average price per ton was primarily due to price increases in 2004 in the industry generally as a result of increased steel costs. Increases in average revenue per ton for these products substantially moderated in the third and fourth quarters. We currently seek to minimize the amount of steel inventory we carry. The increase in our net revenues is also due to the increase in tons of product shipped. The increase in tons of product shipped in the 2004 period was primarily due to increased shipments of EWCO SpaceRak and Haines Road products, which we believe resulted from more focused sales efforts. EWCO steel tubular product tonnage decreased as a result of customers purchasing lower volumes due to increased product prices. The per ton information provided above includes inter-company amounts, which are not tracked internally.


Cost of Goods Sold and Gross Margin

     The following table reflects cost of goods sold and the related gross margin percentages for 2004 on a pro forma basis, as if we had acquired EWCO and Haines Road as of January 1, 2004, and Steelbank as of May 14, 2004:

                                            2004
                                   -----------------------
                                       $             GM%
                                   -----------   ---------
                                   (dollars in thousands)
EWCO Tubular..................      $17,599         14.4%
EWCO SpaceRak.................       21,663          6.0%
Haines Road...................       12,484         18.9%
Steelbank.....................        4,446         15.6%
  Less Inter-Company..........        (974)
                                    -------
     Total....................      $55,218         12.6%
                                    =======         -----

     Our pro forma gross margin percentage for 2004 increased, primarily due to the increases in average revenue per ton described above, which more than offset increased costs of materials primarily due to rising steel prices, except that SpaceRak did not increase its prices as fast due to a lag between pricing and shipping, which accounts for its below average margins for the period, an approximately $43, or 8.9% decrease in average manufacturing costs for EWCO's steel storage rack system products and an approximately $27 per ton, or an approximately 14%, decrease for Haines Road's products, partially offset by approximately $34, or approximately 31.8%, increase in average manufacturing costs for EWCO's tubular products, and the steel inventories on hand at EWCO at the end of 2003 that it had purchased at lower prices than first quarter replacement costs; EWCO currently maintains lower inventory levels.


Selling, General and Administrative Expenses

     The following table reflects total selling, general and administrative expenses, including depreciation, for 2004 on a pro forma basis, as if we had acquired EWCO and Haines Road as of January 1, 2004, and Steelbank as of May 14, 2004. Included are approximately $424,000 in non-employee stock options.

                                            2004
                                  ----------------------------
                                        $          Sales %
                                  ------------    ------------
                                   (dollars in thousands)
Tarpon........................       $1,121            N/A
EWCO..........................        3,162          7.2%
Haines Road...................        1,154          7.4%
Steelbank.....................          908         17.2%
Consolidating adjustment......         (213)
EWCO  adjustment..............           13
Offering adjustment...........          424
Haines Road adjustment........           75
                                    -------
     Total....................       $6,644         10.5%
                                     ======

Interest and Other Expenses

     Pro forma interest expense for 2004 was approximately $968,000, primarily due to increased borrowings in connection with the Haines Road acquisition and increased borrowings at EWCO and Haines Road in 2004.

Income Taxes

     Tarpon and has not recognized a potential tax benefit from its net losses, because of the uncertainty regarding our ability to realize future tax benefit of our net operating loss carryforwards. EWCO ceased to be an S corporation effective January 1, 2004. Tarpon's acquisition of Steelbank's stock results in a limitation on its use of Steelbank's net operating loss carryforwards.


Pro Forma Year Ended December 31, 2003

Net Revenues

     Our 2003 pro forma net revenues and shipments, as if we had acquired EWCO and Haines Road as of January 1, 2003, were as follows:

                                            2003
                                    ----------------------
                                        $             %
                                    --------    ----------
                                   (dollars in thousands)
EWCO Tubular..................      $13,069         35.0%
EWCO SpaceRak.................       13,373         35.8%
Haines Road...................       11,171         29.9%
  Less Inter-Company..........        (255)         (0.7%)
                                   -------          ------
     Total Pro Forma..........      $37,358        100.0%
                                    =======        ======

                                            2003
                                   ----------------------
                                       Tons           %
                                   --------    ----------
EWCO Tubular..................       29,750         50.5%
EWCO SpaceRak.................       13,053         22.2%
Haines Road...................       16,102         27.3%
                                     ------        ------
     Total....................       58,905        100.0%
                                     ======        ======

     Pro forma revenues for 2003 reflect an increase in tons of product shipped at EWCO and a $51, or 7.9% increase in average revenue per ton at Haines Road, partially offset by the decrease in tons of product shipped at Haines Road, and by the following decreases in the average revenue per ton: (1) $14, or 3.1%, for EWCO's steel tubing products, and (2) $40, or 3.7%, for EWCO's steel storage rack systems products. See "Steel" for a description of changes in our average cost per ton of steel. Haines Road lost a major customer during 2003, but partially replaced the customer with a new customer purchasing the same product line. As a result, Haines Road's tons shipped and revenues declined in 2003. The increase in tons of product shipped at EWCO was primarily due to increased shipments of EWCO Tubular products, which we believe resulted from aggressive pricing.

     The decrease in the average price per ton at EWCO was primarily due to price decreases in the beginning of 2003 in the industry generally, we believe, as a result of the weaker economy and not raising our prices as fast as our steel costs increased at the end of the year.

Cost of Goods Sold and Gross Margin

     The following table reflects cost of goods sold and the related gross margin percentages for 2003 on a pro forma basis, as if we had acquired EWCO and Haines Road as of January 1, 2003:

                                            2003
                                   -----------------------
                                        $            GM%
                                   --------    ----------
                                   (dollars in thousands)
EWCO Tubular..................      $12,935          1.0%
EWCO SpaceRak.................       12,027         10.1%
Haines Road...................        9,674         13.4%
  Less Acquisition Adjustments       (1,028)      (303.1)%
                                   ---------
     Total....................      $33,608         10.0%
                                    =======

     Our pro forma gross margin percentage for 2003 reflects a decrease, primarily due to the decreases in average revenue per ton described above, an increase in costs of materials at Haines Road, primarily due to higher priced inventories on hand at the beginning of the year, and a $9 per ton, or 2%, increase in average manufacturing costs for EWCO's steel storage rack system products, due to a change in product mix toward products requiring greater labor to produce, and an approximately $20 per ton, or 16.4%, increase in average manufacturing costs for Haines Road products, due to fixed costs being spread over lower volume.


Selling, General and Administrative Expenses

     The following table reflects total selling, general and administrative expenses, including depreciation, for 2003 on a pro forma basis, as if we had acquired EWCO and Haines Road as of January 1, 2003:

                                            2003
                                  ----------------------------
                                        $           Sales %
                                  ------------    ------------
                                   (dollars in thousands)
Tarpon........................         $650            N/A
EWCO..........................        2,546          9.6%
Haines Road...................          948          8.5%
Consolidating adjustment......           24          0.1%
Haines adjustment.............          (27)        (0.1%)
                                   ---------
     Total....................       $4,141         11.1%
                                     ======

     Our pro forma total selling, general and administrative expense, including depreciation, for 2003 reflects increases primarily attributable to at EWCO (a) approximately $439,000 in increased salaries, payroll taxes and recruiting expenses, due to increased headcount and salary increases, (b) approximately $245,000 in increased bad debt expenses in 2003, (c) approximately $40,000 in increased health insurance expenses, (d) approximately $37,000 in increased legal expenses, (e) approximately $28,000 in increased rent, and (f) approximately $26,000 in increased travel and related expenses, and at Haines
Road: (a) approximately $72,000 in increased foreign exchange losses, and (b) approximately $11,000 in increased professional fees. These increases were partially offset by an approximately $116,000 decrease in Tarpon's selling, general and administrative expense, primarily due to approximately $106,000 in decreased consulting expenses and approximately $26,000 in abandoned projects expenses in 2002 that were not incurred in 2003. Selling, general and administrative expenses decreased as a percentage of net sales primarily due to the effect of increased sales.

Interest and Other Expenses

     Pro forma interest expense for 2003 was approximately $1,248,000, primarily due to increased borrowings in connection with the Haines Road acquisition and increased borrowings at EWCO and Haines Road in 2003.

Income Taxes

     Tarpon and has not recognized a potential tax benefit from its net losses, because of the uncertainty regarding our ability to realize future tax benefit of our net operating loss carryforwards. EWCO was an S corporation until December 31, 2003, but the pro forma statements provide for an approximately $54,000 tax credit for EWCO on its 2003 losses as if it had been subject to federal income taxes. Tarpon's acquisition of Steelbank's stock results in a limitation on its use of Steelbank's net operating loss carryforwards.


Liquidity and Capital Resources

Overview

     Our  cash on hand at  December  31,  2005 was  $7,317,000  as  compared  to
$258,000 at December 31, 2004, an increase of $7,059,000. The increase is attributable to the proceeds received from our financing of a 3 year convertible note with Laurus of $6,000,000 and the repayment of our secured creditor debt from the bankruptcy proceeds from the sale of C&W Industries, Inc. (FENCEMaster).

     At December 31, 2005, we had a working capital deficit of $11,083,000 as compared to a working capital deficit of $2,084,000 at December 31, 2004. This deficit increase was due to an increase in accounts payable, classification of the Steelbank mortgages coming due within one year as short term debt, the reclassification of EWCO and Steelbank term notes to current maturities and the Laurus convertible note to current maturities. The reclassification of the Laurus note is a result of the cross collateralization with the EWCO and Steelbank term notes which results in a covenant violation with Laurus. The EWCO and Steelbank reclassification was due to certain covenant violations existing at December 31, 2005. We are currently negotiating with our lender to waive the violations and reset the covenants to levels that we believe are achievable.

     We expect that our primary needs for liquidity in 2006 will be (1) to pay our scheduled principal and interest on our 2005 convertible note financing and acquisition indebtedness, (2) to pay interest on our working capital loan, (3) to repay the mortgages that come due on the Haines Road acquisition, (4) to make capital expenditures for equipment, (5) for working capital, including increased accounts receivable and inventories if sales increase, and (6) to sustain our operations, including funding sales and marketing activities.

     We currently have mortgage financing for the Steelbank facility, which becomes due in May 2006. We are seeking to pay the same through a potential sale and lease back transaction and have signed a definitive agreement for this transaction. If we are unsuccessful in completing this transaction, Steelbank's facility could be come subject to foreclosure, which could have a material affect on our operations. We could be evicted from the premises which would likely require us to discontinue Steelbank business for a significant period of time or even permanently.

     We believe that our cash balances, availability on our asset based financing arrangements, and the closing of the sale and lease back transaction on our Canadian real estate will be sufficient to meet our liquidity requirements for the next 12 months. The ability to continue operations over the next 12 months assumes stable rising prices in the steel market and our ability to maintain margins by passing on steel cost changes. Our liquidity is also dependent on meeting our financial projections which have been difficult to achieve in our short operating history. It also assumes the completion of our cost reduction activities begun in January 2006. We believe that the improvements made to our sales organization will contribute to maintaining our current customer base and growth in sales through new markets.

     In February 2006, we announced a plan to reduce operating expenses by an estimated $1.25 million annually. The cost to implement the improvement plan in 2006 was approximately $250,000 with a workforce reduction of 20 employees and contractors. We are working to effect the plan.

     Given our substantial cash requirements, a change in our expectations or events beyond our control could result in a shortfall in our liquidity needs and a material adverse effect on our business and continued operations.

Sources and Uses of Cash

     We have incurred losses and negative cash flows in each year since our inception. We financed our activities with funds received from sales of our common shares, notes, warrants and bank loans. As of March 1, 2006, approximately $2,087,000 was available for borrowing under EWCO's revolving credit facility and approximately $776,000 was available for borrowing under Steelbank's revolving credit facility.

     On December 13, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. in connection with the private placement of a convertible note in the principal amount of $6,000,000 due December 13, 2008. The net proceeds were for working capital purposes and acquisition activities.

     In February 2005, we concluded an initial public offering of our common stock and received $14,748,750 after underwriting commissions and before expenses of $2,802,857.


Tarpon Industries, Inc.

Year Ended December 31, 2005

Cash Flows From Operating Activities

     Net cash used in operations in 2005 was $165,000. Cash was used primarily to fund losses before depreciation, amortization, bad debt expense and impairment loss of $3,504,000. Cash provided from operations included a decrease in inventory of $768,000 and increases in accounts payable and accrued expenses of $3,025,000. The increase in accounts payable related to the lengthening of payment periods with our suppliers and the growth of payables as a result of the Haines Road acquisition.

Cash Flows From Investing Activities

     Our investing activities in 2005 used approximately $9,082,000, consisting of $9,093,000 for acquisitions and $1,105,000 for capital expenditures. These uses were offset by $1,100,000 of proceeds related to FENCEMaster, a customer who filed for bankruptcy for which we were a secured creditor.

Cash Flows From Financing Activities

     Our financing activities provided $16,127,000 of cash in 2005. Cash was provided by $13,472,000 from the initial public offering of common stock in February 2005, net borrowings on credit facilities of $1,575,000 and proceeds from issuance of long-term debt of $7,735,000. Cash was used for financing costs of $1,287,000, repayment of long-term obligations of $926,000 and repayment of short-term obligations of $5,433,000.


Tarpon Industries, Inc.

Year Ended December 31, 2004


Cash Flows From Operating Activities

     Net cash used in our operations (including EWCO's since March 31, 2004 and Steelbank's since May 14, 2004), during 2004 was approximately $3,300,000. Cash was used primarily by (1) approximately $377,000 of losses before depreciation, amortization and bad debt expense, (2) an approximate $2,598,000 increase in accounts receivable, primarily due to increased sales, and (3) approximately $2,629,000 increase in inventories primarily because of rising steel prices. These decreases were partially offset by an approximate $2,451,000 increase in accounts payable and accrued liabilities, primarily due to increased sales and expenses of our initial public offering.

Cash Flows From Investing Activities

     Our (including  EWCO's since March 31, 2004 and  Steelbank's  since May 14,
2004) investing activities in 2004, used approximately $684,000 in cash. Cash was used for acquisitions of $566,000 including the deposits on Haines Road and $118,000 for capital and other expenditures.

Cash Flows From Financing Activities

     Our (including  EWCO's since March 31, 2004 and  Steelbank's  since May 14,
2004) financing activities provided approximately $4,219,000 of cash flows in 2004. Cash was provided primarily by (1) approximately $2,150,000 in proceeds from notes issued by Tarpon in its 2004 note, and (2) an approximate $4,516,000 increase in net borrowings by EWCO and Steelbank. These sources were partially offset by approximately $708,000 used by EWCO to pay down bank financing and approximately $519,000 of financing costs, and approximately $1,220,000 of IPO expenditures incurred by Tarpon.

Financing Arrangements

EWCO Credit Facility

     EWCO has a credit facility with Standard Federal Bank, N.A., including a revolving credit line for up to $9,000,000, subject to a borrowing base based on eligible inventory and receivables, originally maturing August 31, 2007, and a $1,394,000 term loan. The term loan is payable in equal monthly installments of principal based on a five year amortization ending August 1, 2009, but matures August 31, 2007 if the revolving credit facility is not renewed. The loans are secured by all of EWCO's assets of approximately $14.9 million and a guarantee by Tarpon. The principal amount outstanding bears interest, payable monthly, at the bank's prime rate.

     The loan agreement requires EWCO to maintain a minimum debt service coverage ratio (generally net income adjusted for depreciation, capital expenditures, and cash distributions and advances, divided by principal payments of debt) of at least 1.50 to 1.00. EWCO's debt service coverage ratio as of December 31, 2005 was 30.56 to 1.00. The loan agreement also requires EWCO to maintain minimum tangible net worth of ($1,855,000) plus 80% of its net income for the preceding fiscal year, starting with net income for 2005. EWCO's tangible net worth as of December 31, 2005 was ($373,199). The loan agreement also generally prohibits dividends and limits EWCO's ability to make capital expenditures in excess of $1,500,000 during the 12 months after our initial public offering and $750,000 a year after such 12-month period.

     At November 30, 2005, EWCO was in violation of its tangible net worth covenant. EWCO was in compliance with this covenant as of December 31, 2005. Because of this violation, its debt has been reclassed to current. The Company is currently negotiating with its lender to waive this violation.

     EWCO must pay a 0.25% unused line of credit fee each month and is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity. As of December 31, 2005, approximately $6,017,000 was outstanding under the revolving credit facility, approximately $1,069,000 was outstanding under the term loan, and approximately $423,000 was available for borrowing under the revolving credit facility without violating any of the existing debt covenants.

Steelbank Credit Facility

     On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch (the "Lender"). This credit facility provides for a revolving credit line in the maximum principal amount of Cdn. $8,000,000, subject to a borrowing base based on eligible inventory and receivables, originally maturing on February 17, 2008, and a term loan in the principal amount of Cdn. $2,100,000. Principal on the term loan is payable in sixty equal monthly installments of $35,000 Canadian dollars beginning on April 1, 2005. The term loan bears interest, which is payable monthly in arrears, at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 1.00% and 1.50%. The entire amount of the term loan facility will mature on March 1, 2010. Borrowings of Canadian dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 0.75% and 1.25%. Borrowings of U.S. dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's U.S. prime rate. Under certain circumstances, Steelbank has the option to convert all or any part of its Canadian or United States borrowings to an interest rate equal to a Libor rate plus an applicable margin of between 2.25% and 2.75% or a Banker's Acceptance rate plus an applicable margin of between 2.25% and 2.75%. Interest on the revolving credit facility is payable monthly in arrears. The obligations under the Loan Agreement are unconditionally guaranteed by Tarpon, and are secured by a security interest in substantially all of the tangible and intangible assets of Steelbank, approximating $20.2 million, and Tarpon, other than Tarpon's common shares of Eugene Welding Company. Steelbank's obligations under the Loan Agreement are also secured by a pledge of all the capital stock of Steelbank pursuant to a share pledge agreement between Tarpon and the Lender.

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

     The  loan  agreement  also  requires   compliance  with  several  financial
covenants, including adjusted net worth of at least (Cdn. $4,841,675). For quarters ending on or after June 30, 2005, the minimum adjusted net worth of the previous quarter will be increased by 75% of the net income for that quarter (ignoring quarters in which there is a loss). It also requires Steelbank Tubular to maintain debt service coverage ratio (generally net income adjusted for depreciation and amortization, non-cash transactions, and capital expenditures divided by the total of all principal payments of long-term debt, capital leases, subordinated debt and all payments in respect of any distribution), of at least 1.25 to 1.00. It also requires Steelbank to maintain interest coverage (generally net income adjusted for interest expense, bank fees and net costs under interest rate contracts, taxes, depreciation and amortization and non-cash items divided by interest expense plus bank fees and net costs under interest rate contracts), of at least 1.50 to 1.00. Steelbank used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of the Haines Road facility and the cash portion of the Haines Road real estate, to pay transaction fees and expenses, to refinance Steelbank's full-recourse factoring arrangement and for general working capital purposes of Steelbank.

     Steelbank was in violation of the tangible net worth, debt service coverage and interest coverage covenants of its loan agreement as of December 31, 2005, driven primarily by the losses sustained this year, the write-off of a certain bad debt and the write-down of certain intangible assets and goodwill. As a result of these violations, and a going concern qualification, its debt has been reclassed to current. The Company is currently negotiating a waiver for these violations.

     Each month, Steelbank must pay a .50% unused line of credit fee and an administrative fee of approximately $1,700. As of December 31, 2005 approximately $2,356,000 was outstanding under the Revolving Credit Facility, approximately $1,532,000 was outstanding under the term loan and approximately $490,000 was available for borrowing without violating any existing debt covenant.

Steelbank Note Payable

     On February 17, 2005, Steelbank Tubular, Inc. as part of the purchase of the Haines Road Facility obtained $979,000 (Cdn. $1,200,000) in a one-year note with interest payable monthly at 8.00% per annum. This note was paid in full on December 13, 2005, with the proceeds from the Laurus financing as discussed below.

Steelbank Mortgages

     On May 18, 2005, Steelbank Tubular, Inc. purchased the Haines Road real estate assets, for $4,638,000 (Cdn. $5,870,000), including closing fees and expenses, consisting of approximately $530,000 (Cdn. $670,000) in cash, a one year first mortgage totaling $2,765,000 (Cdn. $3,500,000) jointly secured by the Haines Road real estate and a guarantee from the Company payable in equal monthly installments of principal and interest based on a 25 year amortization period and bearing interest at 1.25% above Canadian prime rate, as well as second and third mortgages from Bolton, payable August 18, 2006, totaling $948,000 (Cdn. $1,200,000) and $395,000 (Cdn. $500,000) with interest payable monthly at 8% and 10%, respectively, per annum. As of December 31, 2005 approximately $2,971,000 (Cdn. $3,463,000) and the entire balances of $1,030,000 (Cdn. $1,200,000) and $429,000 (Cdn. $500,000) were outstanding under the first, second and third mortgages respectively.

     Steelbank has entered into an agreement for the sale and lease back of its premises. The completion of this transaction anticipates the Steelbank mortgages of $4.5 million (Cdn. $5.2 million) will be retired with approximately $1.0 million (Cdn. $1.2 million) of proceeds remaining to reinvest in the business, provide for roof improvements to the facility and pay the associated transaction fees. Steelbank will then become obligated to pay rents for 10 years. In years one through five, the estimated rent is $401,375 (Cdn. $465,595.) per year and for years six through ten, $439,240 (Cdn. $509,519). Exchange note conversion of $1 USD = $1.16 Cdn. at March 20, 2006.

Laurus Convertible Note

     On December 13, 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus in connection with the private placement of a convertible note (the "Note") issued by the Company in the principal amount of $6,000,000 due December 13, 2008 and common stock purchase warrants (the "Warrants"). The Note is collateralized by all present and future assets of Tarpon and its subsidiaries, including the equity interests of EWCO and Steelbank, subject to a subordination agreement between ABN AMRO Bank, N.V., Canadian providence and LaSalle Bank, Midwest, N.A. The note is payable in equal monthly installments of principal totaling $187,500 commencing on April 1, 2006 through the maturity date and bears interest at prime plus 2%. The warrants provides for the purchase of up to 390,000 shares of common stock at an exercise price of $3.81 until December 13, 2012. As part of the Agreement, the note together with the monthly payments of principal and interest, under certain conditions, are convertible into shares of the Company's no par value common stock at a fixed conversion price of $3.27 per share. The Company has agreed, pursuant to a Registration Rights Agreement, to use its best efforts to register and maintain an effective registration for the shares of common stock underlying the Laurus note and warrants and to process the same to effectiveness. Failure to do so could constitute an Event of Default, depending on the circumstances, resulting in an additional interest charge of 2 percent per month on the outstanding balance of the note until the Event of Default is cured or waived. The Company is also subject to a penalty of $500 per day for failure to register the shares related to the conversion feature.

     Laurus cannot receive shares upon exercise of the warrants, upon payment of principal and interest on the note, or upon conversion of the note which would exceed the difference between 4.99% of the issued and outstanding shares of common stock and the number of shares beneficially owned by Laurus, as determined in accordance with Section 13(d) of the Exchange Act, as amended, and Regulation 13d-3. This limitation automatically becomes null and void upon the occurrence, and during the continuance, of an event of default as defined in the Note, or upon 75 days prior written notice to the Company, except that at no time shall the number of shares of Common Stock beneficially owned by Laurus exceed 19.99% of the outstanding shares of Common Stock. Further, the number of common shares issuable by the Company and acquirable by Laurus at a price below $2.85 per share pursuant to the terms of the note, the warrants, the purchase agreement, any related agreement, or otherwise cannot exceed 927,560 shares of Common Stock (subject to appropriate adjustment for stock splits, stock dividends, or other similar recapitalizations affecting the Common Stock), unless the issuance of such excess amount of Common Stock is first approved by the stockholders of the Company.

     In connection with this financing, we recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature which meets the requirements to be accounted for as a derivative under SFAS 133, inherent in the instrument. Such discounts are being amortized using the effective interest method over the term of the related debt. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,472,000, including warrants to purchase up to 300,000 shares of common stock and cash commissions. The 300,000 warrants were valued at their fair market value of approximately $432,000 using the Black-Scholes method using the same assumptions described above, except for a term of five years. These warrants are exercisable through December 13, 2010 at $3.27 per share. The 300,000 warrants were determined to be a derivative instrument and were marked to market at December 31, 2005 with a fair market value of $366,000. The cash commissions were $600,000.

     Although the stated interest rate of the convertible note is the prime rate plus 2%, as a result of the aforementioned discounts and fees, the effective interest rate of the note is approximately 41.8% per annum.

     As of January 31, 2006, the Company had not completed the sale and leaseback of its Haines Road property and has going concern qualification violating the terms of the Note agreement. The Company has obtained a waiver from Laurus for these violations. In addition, the Company is in violation of certain cross default provisions related to the EWCO and Steelbank credit facilities resulting in classifying the convertible debt as current. The Company is currently in negotiations with Laurus to obtain a waiver with regard to this violation. The Company is maintaining the balance of deferred finance costs as it believes it will be successful in obtaining this waiver. If the outstanding balances are demanded by the lender, the remaining unamortized deferred financing costs may be adjusted in the period demanded.

New Accounting Pronouncements

     In May of 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.
3. Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement defines "retrospective application" as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This pronouncement will have no material effect on our financial statements.

     During 2005, the Financial Accounting Standards Board (FASB) issued three FASB Staff Positions (FSP) that provide accounting guidance on the application of how companies should apply the Financial Accounting Standards Board issued Statement No. 123(R) ("SFAS 123(R)"), "Share-Based Payment" more fully discussed below. FSP FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)", issued August 31, 2005, FSP FAS 123(R)-2 "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)", issued October 18, 2005, and FSP FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" all provide further interpretation to the application of SFAS 123(R). The Company will adopt the modified prospective transition method of accounting for share based payments and estimated that our expense for 2006 in applying this new pronouncement will approximate $1 million.

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs". SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these items be expensed as incurred and not included in overhead. In addition, SFAS 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. It is anticipated that this pronouncement will have no material effect on the Company's financial statements.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets". SFAS 153, amends APB Opinion No. 29, "Accounting for
Nonmonetary Transactions" for exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This pronouncement had no material effect on the Company's financial statements.

     In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R) ("SFAS 123(R)"), "Share-Based Payment". This statement replaces Statement of Financial Accounting Standards No. 123 (SFAS 123"), "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005. The Company will adopt the modified prospective transition method for stock based compensation which requires the Company to record its stock option expense using the fair value method. Under this method, the approximate compensation expense estimated for 2006 is $1 million.

     In December 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes", to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", states that the manufacturers' deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", allows a Company additional time to evaluate the effect of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". These FSP's may affect how a Company accounts for deferred income taxes. These FSP's, effective December 21, 2004, did not have a material effect on our reported financial statements.

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

     Business Combinations and Intangible Assets

     We have adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. In arriving at the fair value of assets and liabilities acquired in our acquisitions of EWCO and Steelbank we have assumed that book values approximate fair values, with the exception of equipment obtained in the purchase of EWCO, which was written down due to the fair value of the assets acquired and liabilities assumed exceeding the cost of EWCO, and EWCO and Steelbank inventories, which were written up to resale value. Adjustments to fair values of the assets and liabilities acquired would generally change the value of goodwill recognized in the acquisition by a corresponding amount.

     SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected undiscounted cash flows. As of December 31, 2005, our intangible asset consisted of goodwill, customer base and covenants not to compete relating to the Steelbank acquisition. Goodwill will not be amortized, but will be tested for impairment, at least annually and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

     During the fourth quarter of 2005, the Company completed its annual impairment test and recorded an impairment loss of $1.1 million. The impairment relates to the Steelbank operation. Fair value was determined based upon the discounted cash flows of Steelbank using a discount rate averaging 15.5% dependant on the Steelbank's residual growth rate of 3%. The market comparable approach consisted of an earnings multiple of 4.9 times forecasted EBITDA (operating income less - interest ,taxes, depreciation, and amortization). Future cash flows and EBITDA are affected by future operating performance, which will be impacted by economic conditions, many of which are beyond the Company's control. Steelbank can be significantly impacted by adverse changes in assumptions. Considerable judgment is often involved in making these determinations. The use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate, however actual results could differ from those estimates. The company also evaluated its definite life intangibles and recorded and adjustment to Steelbank customer lists of $794,000.

     Bad Debts

     We maintain a reserve for known and unknown bad debts. We evaluate credit risk and the adequacy of our reserve by monitoring the age of our accounts receivable and the credit worthiness of our customers. In addition, we monitor the overall status of the industries where our products and services are utilized. Typically, this reserve is not subject to significant fluctuations from period to period. However, if we incur an unusual amount of bad debt, it could alter our exposure and the related reserve. We recognized an increase of $397,000 in 2005 as compared to 2004 related to the bankruptcy of FENCEMaster in the fourth quarter 2005. We also recognized an increase in our reserve of $281,800 in 2004. Approximately $199,000 increase in bad debt expenses was recognized in the first quarter of 2004 compared to the first quarter of 2003, and a $94,000 increase in bad debt expenses in the last three quarters of 2004 compared to the last three quarters of 2003, primarily because of increased aging of some receivables and information EWCO identified during the applicable quarter indicating that the customers might not be able to pay.

     Options, Warrants, and Convertible Debt

     We have chosen to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We must account for stock options and warrants granted to non-employees using the fair value method. In addition, the Financial Accounting Standards Board has issued new rules requiring stock-based compensation of employees to be accounted for using the fair value method. We use the Black-Scholes valuation model for determining the fair value of our options, warrants and financial instrument of the convertible debt. That model requires us to make assumptions regarding the expected life of the security, the expected volatility of our stock price during the period, the risk free interest rate and the dividend yield. Varying these assumptions can have a significant impact on our option and warrant valuations and related expenses.

Contractual Obligations

     The following  information is provided as of December 31, 2005 with respect
to  our  known  contractual   obligations  specified  in  the  following  table,
aggregated by type of contractual obligation:

                                                                        Payments due by period
                                                   ------------------------------------------------------------------------
                                                    Total         Less than       1 - 3           3 - 5          More
                                                                                                                 than 5
                                                                   1 year           years           years          years
                                                   ---------     ------------     ----------      ----------     ----------
Contractual Obligations                                                    (dollars in thousands)
                                                   ------------------------------------------------------------------------
Short-term debt obligations (1)                 $    11,344   $       11,344   $         --    $         --   $         --
Long-term debt obligations (2) ........              10,080            3,796          5,601             683             --
Operating lease obligations ...........                 338              274             49              15             --
Purchase obligations (3)...............               4,408            4,408             --              --             --

(1) The Company is required to pay interest on its short-term debt obligations shown in the table above while they are outstanding (assuming the debt remains outstanding) of $808,000.

(2) The Company is required to pay interest on its long-term debt obligations shown in the table above while they are outstanding (assuming the debt remains outstanding) of $325,000 within one year, $487,000 between one and three years, $46,000 between three and five years, and $0 due in more than five years. The long term debt obligations are reflective of the stated terms of the underlying agreements.

(3) Purchase obligations consist primarily of purchase orders executed for raw material inventories.

Off Balance Sheet Arrangements

     We do not have any transactions that are considered off balance sheet arrangements for purposes of financial reporting.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to risks associated with changes in foreign currency rates, interest rates and commodity prices. We have not used derivative financial instruments to hedge these risks during the periods shown.

     Our Canadian operations are accounted for in Canadian dollars, converted to the U.S. dollar equivalent based on published exchange rates for the period reported and are, therefore, subject to risk of exchange rate fluctuations.

     We are exposed to interest rate risk under our credit facilities because of the variable interest rates charged on those facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     We are subject to commodity price risk, primarily with respect to purchases of steel. Purchased steel represents the most significant portion of EWCO's and Steelbank's cost of goods sold. As a result, fluctuations in the cost of purchased steel, which can be volatile and cyclical in nature, have a significant impact on our margins both positively and negatively. Our steel costs rose significantly during 2003 and 2004, peaking mid year 2004. In the 4th quarter 2004, steel prices began to decline. Steel prices for our base steel coil continued to abate during 2005, stabilizing in the 4th quarter. We have generally been successful in passing these higher steel costs on to our customers because our competitors increased their prices too, but we might not be able to continue to do so in the future. We currently seek to minimize the potential adverse impact of commodity price risks of our steel inventory by minimizing the amount of steel inventory we carry. However, opportunities to purchase larger quantities at below market value are considered and reviewed against current market conditions. We try to coordinate our steel purchases with our sales and production forecast, generally resulting in a one to two month supply of steel.

     The tables below provide information about Tarpon's (consolidated) financial instruments that are sensitive to changes in interest rates, foreign currency exchange rates, or both, consisting of debt obligations, including Canadian dollar-denominated debt obligations. The tables provide information by functional currency and present such information in U.S. dollar equivalents. For these financial instruments, the tables present principal cash flows based upon the stated terms of the underlying agreements and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on current rates for the applicable period. Weighted average fixed rates are based on the contract rates. The information is presented in U.S. dollar equivalents which is our reporting currency. The actual cash flows of the instruments are denominated in U.S. dollars (U.S. $) and Canadian dollars (Cdn. $), as indicated in parenthesis.


                                 [000's OMITTED]

------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------
                            2005       2006        2007         2008         2009      Thereafter     Total     Fair Value
------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------
Short Term Debt:
------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------
Variable Rate (U.S. $)      $6,017                                                                     $6,017       $6,017
------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------
   Average interest rate       7.3%                                                                       7.3%
------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------
 Variable Rate (Cdn. $)      $2,356     $2,971                                                          $5,297       $5,297
------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------
   Average interest rate       6.3%       6.3%                                                            6.3%
------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------
Long-Term Debt
------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------
 Variable Rate (U.S. $)                 $1,966       $2,529       $2,341         $233                   $7,069       $5,368
------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------
   Average interest rate                  9.0%         9.0%         9.0%         7.3%                     8.9%
------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------
 Variable Rate (Cdn. $)                   $360         $361         $360         $360          $90      $1,531       $1,531
------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------
   Average interest rate                  6.3%         6.3%         6.3%         6.3%         6.3%        6.3%
------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------
  Fixed Rate (U.S. $)                      $11           $7           $3                                   $21          $21
------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------
Average interest rate                     7.6%         5.2%         5.2%                                  6.5%
------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------
  Fixed Rate (Cdn. $)                   $1,459                                                          $1,459       $1,459
------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------
   Average interest rate                  8.6%                                                            8.6%
------------------------- ---------- ---------- ------------ ------------ ------------ ------------ ----------- ------------

     The conversion feature of our convertible debt and certain stock warrants are considered derivates under SFAS 133, and their valuation is sensitive to changes in our stock price.

     The tables below provide information about the Company's steel inventory that is sensitive to changes in commodity prices, specifically steel prices. The tables present the carrying amount and fair value as of the indicated date.

                        December 31, 2005           December 31, 2004
                        -----------------           -----------------
                        Carrying     Fair          Carrying        Fair
                        Amount       Value         Amount          Value
                                                (U.S.$ equivalent in thousands)

Steel Inventories      $6,919,638   $6,919,638     $7,603,384     $7,603,384

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TARPON INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Tarpon Industries, Inc.
Report of Independent Registered Public Accounting Firm...............      57
Balance Sheets --- December 31, 2005 and 2004.........................      58
Statements of Operations --- For the Years Ended December 31,
  2005, 2004 and 2003.................................................      59
Statements of Shareholders' Equity --- For the Years Ended
  December 31, 2005, 2004 and 2003....................................      60
Statements of Cash Flows --- For the Years Ended December 31,
  2005, 2004 and 2003.................................................      61
Notes to Financial Statements.........................................      64
Quarterly Information.................................................      87
Eugene Welding Co.
Report of Independent Registered Public Accounting Firm...............      88
Balance Sheets --- March 31, 2004 and December 31, 2003 ..............      89
Statements of Operations --- For the Three Months Ended
  March 31, 2004 and For the Year Ended December 31, 2003.............      90
Statements of Shareholders' Equity --- For the Three Months
  Ended March 31, 2004 and For the Year Ended December
  31, 2003............................................................      91
Statements of Cash Flows --- For the Three Months Ended
  March 31, 2004 and For the Year Ended December 31,
  2003................................................................      92
Notes to Financial Statements.........................................      93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders of
Tarpon Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Tarpon Industries, Inc. (a Michigan corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tarpon Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated, when considered in relation to the basic consolidated financial statements taken as a whole.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $7,309,490 during the year ended December 31, 2005, and, as of that date, the Company's current liabilities exceeded its current assets by $11,082,916, and the Company was in default of certain debt covenants of its credit agreements. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GRANT THORNTON LLP

Southfield, Michigan
March 29, 2006

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
                                                                              -------------------------------------------------
                                                                                      2005                       2004
                                                                              ----------------------    -----------------------
ASSETS
     Current Assets
         Cash and cash equivalents                                             $          7,317,364               $    257,786
         Accounts receivable (less allowance for doubtful accounts of                     7,730,029                  8,327,708
            $192,901 and $290,001, respectively)
         Inventories, net                                                                 6,919,638                  7,604,384
         Prepaid expenses                                                                   367,681                    886,708
         Prepaid initial public offering expenses                                                --                  2,076,468
         Capitalized acquisition costs                                                           --                    131,428
                                                                              ----------------------    -----------------------
           Total current assets                                                          22,334,712                 19,284,482

         Property, plant and equipment-net                                               11,139,700                    635,051
         Deferred financing costs                                                         1,973,754                     71,812
         Goodwill                                                                         2,808,800                  1,279,810
         Intangible assets, net of amortization                                             693,590                    436,638
         Other assets                                                                        55,365                         --
                                                                              ----------------------    -----------------------
TOTAL ASSETS                                                                         $   39,005,921              $  21,707,793
                                                                              ======================    =======================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
     Current Liabilities
         Short term debt                                                             $   11,344,379              $  11,467,706
         Current maturities of long-term debt                                             9,250,944                    405,107
         Accounts payable - trade                                                        11,270,836                  8,345,395
         Accrued expenses                                                                 1,551,469                  1,150,267
                                                                              ----------------------    -----------------------
            Total current liabilities                                                    33,417,628                 21,368,475

         Long-term debt, less current maturities                                             10,242                  1,314,218
         Other long-term liabilities                                                        382,667                     64,286
                                                                              ----------------------    -----------------------
TOTAL LIABILITIES                                                                        33,810,537                 22,746,979
                                                                              ----------------------    -----------------------

     Shareholders' Equity (Deficit)
         Preferred shares; no par value, 2,000,00 authorized;
            no shares issued at December 31, 2005 and 2004                                       --                         --
         Common shares; no par value, authorized, 20,000,000
            shares at December 31, 2005, and 2004; issued and outstanding,
            4,640,130 shares at December 31, 2005, and 1,229,732
            shares at December 31, 2004                                                  15,625,625                  2,130,952
         Accumulated deficit                                                           (10,720,870)                (3,411,380)
         Accumulated other comprehensive income                                             290,629                    241,242
                                                                              ----------------------    -----------------------
         Total shareholders' equity (deficit)                                             5,195,384                (1,039,186)
                                                                              ----------------------    -----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    (DEFICIT)                                $ 39,005,921              $  21,707,793
                                                                              ======================    =======================

   The accompanying notes are an integral part of these financial statements.

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended December 31,
                                                                2005                      2004                   2003
                                                                ----                      ----                   ----
REVENUES


     Sales, net of customer discounts                           $  60,850,620            $  37,621,629     $              --
COST OF GOODS SOLD
     Materials                                                     40,806,125               25,565,410                    --
     Direct labor                                                   4,191,143                2,121,052                    --
     Manufacturing overhead                                        10,903,742                6,185,648                    --
                                                       -----------------------    ---------------------    ------------------
         Total cost of goods sold                                  55,901,010               33,872,110                    --


     Gross profit                                                   4,949,610                3,749,519                    --

OPERATING EXPENSES
     Selling, general and administrative expenses                   8,411,003                3,418,055               650,386
     Provision for bad debt                                           972,427                  377,620                    --
     Depreciation and amortization                                    939,091                  140,989                    --
     Impairment loss                                                1,894,000                       --                    --
                                                       -----------------------    ---------------------    ------------------
        Total operating expenses                                   12,216,521                3,936,664               650,836
                                                       -----------------------    ---------------------    ------------------
OPERATING LOSS                                                    (7,266,911)                (187,145)             (650,386)


OTHER (INCOME) EXPENSE

     Miscellaneous  expense                                            55,248                  455,690                    --
     Interest expense                                               1,074,938                1,237,020                    --
     Gain from derivatives                                          (322,000)                       --                    --
     Interest income                                                 (34,442)                       --                    --
     Foreign exchange                                               (630,077)                  185,645                    --
                                                       -----------------------    ---------------------    ------------------
       Total other expense                                            143,667                1,878,355                    --
                                                       -----------------------    ---------------------    ------------------
LOSS BEFORE INCOME TAXES                                          (7,410,578)              (2,065,500)             (650,386)
PROVISION FOR INCOME TAXES                                          (101,088)                 (70,986)                    --
                                                       -----------------------    ---------------------    ------------------
NET LOSS                                                       $  (7,309,490)           $  (1,994,514)      $      (650,386)
                                                       =======================    =====================    ==================
NET LOSS PER COMMON SHARE -

     BASIC AND DILUTED                                         $       (1.74)           $       (1.63)      $        (0.54)
                                                       =======================    =====================    ==================
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES

     OUTSTANDING                                                    4,193,955                1,227,300             1,194,998

   The accompanying notes are an integral part of these financial statements.

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                    Accumulated
                            Number of                                                 Other           Total
                             Common          Common             Accumulated        Comprehensive  Shareholders'
                             Shares          Shares              Deficit             Income       Equity (Deficit)
                             ------          -------             -------             ------       ----------------
Balance at January 1,
   2003                       1,188,760        $ 847,864         $ (766,480)       $      --       $     81,384
Collection of stock
   subscription                      --          400,000                  --              --            400,000
Issuance of stock, less
   issuance costs of
   $3,495                        30,972          181,505                  --              --            181,505
Net loss                             --                            (650,386)              --          (650,386)
                           ------------    --------------     -------------        -----------       ----------
Balance at December
   31, 2003                   1,219,732        1,429,369         (1,416,866)               --            12,503
Stock issued for
   consulting services           10,000           50,000                  --               --            50,000

Issuance of warrants                 --          651,583                  --               --           651,583
Net loss                             --               --         (1,994,514)               --       (1,994,514)
Foreign currency
   translation
   adjustment                        --               --                  --          241,242           241,242
                                                                                                    -----------
Comprehensive loss                                                                                  (1,753,272)
                           ------------    --------------     -------------        -----------       ----------
Balance at December 31,
   2004                       1,229,732        2,130,952         (3,411,380)          241,242       (1,039,186)
Issuance of warrants                 --        1,245,600                  --               --         1,245,600
Shares issued to
   Steelbank owners              60,636          303,180                  --               --           303,180
Initial Public Offering       3,349,762       16,387,500                  --               --        16,387,500
Discounts, commissions,
   fees and other IPO
   costs                             --      (4,441,607)                  --               --       (4,441,607)
Net loss                             --               --         (7,309,490)               --       (7,309,490)
Foreign currency
   translation
   adjustment                        --               --                  --           49,387            49,387
                                                                                                    -----------
Comprehensive loss                   --               --                  --               --       (7,260,103)
                           ------------    --------------      -------------        -----------     -----------

Balance at December 31,
2005                          4,640,130     $ 15,625,625       $(10,720,870)        $ 290,629        $5,195,384
                          =============     ============       =============        ==========       ==========

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)

                                                                           For the Year Ended December 31,
                                                            -----------------------------------------------------------------
                                                                   2005                    2004                  2003
                                                            ---------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $  (7,309,490)         $ (1,994,514)         $   (650,386)
  Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                                      939,091             1,240,016                    --
       Accretion of note discount and other charges                       80,960                    --                    --
       Impairment loss                                                 1,894,000                    --                    --
       Bad debt expense                                                  972,427               377,620                    --
      (Gain) on derivative instrument                                  (322,000)                    --                    --
      Unrealized foreign currency (gain) loss                          (472,447)               172,334                    --
      Non-employee stock options                                         424,200                    --                    --
      Other                                                                   --                51,265                    --
      Changes in assets and liabilities:
      Accounts receivable (increase) decrease                          (340,117)           (2,597,793)                   --
       Inventory (increase) decrease                                     767,788           (2,629,290)                   --
       Prepaid expenses and other current assets
       (increase) decrease                                               175,794             (369,872)                54,345
      Accounts payable and accrued expenses increase                   3,024,579             2,450,664               131,220
                                                                    -------------          ----------            -----------
         Cash used in operating activities                             (165,215)           (3,299,570)             (464,821)
CASH FLOW FROM INVESTING ACTIVITIES
      Proceeds from FENCEMaster                                        1,116,214                    --                    --
     Acquisitions, net of cash received                              (9,093,446)             (565,510)             (263,341)
     Capital and other expenditures                                  (1,105,469)             (118,728)                    --
                                                                    -------------          ----------            -----------
        Cash used in investing activities                            (9,082,701)             (684,238)             (263,341)
CASH FLOW FROM FINANCING ACTIVITIES
    Proceeds from issuance of common shares
    (net of issuance costs of $1,276,434
    in 2005, $0 in 2004 and $3,495 in 2003)                          13,472,316                    --                581,505
     Initial public offering expenditures                                   --            (1,220,459)                     --
     Financing costs                                                (1,286,850)             (519,494)                     --
     Borrowing on bank loan                                           1,574,536             5,132,249                     --
     Repayment of bank loan                                                  --           (2,968,299)                     --
     Proceeds from 2004 note financing                                       --             2,150,000                     --
     Proceeds from issuance of long-term debt                         7,735,062             1,394,000                     --
     Repayment of long-term obligations                               (925,593)             (708,968)                     --
     Proceeds from issuance of short-term obligations                   991,464             1,171,931                     --
     Repayment of short-term obligations                             (5,433,445)            (211,820)                     --
                                                                    -------------          ----------            -----------
         Cash provided by financing activities                        16,127,490            4,219,140                581,505

IMPACT OF FOREIGN CURRENCY EXCHANGE ON CASH                              180,004                   --                     --
                                                                    -------------          ----------            -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       7,059,578              235,332              (146,657)
CASH AND CASH EQUIVALENTS AT, BEGINNING OF THE PERIOD                    257,786               22,454                169,111
                                                                    -------------          ----------            -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  7,317,364           $  257,786             $   22,454
                                                                    ============           ==========             ==========

   The accompanying notes are an integral part of these financial statements.

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)


                                                                    2005                    2004                    2003
                                                             -------------------      ------------------     -------------------
Cash paid during the period for interest                           $    456,694            $   380,563            $     --
Non-cash transactions:
   Success fee obligation for acquisitions                         $         --            $   400,000            $     --
   Obligations incurred in Steelbank acquisition                   $         --            $ 1,312,480            $     --
   Stock issued for consulting services                            $         --            $    50,000            $     --
   Issuance of stock warrants                                      $  1,253,400            $   651,583            $     --
   Acquisition of land and building with debt                      $  4,461,600            $        --            $     --
Supplemental Disclosure of Cash Flow Information:


   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     A summary of the significant accounting policies in the preparation of the accompanying financial statements follows.

Company and Industry

     Tarpon Industries, Inc. (formerly known as Wall St. Acquisitions, Inc.) (the "Company") was incorporated in Michigan on January 16, 2002. The Company completed two acquisitions in 2004, Eugene Welding Co., or "EWCO," acquired in April 2004, and Steelbank, Inc., or "Steelbank," acquired in May 2004. EWCO manufactures structural steel tubing and steel storage rack systems at two manufacturing facilities in Michigan, north of Detroit. In February 2005, the Company, through Steelbank completed the acquisition of the assets, other than the land and building, of the Haines Road facility of Bolton Steel Tube Co., Ltd., or "Haines Road", and in May 2005 it completed the acquisition of the land and building. The Haines Road facility, located near Toronto, Ontario Canada, manufactures primarily mechanical steel tubing. As a result of the acquisition, Steelbank, Inc., combined with the Haines Road business and relocated to Haines Road. On April 6, 2005, Steelbank, Inc. changed its name to Steelbank Tubular, Inc.

     The Company changed its name from Wall St. Acquisitions, Inc. to Tarpon Industries, Inc. in March 2004.

Consolidation

     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The assets of the acquired subsidiaries have been adjusted to fair values as of the date of acquisition and goodwill has been recognized for the difference between the purchase price and fair value of the assets acquired for the acquired subsidiaries. The Company operates in two segments. (See Note 14).

Cash and Cash Equivalents

     All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Periodically throughout each year, the Company maintained a balance in one bank account in excess of the federally insured limit of $100,000. At December 31, 2005 and 2004, the Company maintained balances in excess of the $100,000 limit of $7,063,961 and $104,011, respectively.

Accounts Receivable and Concentration of Credit Risk

     Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time an account is past due, the Company's previous loss history, the customer's current ability to pay its obligation and the condition of the general economy and the industry as a whole. Accounts receivable are written off to expense when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

     The Company had one major customer in 2005 and 2004 that accounted for 14% and 22% of net sales, respectively. This same customer accounted for approximately 24% and 44% of accounts receivable as of December 31, 2005 and 2004, respectively. The Company had four suppliers in 2005 that accounted for approximately 34% of net purchases, and in 2004, one supplier accounted for 20% of the purchases.

Revenue Recognition

     For sales of products and scrap, revenue is recognized at the time the product is shipped to customers. Scrap sales are recognized as a reduction in cost of goods sold.

Inventories

     Inventories are valued at the lower of cost or market value, with cost being determined using the first-in first-out, (FIFO) method. Management reviews its inventories monthly to determine whether or not a valuation reserve should be made to recognize a lower value.

Property, Plant and Equipment

     Property,  plant  and  equipment  are  stated  at  cost.  Depreciation  and
amortization   is  computed  for   financial   statement   purposes   using  the
straight-line method over the following estimated useful lives as follows:

        Machinery and equipment                       5 - 10 years
        Leasehold improvements                        Life of lease
        Computer equipment                            3 - 7 years
        Computer software                             2 years
        Transportation equipment                      5 years
        Furniture and fixtures                        5 - 7 years
        Buildings                                     20-30 years

     Expenditures for repairs and maintenance are charged to operations. Major betterments and improvements that increase the useful life of plant and equipment are capitalized. Gains and losses on the disposition of fixed assets are recognized at the time of disposal.

Income Taxes

     Deferred income taxes are provided for temporary differences between financial statement income and tax return income under the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires deferred income taxes to be computed on the liability method and deferred tax assets are recognized only when realization is probable. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. The principal deferred tax asset arises from net operating loss carry forwards.

Stock Options

     The Company accounts for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation costs for stock options granted to employees are measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Stock options and warrants granted to non-employees are all accounted for using the fair value method. The Company uses the Black-Scholes valuation model for determining the fair value of its options and warrants. That model requires assumptions regarding the expected life of the security, the expected volatility of the stock price during the period, the risk free interest rate and the dividend yield. Had compensation expense for stock options that vested in the twelve month period ending December 31, 2005 been determined based on the fair value of the options on the grant date pursuant to the methodology of SFAS No. 123, its results of operations, on a pro forma basis, would have been as follows:

                                                                    2005
                                                               ---------------
          Net loss                                             $(7,310,000)
           Deduct: Stock-based employee compensation
              expense had fair value method been applied       $ (735,000)
                                                               ---------------
          Pro forma net loss                                   $ (8,045,000)
                                                               ===============
          Net loss per common share - basic and diluted        $   (1.74)
                                                               ===============
          Pro forma net loss per common share -
                basic and diluted                              $   (1.92)
                                                               ===============

     The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for option grants during the twelve month period ending December 31, 2005: risk-free interest rate of 3.78% for options issued during the first quarter 2005 and risk-free interest rate of 4.48% for options issued during the fourth quarter 2005; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 60% for all options granted in 2005; and a weighted-average expected life of the options of five years. No options were granted during 2004 or 2003.


Goodwill and Intangible Assets

     The Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If the asset is impaired, it will be written down to its fair value.

     The Company completed its annual impairment test as of October 1, 2005 and recorded an impairment loss of $1.1 million. The impairment relates to the Steelbank operation. The Company employed a discounted cash flow analysis and a market comparable approach in conducting its impairment test. Fair value was determined based upon the discounted cash flows of Steelbank using a discount rate averaging 15.5% and a residual growth rate of 3%. The market comparable approach consisted of an earnings multiple of 4.9 times forecasted EBITDA (operating income less - interest, taxes, depreciation, and amortization). Future cash flows and EBITDA are affected by future operating performance, which will be impacted by economic conditions, many of which are beyond the Company's control. The Company also evaluated its definite life intangibles and recorded an adjustment to Steelbank customer lists of $794,000. The use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate, however actual results could differ from those estimates.

     Each year, the Company reviews its long term assets, other than intangibles for impairment. Upon review, if an asset is deemed to be impaired, management makes the appropriate valuation to write down the asset value to fair market value. As of December 31, 2005, long term assets other than intangibles were not impaired.

Foreign Currency Translation and Currency Risk

     Assets and liabilities have been translated at exchange rates in effect at the balance sheet date. Income and expenses are translated at average exchange rates during the period. Exchange gains or losses resulting from translation are reflected in accumulated other comprehensive income.

     During 2005,  the Company had an  inter-company  loan  denominated  in U.S.
dollars in the amount of $9,266,700 (Cdn. $10,800,300) to Steelbank which generated approximately $472,447 of foreign exchange gain. This loan was designated as along term investment in December 2005, and will no longer give rise to gains or losses in the future.

     At December 31, 2005, Steelbank's receivables include $788,518 (Cdn. $919,615) and payables include $1,890,026 (Cdn. $2,202,828,166 ).

     The Company also recognized $157,630 of gain on foreign exchange sales and purchases related to Steelbank's operation.

Deferred Financing Costs

     Deferred financing costs represent fees paid to third parties that provided services in connection with securing financing. These costs are amortized using the effective interest rate method over the term of the loan.

Discount on Debt

     The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the detachable warrants, and has recorded the conversion feature as a liability in accordance with SFAS No. 133. The conversion feature and registration right were considered an embedded derivative interest within the terms of SFAS No.133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the three year life of the debt. The discount is classified as a deferred financing cost.

Earnings Per Share

     Basic  earnings  per share is  computed  in  accordance  with SFAS No.  128
"Earnings Per Share" by dividing earnings on common shares by the weighted average number of common shares outstanding during each year.

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

New Accounting Pronouncements

     In May of 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This pronouncement will have no material effect on these financial statements, but could have an effect on the Company in the future to the extent the Company has a change in accounting, or correction of an error.

     During 2005, the Financial Accounting Standards Board (FASB) issued three FASB Staff Positions (FSP) that provide accounting guidance on the application of how companies should apply the Financial Accounting Standards Board issued Statement No. 123 (R) ("SFAS 123(R)"), "Share-Based Payment" more fully discussed below. FSP FAS 123 (R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123 (R)", FSP FAS 123(R)-2 "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123 (R)", and FSP FAS 123 (R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" all provide further interpretation to the application of SFAS 123(R). The Company will adopt the modified prospective transition method for stock based compensation which requires the Company to record its stock option expense using the fair value method. Under this method the approximate compensation expense estimated for 2006 is $200,000.

     In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs". SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. This statement requires that these items be expensed as incurred and not included in overhead. In addition, SFAS 151 requires that allocation of fixed production overhead to conversion costs should be based on normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This pronouncement will have no material effect on the Company's financial statements.


     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets". SFAS 153, amends APB Opinion No. 29, "Accounting for
Nonmonetary Transactions", for exchanges of similar productive assets and replaces it with a general exception for exchanges that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This pronouncement had no material effect on the Company's financial statements.


Reclassification

     Certain amounts in prior periods have been reclassified to conform to the 2005 financial statement presentation.

2. Financial Position

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained losses of approximately $10.8 million from its inception on January 16, 2002 through December 31, 2005 and has negative working capital of $11.1 million and is in violation of its debt covenants as of December 31, 2005. If the Company is unable to significantly decrease its losses, obtain additional financing, or other cash flows, its financial resources will not be adequate to satisfy its operating and capital requirements for the next 12 months.

     Based on its current business plans, the Company believes that its existing cash resources will be sufficient to fund its operating losses, capital expenditures, debt payments and working capital requirements for the next 12 months. The estimated length of time that its cash resources will sustain operations is based on management assumptions. These estimates and assumptions are subject to change as a result of actual experience. The Company may not be able to attain profitability. Failure to generate sufficient revenues, achieve certain other business plan objectives or raise additional funds could have a material adverse effect on the Company's results of operations, cash flows and financial position, including its ability to continue as a going concern.

     Management's plans include completing the cost reduction begun in January 2006, improved receivables and inventory management, maintaining of margins as steel prices fluctuate, and continuing the development of its customers and markets through its sales initiatives.

     There can be no assurance that the Company will be able to achieve its business plan objectives or that it will be able to generate cash flows from its operations. If the Company is unable to generate adequate funds from its operations or raise additional funds it may not be able to repay its existing debt or fund its operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Acquisitions

EWCO

     In April 2004, the Company completed the acquisition of 100% of the stock of Eugene Welding Co., which manufactures and sells structural and mechanical steel tubing and steel storage rack systems at two manufacturing facilities in Michigan north of Detroit. The aggregate purchase price for EWCO was $699,490. The Company acquired EWCO for $415,450 in cash paid to its sole shareholder for all of the then outstanding EWCO shares. The Company paid a consultant a $200,000 success fee in connection with the acquisition and incurred approximately $84,040 in expenses related to the acquisition, which has been added to the cost of the acquisition.

     In April 2004 and in connection with its acquisition of EWCO, the Company entered into an employment agreement with EWCO's then President and Chief Executive Officer. In August 2004, the Company entered into a Termination Agreement with him, pursuant to which he resigned from all of his positions with the Company, and agreed to the following: render consulting services for one year, a release of claims, keep the Company's information confidential, and not to compete for a period of two years following the termination of his consultation. His compensation under the agreement includes (1) payment of $100,000 a year for two years, (2) payment for his current health insurance coverage for 18 months, (3) payment of his country club dues for 2004 and 2005, up to $5,000 a year, (4) reimbursement of his attorney fees incurred in connection with the negotiation of legal matters up to $9,850 and (5) payment of the outstanding principal and interest on the loan in connection with the 2003 GMC Sierra pick-up truck currently used by him, two years of insurance and transfer title to him for the vehicle.

Steelbank

     In May 2004, the Company completed the acquisition of 100% of the stock of Steelbank, Inc., which acts as a distributor and sales representative for the sale of structural and mechanical steel tubing and is based in a suburb of Toronto, Ontario, Canada. The acquisition complemented the Company's acquisition of EWCO by providing a sales organization for EWCO's products. Because much of Steelbank's value to the Company is the value of its sales organization and not the value of its assets, a majority of the purchase price has been allocated to goodwill. The aggregate purchase price for Steelbank was $1,656,563. The Company acquired Steelbank by paying approximately $54,263 (Cdn. $75,000) in cash, issuing a promissory note in the principal amount of approximately $574,300 (Cdn. $800,000), and by issuing additional promissory notes in the aggregate principal amount of approximately $290,750 (Cdn. $405,000). The Company also paid Cdn. $62,500 of the holders' legal and other expenses at maturity, agreeing to issue a number of its common shares equal to approximately $303,180 divided by the $5.00 public offering price of its shares in its initial public offering (recorded in notes payable - other). Additionally, the Company paid a consultant a $200,000 success fee in connection with the acquisition and incurred approximately $268,018 in expenses related to the acquisition, which has been added to the cost of the acquisition. Canadian dollars are translated into U.S. dollars as of the acquisition date of May 14, 2004.

     The results of operations of EWCO and Steelbank are included in the consolidated statement of operations from April 2, 2004, and May 14, 2004, respectively.

     The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

                                               EWCO                Steelbank
                                      ------------------    -------------------
Current assets                               $9,972,486             $1,805,420
Property, plant and equipment                   573,891                 62,175
Goodwill                                             --              1,106,279
Other intangible assets                              --                410,000
Other assets                                     75,800                     --
Current liabilities                         (9,380,408)            (1,727,311)
Long term liabilities                         (542,279)                     --
                                      ------------------    -------------------
Net assets acquired                   $         699,490             $1,656,563
                                      ==================    ===================

     The following unaudited proforma consolidated information is provided as if the acquisitions of EWCO and Steelbank had occurred as of the beginning of the applicable period. The unaudited proforma information should be read in conjunction with the related historical information, and does not reflect any benefits from synergies that might be achieved from combining operations and does not reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies. The unaudited pro forma amounts include adjustments that are based upon available information and various assumptions that the Company believes are reasonable.

                                                  Year ended December 31,
                                           ----------------------------------
                                                  Pro forma and Unaudited
                                           ----------------------------------
                                                   2004                  2003
                                           --------------    ----------------
Net sales                                  $  51,037,000       $   33,931,000
Net loss before taxes                      $ (1,340,000)       $  (1,557,000)
Net loss                                   $ (1,328,000)       $  (1,546,000)
Net loss per common share - basic and
  diluted                                  $      (1.08)       $       (1.29)
Weighted average number of common shares
   outstanding                                 1,227,300            1,194,998

Haines Road

     The aggregate purchase price including expenses related to the Haines Road acquisition transaction was approximately $10,190,000 (Cdn. $12,489,000) consisting of (1) approximately $9,211,000 (Cdn. $11,289,000) payable in cash and (2) approximately $979,000 (Cdn. $1,200,000) in a secured, subordinated promissory note, either payable 15 months after closing or by offsetting adjustments made after closing or for purchases by Bolton Steel Tube Co., LTD., ("Bolton") from Haines Road. The purchase price was allocated as follows:
$9,689,000 (Cdn. $11,875,000) for the assets acquired, a $200,000 success fee in connection with the transaction, payable to Bainbridge Advisors, a related party, over 24 months, and approximately $301,000 in expenses related to the transaction. The Company funded a portion of the purchase price with proceeds from the initial public offering and from a term loan described in Note 6.

     Pursuant to a guarantee between Tarpon and Bolton, Tarpon guaranteed Steelbank's obligations under the secured subordinated promissory note. As part of the transaction, Tarpon agreed not to compete with Bolton with respect to hot-dipped galvanized products for a period of six months after closing. Bolton also agreed not to compete with Tarpon on the pre-galvanized tubing market for six months. The six month non compete agreements expired on August 17, 2005.

     On May 18, 2005, Steelbank purchased the Haines Road real estate assets, including closing fees and expenses, for $4,638,000 (Cdn. $5,870,000), consisting of (1) approximately $530,000 (Cdn. $670,000) in cash, (2) approximately $2,765,000 (Cdn. $3,500,000) in a one year mortgage bridge financing, and (3) seller financing of approximately $948,000 (Cdn. $1,200,000) and $395,000 (Cdn. $500,000) payable August 18, 2006 in second and third mortgage financing, respectively.

     The Company had leased the Haines Road real estate during the period between the acquisition closing date and the real estate closing date at a monthly rent of approximately $62,300 (Cdn. $75,000).

     The following table summarizes the assets acquired in connection with the acquisition of Haines Road converted at the exchange rate in effect at the dates of acquisition:

                                                               Haines Road
                                                      ---------------------

              Current assets                                   $ 1,183,000
              Property, plant, and equipment                     5,356,000
              Goodwill                                           2,439,000
              Other intangible assets                            1,212,000
              Land and buildings                                 4,638,000
                                                      ---------------------
              Total assets acquired                           $ 14,828,000
                                                      =====================


     The following unaudited pro forma consolidated information is provided as if the acquisition of the Haines Road facility and EWCO had occurred as of the beginning of the applicable period. For 2004, the pro forma data includes Haines Road and EWCO as if the Company owned them for the full year. The pro forma data for 2004 and 2005 includes Steelbank as of its May 14, 2004 acquisition date. The unaudited pro forma information should be read in conjunction with the related historical information, and does not reflect any benefits from synergies that might be achieved from combining operations and does not reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies. The unaudited pro forma amounts include adjustments that are based upon available information and various assumptions that the Company believes are reasonable.

                                                Year ended December 31,
                                         --------------------------------------
                                                Pro forma and Unaudited
                                         --------------------------------------
                                                2005                 2004
                                         -----------------   ------------------
Net sales                                   $  63,616,000       $ 63,202,000
Net income (loss) before taxes              $ (7,360,000)       $    348,000
Net income (loss)                           $ (7,120,000)       $     23,000
Net loss per common share -
  basic and diluted                         $      (1.53)       $         --
Weighted average number of common
   shares outstanding                       $   4,640,130       $  4,640,130


Midwest Tube Mill, Inc. Agreement

     On August 30, 2005, MTM Acquisition Company ("MTM Acquisition"), a wholly owned subsidiary of Tarpon Industries, formed for the purpose of this acquisition, entered into an Asset Purchase Agreement ("Agreement") with Midwest Tube Mills, Inc. ("Midwest"), a manufacturer of mechanical steel tubing, and certain stockholders of Midwest, for the acquisition of substantially all of Midwest's assets and business (the "Transaction"). In the fourth quarter, the Company wrote off $192,000 of due diligence costs due to the uncertainty of completing the transaction. On March 28, 2006, the Company informed MTM that it would terminate the Agreement based on MTM's inability to provide audited financial statements.


4. Goodwill and Intangible Assets

     The change in goodwill is as follows:

                                              2005               2004
                                         ---------------    ---------------
Beginning balance  January 1                $ 1,279,810            $    --
Acquisition of Steelbank                             --          1,106,279
Acquisition of Haines Road                    2,460,122                 --
Foreign currency impact                         168,868            173,531

Impairment                                  (1,100,000)                 --
                                            -----------        -----------

Ending balance December 31                  $ 2,808,800        $ 1,279,810
                                            ===========        ===========

     Goodwill impairment tests are completed for each reporting unit on an annual basis, or more frequently in certain circumstances where impairment indicators arise. The annual impairment test as of October 1, 2005 indicated an impairment of goodwill at Steelbank. The impairment principally results from rising, competitive pricing pressures and lower expected sales volume growth. As of October 1, 2005, the excess of fair value of the Steelbank reporting unit exceeded its carrying value by approximately $1,100,000 million.

     The Company's intangibles assets are valued based on independent appraisal and consist of the following:

                                                                Covenant
                                             Customer             not to
                                              base               compete                 Total
                                        -----------------   ------------------      ----------------
Balance at January 1, 2004                     $      --           $       --             $      --

Additions                                         80,000              330,000               410,000

Foreign currency impact                           12,556               51,790                64,346

Amortization                                     (3,333)             (34,375)              (37,708)
                                        -----------------   ------------------      ----------------
Balance at December 31, 2004                      89,223              347,415               436,638

Additions                                      1,212,000                   --             1,212,000

Foreign currency impact                           59,988                8,585                68,573

Amortization                                   (158,557)             (71,064)             (229,621)

Impairment                                     (794,000)                   --             (794,000)
                                        -----------------   ------------------      ----------------
Balance at December 31, 2005                 $   408,654          $   284,936            $  693,590
                                        =================   ==================      ================


     As part of the annual impairment review of goodwill, the Company also evaluated the carrying value of its definite life intangibles in the fourth quarter 2005. The undiscounted cash flows are compared to the carrying value of the definite life intangibles. For customer base, the fair market value (discounted cash flows) exceeded the carrying value by $794,000, and this amount was charged to impairment loss in 2005. This charge was the result of the higher than expected turnover in the existing customer base during 2005.

     The customer base is being amortized over 10 years and the covenant not to compete is being amortized over the term of the covenant, 6 years. The following is a schedule of future amortization expense for intangible assets:

                 2006                              $ 133,449
                 2007                                135,540
                 2008                                132,056
                 2009                                119,165
                 2010                                 63,480
                 Thereafter                          109,900
                                             ----------------
                 Total                              $693,590
                                            ================

     Goodwill of $2,460,122 and customer base of $1,212,000 are deductible for tax purposes as a result of the Haines Road acquisition.


5. Details of Balance Sheet

     The following sets forth the components of the Company's inventory at December 31 of the respective years:

        INVENTORIES:                          2005               2004
                                         ---------------    ---------------
        Raw material                       $3,548,251         $4,289,648
        Work-in-process                       303,096            602,390
        Finished goods                      2,882,126          2,599,276
        Supplies                              186,165            113,070
                                         ---------------    ---------------
          Total                            $6,919,638         $7,604,384
                                         ===============    ===============


     The following table sets forth the components of the Company's property, plant and equipment at December 31 of the respective years:

        PROPERTY PLANT AND EQUIPMENT:                            2005                 2004
                                                            -----------------    -----------------
           Machinery and Equipment                                  $5,891,036             $394,554
           Building and leasehold improvements                       2,916,370              186,817
           Computer equipment                                          285,406               32,710
           Land                                                      2,649,939                   --
           Transportation equipment                                     56,147               24,500
           Furniture and fixtures                                       74,683               77,090
           Construction in progress                                     80,865               24,805
                                                            ------------------    -----------------
            Total                                                   11,954,446              740,476
           Less accumulated depreciation and amortization            (814,746)            (105,425)
                                                            ------------------    -----------------
            Net property, plant and equipment                      $11,139,700            $ 635,051
                                                            ==================    =================


6. Debt

     The following table sets forth the components of the Company's short-term debt at December 31 of the respective years:

                                                                   2005                    2004
                                                         ---------------------       ----------------
          EWCO Revolving Credit Facility                      $  6,016,786           $    6,711,387
          Steelbank Revolving Credit Facility                    2,356,418                       --
          First Mortgage on Haines Road Real Estate              2,971,175                       --
          Note issued in connection with redemption of
              EWCO shares                                               --                  670,000
          Notes issued with acquisition of Steelbank
                                                                        --                  764,388
          Steelbank full recourse factoring liabilities
                                                                        --                1,171,931
          Bridge loan payable                                                             2,150,000
                                                         ---------------------      ----------------
           Total                                              $  11,344,379         $    11,467,706
                                                         =====================      ================


     The following table sets forth the components of the Company's long-term debt at December 31 of the respective years:

                                                                   2005                    2004
                                                         ---------------------       ----------------
          EWCO term loan                                      $ 1,068,733               $1,347,533
          Steelbank term loan                                   1,531,530                       --
          Second mortgage on Haines Road real estate            1,029,600                       --
          Third mortgage on Haines Road real estate               429,000                       --
          Convertible debt (less discount of $818,980)          5,181,020                       --

          Notes payable to former shareholders of Steelbank            --                  336,272
          Other                                                    21,303                   35,520
                                                         ---------------------       ----------------
           Subtotal                                             9,261,186                1,719,325

               Less current portion, of long-term debt        (9,250,944)                (405,107)
                                                         ---------------------       ----------------
           Long-term portion of long-term debt                  $  10,242               $1,314,218
                                                         =====================       ================

     Maturities of long-term debt and capital lease obligations for the years ending December 31 are based on the stated terms of the underlying agreements as follows:

                2006                     $ 3,796,262
                2007                       2,896,818
                2008                       2,704,303
                2009                         592,693
                2010                          90,090
                                         -----------
                Total                    $10,080,166
                                         ===========

EWCO Credit Facility

     EWCO has a credit facility with Standard Federal Bank, N.A., including a revolving credit line for up to $9,000,000, subject to a borrowing base based on eligible inventory and receivables, originally maturing August 31, 2007, and a $1,394,000 term loan. The term loan is payable in equal monthly installments of principal based on a five year amortization ending August 1, 2009, but matures August 31, 2007 if the revolving credit facility is not renewed. The loans are secured by all of the assets of EWCO, approximating $14.9 million, and a guarantee by Tarpon. The principal amount outstanding bears interest, payable monthly, at the bank's prime rate (7.25% at December 31, 2005). The loan agreement requires EWCO to maintain a minimum debt service coverage ratio (generally net income adjusted for depreciation, capital expenditures, and cash distributions and advances, divided by principal payments of debt) of at least
1.50 to 1.00.  EWCO's debt  service  coverage  ratio as of December 31, 2005 was
30.56 to 1.00. The loan agreement also requires EWCO to maintain minimum tangible net worth of ($1,855,000) plus 80% of its net income for the preceding fiscal year, starting with net income for 2005. EWCO's tangible net worth as of December 31, 2005 was ($373,199). The loan agreement also generally prohibits dividends and limits EWCO's ability to make capital expenditures in excess of $1,500,000 during the 12 months after its initial public offering and $750,000 a year after such 12-month period.

     At November 30, 2005, EWCO was in violation of it tangible net worth covenant. EWCO was in compliance with this covenant as of December 31, 2005. Because of this violation, its debt has been reclassed as a current liability. The Company is currently negotiating with its lender to waive this violation.

     EWCO must pay a 0.25% unused line of credit fee each month and is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity. Approximately $6,017,000 and $6,711,000 was outstanding under the revolving credit facility as of December 31, 2005 and 2004, respectively. Approximately $1,069,000 and $1,348,000 was outstanding under the term loan as of the aforementioned dates and approximately $423,000 and $1,714,000 was available for borrowing under the revolving credit facility, as of December 31, 2005 and 2004, respectively, without violating any of the existing debt covenants.

Steelbank Credit Facility

     On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch. This credit facility provides for a revolving credit line in the maximum principal amount of $8,000,000 Canadian dollars, subject to a borrowing base based on eligible inventory and receivables originally maturing on February 17, 2008, and a term loan in the principal amount of $2,100,000 Canadian dollars. Principal on the term loan is payable in sixty equal monthly installments of $35,000 Canadian dollars beginning on April 1, 2005. The term loan bears interest, which is payable monthly in arrears, at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 1.00% and 1.50% (6.50% at December 31, 2005). The entire amount of the term loan facility will mature on March 1, 2010. Borrowings of Canadian dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 0.75% and 1.25% (6.25% at December 31, 2005). Borrowings of U.S. dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's U.S. prime rate. Under certain circumstances, Steelbank has the option to convert all or any part of its Canadian or United States borrowings to an interest rate equal to a Libor rate plus an applicable margin of between 2.25% and 2.75% or a BA (Banker's Acceptance) rate plus an applicable margin of between 2.25% and 2.75%. Interest on the revolving credit facility is payable monthly in arrears. The obligations under the Loan Agreement are unconditionally guaranteed by Tarpon, and are secured by a security interest in substantially all of the assets of Steelbank, approximating $20.2 million, and Tarpon, other than Tarpon's common shares of EWCO. Steelbank's obligations under the Loan Agreement are also secured by a pledge of all the capital stock of Steelbank pursuant to a share pledge agreement between Tarpon and Lender.

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

     The  loan  agreement  also  requires   compliance  with  several  financial
covenants, including adjusted net worth of at least (Cdn. $4,841,765). For quarters ending on or after June 30, 2005, the minimum adjusted net worth of the previous quarter will be increased by 75% of the net income for that quarter (ignoring quarters in which there is a loss). It also requires Steelbank Tubular to maintain debt service coverage ratio (generally net income adjusted for depreciation and amortization, non-cash transactions, and capital expenditures divided by the total of all principal payments of long-term debt, capital leases, subordinated debt and all payments in respect of any distribution), of at least 1.25 to 1.00. It also requires Steelbank to maintain interest coverage (generally net income adjusted for interest expense, bank fees and net costs under interest rate contracts, taxes, depreciation and amortization and non-cash items divided by interest expense plus bank fees and net costs under interest rate contracts), of at least 1.50 to 1.00. Steelbank used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of the Haines Road facility and the cash portion of the Haines Road real estate, to pay transaction fees and expenses, to refinance Steelbank's full-recourse factoring arrangement and for general working capital purposes of Steelbank.

     Steelbank was in violation of the tangible net worth, debt service coverage and interest coverage covenants of its loan agreement as of December 31, 2005, driven primarily by the losses sustained this year, the write-off of a certain bad debt and the write-down of certain intangible assets and goodwill. As a result of these violations, and a going concern qualification, its debt has been reclassed as a current liability. The Company is currently negotiating a wavier for these violations.

     Each month, Steelbank must pay a .50% unused line of credit fee and an administrative fee of approximately $1,700. As of December 31, 2005 approximately $2,356,000 and $1,532,000 was outstanding under the Revolving Credit Facility, and the term loan, respectively, and approximately $490,000 was available for borrowing without violating any existing debt covenant.

Steelbank Note Payable

     On February 17, 2005, Steelbank Tubular, Inc. as part of the purchase of the Haines Road Facility obtained $979,000 (Cdn. $1,200,000) in a one-year note with interest payable monthly at 8.00% per annum. This note was paid in full on December 13, 2005, with the proceeds from the Laurus Financing as discussed below.

Steelbank Mortgages

     On May 18, 2005, Steelbank Tubular, Inc. purchased the Haines Road real estate assets for $4,638,000 (Cdn. $5,870,000), including closing fees and expenses, consisting of approximately $530,000 (Cdn. $670,000) in cash, a one year first mortgage totaling $2,765,000 (Cdn. $3,500,000) jointly secured by the Haines Road real estate and a guarantee from the Company payable in equal monthly installments of principal and interest based on a 25 year amortization period and bearing interest at 1.25% above Canadian prime rate (6.25% at December 31, 2005), as well as second and third mortgages from Bolton, payable August 18, 2006, totaling $948,000 (Cdn. $1,200,000) and $395,000 (Cdn.
$500,000) with interest payable monthly at 8% and 10%, respectively, per annum. As of December 31, 2005, approximately $2,971,000 (Cdn. $3,463,000) and the entire balances of $1,030,000 (Cdn. $1,200,000) and $420,000 (Cdn. $500,000)
were outstanding under the first, second, and third mortgages, respectively.

Convertible Debt

     On December 13, 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus") in connection with the private placement of a convertible term note (the "Note") issued by the Company in the principal amount of $6,000,000 due December 13, 2008 and common stock purchase warrants (the "Warrants"). The Note is collateralized by all present and future assets of Tarpon and its subsidiaries, including the equity interests of EWCO and Steelbank, subject to a subordination agreement between Tarpon ABN AMRO Bank, N.V., Canadian Province and LaSalle Bank, Midwest, N.A. The Note is payable in equal monthly installments of principal totaling $187,500 commencing on April 1, 2006 through the maturity date and bears interest at prime plus 2% (9.25% at December 31, 2005). As part of the Agreement, the monthly payments of principal and interest, under certain conditions, are convertible into shares of the Company's no par value common stock at a fixed conversion price of $3.27 per share. The Warrants provide for the purchase of up to 390,000 shares of common stock at an exercise price of $3.81 until December 13, 2012. The Company has agreed, pursuant to a registration rights agreement, to use its best efforts to register and maintain an effective registration for the shares of common stock underlying the Laurus Note and Warrants and to process the same to effectiveness. Failure to do so could constitute an event of default, depending on the circumstances, resulting in an additional interest charge of 2% per month on the outstanding balance of the note until the event of default is cured or waived. The Company is also subject to a penalty of $500 per day for failure to register the shares related to the conversion feature.

     Laurus cannot receive shares upon exercise of the Warrants, upon payment of principal and interest on the Note, or upon conversion of the Note which would exceed the difference between 4.99% of the issued and outstanding shares of common stock and the number of shares beneficially owned by Laurus, as determined in accordance with Section 13(d) of the Exchange Act, as amended, and Regulation 13d-3. This limitation automatically becomes null and void upon the occurrence, and during the continuance, of an event of default as defined in the Note, or upon 75 days prior written notice to the Company, except that at no time shall the number of shares of common stock beneficially owned by Laurus exceed 19.99% of the outstanding shares of common stock. Further, the number of common shares issuable by the Company and acquirable by Laurus at a price below $2.85 per share pursuant to the terms of the Note, the Warrant, the Agreement, any related agreement or otherwise cannot exceed 927,560 shares of common stock (subject to appropriate adjustment for stock splits, stock dividends, or other similar recapitalizations affecting the common stock), unless the issuance of such excess amount of common stock is first approved by the stockholders of the Company.

     In connection with this financing, the Company recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature inherent in the instrument. The accounting for the conversion feature and the warrants are described in Note 1. Such discounts are being amortized using the effective interest method over the term of the related debt. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,472,000, including Warrants to purchase up to 300,000 shares of common stock to Joseph Gunnar and Company, a related party, recorded as deferred financing costs and amortized over the life of the note. Warrants were valued at approximately $432,000 using the Black-Scholes model using the same assumptions described above, except for a term of five years. The Warrants were deemed to be a derivative instrument. At December 31, 2005, the Warrants can be put back to the Company, and, therefore were marked to market and recorded at a fair market value of $366,000. These Warrants are exercisable through December 13, 2010 at $3.27 per share. Although the stated interest rate of the convertible Note is the prime rate plus 2%, as a result of the aforementioned discounts and fees, the effective interest rate of the Note is approximately 41.8% per annum.

     As of January 31, 2006, the Company had not completed the sale and leaseback of its Haines Road property and has going concern qualification violating the terms of the Note. The Company has obtained a waiver from Laurus for these violations. In addition, the Company is in violation of certain cross default provisions related to the EWCO and Steelbank credit facilities resulting in classifying the convertible debt as a current liability. The Company is currently in negotiations with Laurus to obtain a waiver with regard to this violation. The Company is maintaining the balance of deferred finance costs as it believes it will be successful in obtaining this waiver.

Note Issued in Connection with Redemption of EWCO Shares

     Prior to its acquisition by Tarpon, EWCO redeemed 90% of the then outstanding shares from its shareholder for $3,603,144, of which $670,000 was represented by a promissory note, with interest payable at 8% per annum, paid out of the proceeds of the Company's initial public offering of common shares in February 2005.

Notes Issued in Connection with the Acquisition of Steelbank

     In connection with the acquisition of Steelbank, Tarpon issued three promissory notes. The first note totaled approximately $654,000 (Cdn. $800,000), with interest payable at 8% per annum, and was payable in monthly installments of $15,000 Canadian dollars from July 1, 2004 to December 1, 2004 and $200,000 Canadian dollars on December 10, 2004. The outstanding balance on this note was $453,025 at December 31, 2004. The balance was paid out of the proceeds of the Company's initial public offering of common shares in February 2005.

     Tarpon also issued a note payable in the amount of approximately $229,000 (Cdn. $375,000) payable in Tarpon common stock at the initial public offering of common shares. As of December 31, 2004 the balance on this note was $311,963 (Cdn. $375,000).

     In addition, Tarpon issued a promissory note of approximately $301,320 (Cdn. $405,000) payable to the former shareholders of Steelbank. The installment notes were due in annual installments of $112,091 beginning in 2005 plus interest at 8.0% per annum through December 2007. The outstanding balance on these notes at December 31, 2004, was $336,372 (Cdn. $405,000). These notes were paid in full with the proceeds from the Laurus financing on December 13, 2005.

Steelbank Full Recourse Factoring Arrangement

     At December 31, 2004, Steelbank Inc. had a full-recourse factoring arrangement with Greenfield Commercial Credit, Inc. for the extension of up to approximately $1,246,000 of credit, representing approximately $1,557,000 in face amount of eligible receivables sold and outstanding at any time. The facility was secured by all of the assets of Steelbank and all obligations of Steelbank under the arrangements are guaranteed by the Company. Steelbank received 80% of the face amount of receivables that it desired to sell and Greenfield Commercial Credit, Inc. agreed, in its discretion, to buy. The full-recourse factoring arrangement was terminated with the closing of the IPO in February 2005. As of December 31, 2004, approximately $1,172,000 in face amount of receivables were sold and not yet collected.

Bridge Loans

     In February and March 2004, the Company raised $150,000 in an offering of notes and warrants in anticipation of, and under the same terms associated with, the April 2004 note financing described below. The notes were issued at their face amount, bore interest at 8% a year, 15% after January 5, 2005, and were paid at the February 2005 closing of its initial public offering. The notes were secured by the Company's assets and the assets of its subsidiaries, but were subordinate to its subsidiaries' secured bank financing. The Company's net proceeds, after deducting the expenses of the offering, were approximately $146,000. The Company also granted the purchasers in the offerings warrants to purchase 30,000 common shares exercisable at $5.00 a share. The warrants are exercisable for five years beginning August 16, 2005. The warrants were capitalized as deferred finance costs and amortized over the life of the loan.

     In April 2004, the Company closed a private note financing which provided the Company with $2,000,000 in gross proceeds, approximately $1,725,000 after the placement agent's fees and the expenses of the offering. These proceeds were used primarily to facilitate the acquisition of EWCO and Steelbank and for working capital and general corporate purposes, including the payment of then accrued expenses and expenses in connection with the Company's proposed initial public offering of common shares. The debt was issued at its face amount and bears interest at 8% per annum, 15% after January 5, 2005, with debt and accrued interest payable in cash upon maturity. Maturity occurred at the February 2005 closing of its initial public offering of common shares. The notes were secured by the Company's assets and the assets of its subsidiaries, but were subordinate to its subsidiaries' secured bank financing. The Company also granted the purchasers in this note offering five-year warrants to purchase 465,000 common shares at $5.00 a share with a fair market value of $651,583. The warrants are exercisable for five years beginning August 16, 2005 and were amortized as interest expense in 2004.


7. Leases

     Other facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense was $513,000 and $261,000 for the years ended December 31, 2005 and 2004, respectively. No expense was incurred in 2003.

Future minimum operating lease payments for the years ending are as follows:

                2006                    $    274,083
                2007                          29,134
                2008                          19,550
                2009                          14,809
                                        ------------
                Total                   $    337,576
                                        ============


8. Income Taxes

     Total income tax expense for the year ended December 31, 2005 was a benefit of $101,088. The benefit is due to a refund related to a reduction in prior period tax expense in the United States. As a result of the valuation allowances applied to the net operating losses and other net deferred tax assets, the Company did not incur any additional tax expense for the three years ended December 31, 2005, 2004, and 2003.

     A reconciliation of income taxes computed using the federal statutory rate to the taxes reported in the statements of operations is as follows:

                                                                                Year Ended December 31,
                                                            -----------------------------------------------------------------
                                                                   2005                     2004                   2003
                                                            -------------------       -----------------       ---------------
                  Net loss before income taxes              $     (7,410,578)             $(2,065,500)            $(650,386)
                  Federal statutory rate                                   34%                     34%                   34%
                                                            -------------------       -----------------       ---------------
                  Tax computed at federal statutory                (2,519,597)               (702,270)             (221,131)
                      rate

                  Effect of nondeductible items                         14,622                  14,743                    --
                  Effect of non taxable items                         (15,507)                      --                    --
                  Foreign tax rate differential                             --                 (9,101)                    --
                  Valuation allowance                                2,330,922                 625,642               221,131
                  Provision for prior years                             88,472                      --                    --
                                                            -------------------       -----------------       ---------------
                  Reported income taxes                           $  (101,088)             $  (70,986)              $    --
                                                            ===================       =================       ===============


  Deferred tax assets and liabilities consist of the following:

                                                                                 Year Ended December 31,
                                                            --------------------------------------------------------------
                                                                   2005                  2004                     2003
                                                            -------------------     ----------------      ----------------
             Net operating loss carry-forwards                    $  2,991,162      $     1,083,879             $ 481,734
             Allowance for doubtful accounts                            36,415               22,600                    --
             Property and equipment                                   (80,944)               28,501                    --
             Deferred compensation                                     184,936                   --                    --
             Intangible assets                                         678,007                   --                    --
             Gain on financial instrument                            (109,480)                   --                    --
             Foreign exchange losses (gains)                         (165,375)               63,400                    --
                                                            -------------------     ----------------      ----------------
             Deferred tax assets                                     3,534,721            1,198,380               481,734
             Valuation allowance                                   (3,534,721)          (1,198,380)             (481,734)
                                                            -------------------     ----------------      ----------------
             Net deferred tax asset                                  $      --      $            --          $         --
                                                            ===================     ================      ================


     Due to the historical losses incurred by the Company, a full valuation allowance for deferred tax assets has been provided to reduce deferred tax assets to an amount that is, more likely than not, to be realized. If the Company achieves profitability, these deferred tax assets may be available to offset future income taxes. The Company's net operating loss carry-forward at December 31, 2005 and 2004 was approximately $8.8 million and $3.1 million, respectively, and expire as follows:

                        Year
                     ------------

                        2015                 $  1,275,000
                        2022                      760,400
                        2023                      535,800
                        2024                    1,338,900
                        2025                    4,877,400
                                             ------------
                                             $  8,787,500
                                             ============

     The components of earnings (loss) before income taxes are as follows:

                                                               Year Ended December 31,
                                           -----------------------------------------------------------------
                                                  2005                     2004                   2003
                                           -------------------       -----------------       ---------------
                United States                $(4,384,253)             $(1,798,451)            $(650,836)
                Foreign                       (3,026,325)                (267,049)                    --
                                             ------------             ------------            ----------
                Total                        $(7,410,578)             $(2,065,500)            $(650,836)
                                             ============             ============            ==========

     The components of income tax (benefit) expense by country are as follows:

                                                               Year Ended December 31,
                                           -----------------------------------------------------------------
                                                  2005                     2004                   2003
                                           -------------------       -----------------       ---------------
                United States                $    (131,079)             $         --            $      --
                Canada                               29,992                 (70,986)                   --
                                             --------------             ------------            ----------
                Total                        $    (101,087)             $   (70,986)            $      --
                                             ==============             ============            ==========



9. Related Party Transactions

     In April 2004, the Company entered into a Management Consulting Agreement with Bainbridge Advisors, Inc., an advisory firm owned by the former Chairman of the Board, President and Chief Executive Officer and his son. On April 15, 2005, the Company amended the Management Consulting Agreement to (1) make a one-time payment of $50,000 in consideration of certain advisory services rendered to the Company that were not originally contemplated by the parties, (2) increase the monthly fee from $15,000 to $20,000, effective April 2005, and (3) revise the calculation of the maximum success fee to provide that the maximum success fee shall be $300,000 plus 0.2% of the enterprise value of an acquisition, but only to the extent that the enterprise value of such transaction exceeds $50,000,000. On December 8, 2005, this agreement was amended in accordance with the original agreement for an additional one year term commencing April 7, 2007. The following table summarizes the compensation earned by the former Chairman of the Board, President and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc.:

                                                      December 31,
                                             --------------------------------
                                                2005                 2004
                                             -------------      -------------
        Advisory services and expenses          $ 320,740           $163,900
        Salaries and benefits                          --            130,177
        Success fees                              200,000            400,000
                                             -------------      -------------
            Total                               $ 520,740           $694,077
                                             =============      =============


     During 2005 and 2004, the Company paid the former Chairman of the Board, President and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc. $659,629 and $330,163, respectively. In addition, non-cash stock options were granted in the amount of $333,300 in 2005.

     As of December 31, 2005, liabilities included $138,889 of the success fees owed for the EWCO, Steelbank and Haines Road acquisitions consummated in 2004 and 2005. This amount was classified in accrued expenses.

     In February 2006, the board of directors agreed to accelerate the payout of the success fees to Bainbridge Advisors, Inc. The total amount to be paid would not increase, but the total payment term would be reduced from twelve months to five months for the remaining success fee related to the acquisition of Haines Road.

     Between January and August 2004, the Company engaged one of its directors to provide consulting services to the Company concerning its operations, general management and business development, at times and places and in an amount determined by mutual agreement. The Company accrued $22,000 in fees for these services including $10,000 payable in common shares at the closing of its initial public offering. The Company issued 2,000 common shares to this director in February 2005.

     Joseph Gunnar and Company, LLC ("Gunnar") was the lead underwriter in the Company's 2005 initial public offering, and since such time has assisted the Company in various financing transactions. Gunnar customers hold collectively, a significant amount of its common stock. Gunnar is entitled to participate as an outside observer on the Company's board of directors from which it can exercise significant influence over the activities of the Company. For its services for bridge financing in 2004, Gunnar received a cash fee of $200,000 and 100,000 warrants subsequently, increased to 120,890 warrants as a result of certain anti-dilution privileges contained within the Company's warrant agreement. It also received cash payments of $83,500 in 2004. The original warrants had an exercise price of $ 6.25 with a term of 5 years. The revised exercise price was reset to $5.17 as a result of the issuance of additional warrants. The 2004 warrants when issued had a fair market value of $101,966. In exchange for serving as the underwriter for the Company's Initial Public offering (IPO) in 2005, Gunnar received a cash fee of $1,638,750. For its assistance in securing the convertible note financing (Note 6), Gunnar received a cash fee of $600,000 and 300,000 warrants with an exercise price of $3.27 with a fair market value of $432,000. The Gunnar warrants can be put back to the Company, and were deemed to be a derivative instrument and classified as a liability. At December 31, 2005, these warrants were marked to market with a value of $366,000 with gain on the instrument recorded to gain from derivatives. In 2005, it also received cash payments of $154,962. Gunnar also receives a retainer payable monthly in the amount of $7,500 which expires in December 2006. The total consideration paid to Gunnar during the years December 2005 and 2004, respectively, were $2,393,712 and $283,500. There were no fees paid to them in 2003.


10. Capitalization

     In connection with the Company's formation on January 16, 2002, four of its shareholders and their family members received 904,131 of its common shares for an aggregate purchase price of $794.

     From March 2002 through June 2002, the Company privately placed 200,913 newly-issued common shares to eight accredited investors, at a price of $3.73 per share, for gross proceeds of $750,000. The Company's net proceeds, after deducting the expenses of the offering, were approximately $747,000.

     From December 2002 through October 2003, the Company privately placed 114,688 newly-issued common shares to six accredited investors, at a price of $5.97 per share, for gross proceeds of $685,000. The Company's net proceeds, after deducting the expenses of the offering, were approximately $685,000. As part of the issuance of these common shares, the Company agreed that if an initial public offering is completed, the Company will issue additional common shares to these purchasers so that the total common shares they receive equals
(1) 1.35 times the amount they invested in its initial public offering, divided by (2) its initial public offering price per share. The Company issued an additional 70,262 shares to these shareholders as a result of its initial public offering, lowering their effective purchase price to $3.70 a share.

     The Company affected a 1-for-3.69203259 reverse split in December 2003 and a 1-for-1.6176795 reverse stock split in March 2004. The share numbers in these footnotes have been adjusted to reflect these reverse stock splits.

11. Stock Options and Warrants

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

     During 2005, the Company granted options for 441,785 shares to consultants, officers, employees and directors of the Company. The options are exercisable at $5.50 a share and vest immediately, for the consultant and director options, for which $424,200 was expensed in the first quarter, or in cumulative annual installments over three years for the officer and employee options, for which no expense was recorded. No options were granted during 2004 or 2003 and no options were exercised in 2005, 2004 or 2003.

     The Company also agreed to grant the three former shareholders of Steelbank options to purchase a number of common shares equal to a combined total of approximately $138,889 per year divided by the fair market value of the common shares on the date of grant, which will be exercisable at 110% of the fair market value of the common shares on the date of grant. The options will be granted to each of them after the calendar years 2005, 2006, and 2007, if certain performance targets are met. In 2005, none of the performance targets were met, and, therefore no options were granted.

                                                     2005
                                       -------------------------------------
                                                                   Weighted
                                       Shares Subject               Average
                                           To Options           Exercise Price
                                       -------------------     -----------------
       Outstanding at the
         beginning of the year                  --              $  --
       Granted                             441,785              $ 5.50
       Exercised                                --              $  --
       Expired/forfeited                  (26,700)              $ 5.50
                                       -------------------
       Outstanding at the end of
         the year                          415,085              $ 5.50
                                       ===================


     The following table presents additional information about outstanding options granted and remaining at the end of 2005.

       Weighed average fair value of options granted during year         $5.50
       Options exercisable at end of year                               140,000
       Weighted average exercise price of options exercisable at
       end of year                                                      $  5.50
       Options available for grant at December 31, 2005                 234,915
       Weighted average remaining contractual life (in years)              9.30


     The following table provides additional information about outstanding warrants categorized by exercise price. And fair market value at date of grant calculated us9ing the Black Scholes model.


                                                                    Exercise
          Party                     Warrants      Expiration         price
---------------------------    --------------    --------------    ------------
  2004 Gunnar - Bridge
    Financing                         120,890     12/31/2010        $ 5.17
  2004 Private Placement              533,257     12/13/2012        $ 4.36
  2005 Gunnar - IPO                   243,060     04/05/2009        $ 5.98
  2005 Gunnar - Laurus
    convertible note                  300,000     04/05/2009        $ 3.27
  2005 Laurus warrants
    associated with
    convertible note                  390,000     02/17/2010        $ 3.81
                                    ---------
   Total                            1,587,207
                                    =========



12. Contingencies

     As of December 31, 2004, the Michigan Department of Environmental Quality ("MDEQ") notified the Company that it had concluded that the Company was a "major source" for certain air emissions and that the Company had failed to apply for a Renewable Operating Permit ("ROP")for air emissions not covered by its Permit to Install ("Permit"), then in effect. The Company applied for a revised Permit to obviate the need for a ROP and received the revised Permit in December 2004. The MDEQ and the Company negotiated a resolution of the violations alleged by MDEQ, and the Company paid a settlement amount of approximately $31,000 to resolve the violations alleged by the MDEQ in July 2004. Subsequently, in October 2005, MDEQ Water Bureau cited EWCO for not having separate Storm Water Pollution Prevention Plans for each physical location in Marysville along with other minor infractions. Since that time, separate plans were developed and submitted to the MDEQ for their approval. The Company paid approximately $28,000 as of December 31, 2005 to remediate the issue and does not anticipate any further expenses.

     The Company from time to time is a party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of this litigation cannot be estimated with certainty, but management believes, based on their examination of these matters, experience to date and discussions with counsel, that the ultimate liability will not be material to the Company's business, financial condition or results of operations.

13. Employee benefit plans

     EWCO has three separate 401(k) plans. Two of these plans cover union employees who have attained 18 years of age with six months of service. The participants can contribute up to 15% of their compensation. EWCO matches 50% of the employee contributions based on the collective bargaining agreement, not to exceed 5% of compensation. The employer contributions for these two plans were $51,564 and $6,815, respectively, in 2005 and $39,644 and $6,924 respectively, in 2004.

     The third 401(k) plan is for employees who are not covered by a collective bargaining agreement, who have attained 18 years of age and who have 1,000 hours and six months of service. The participants can contribute up to 15% of their salary and are eligible for an employer discretionary contribution. EWCO matches 50% of the employee contributions up to 5% of employees' wages. The employer matching contributions were $26,151 and $17,797 in 2005 and 2004, respectively. No discretionary contributions were made in 2005 or 2004.

     The Company's union employees have a contributory pension plan for which the Company withholds from the employee and remits to the union on their behalf. At the end of December 31, 2005 and 2004, all withheld amounts had been paid to the union on the employees' behalf.

14. Segment and Geographic Information

     The Company operates in business segments that are distinguished primarily on geographic location. The EWCO United States operation includes mechanical tube production as well as engineered racking system production. The Steelbank Canadian operation includes mechanical tube production with emphasis on galvanized tube. The products and services, customer base, distribution channel, manufacturing process, procurement and economic characteristics are similar throughout all of the Company's operations. The following table sets forth the Company's segment data.


                                                            Year Ended December 31 2005
                                 -----------------------------------------------------------------------
                                          EWCO          Steelbank            Other (A)          Total
                                          ----          ---------            ---------          -----
External revenues                    $ 43,028,462     $ 17,822,158           $     --     $  60,850,620

Inter-segment sales                       578,865               --           (578,865)               --

Depreciation and amortization             109,873          866,926            (37,708)          939,091

Operating profit (loss)               (1,039,283)      (2,706,169)         (3,521,459)      (7,266,911)

Total assets                           14,864,631       20,205,972           3,935,318       39,005,921

Capital expenditures                      170,736          934,733                  --        1,105,469


                                                         Year Ended December 31 2004
                                 -----------------------------------------------------------------------
                                        EWCO            Steelbank            Other (A)          Total
                                        ----            ---------            ---------          -----
External revenues                   $32,354,528      $   5,267,101           $     --        $ 37,621,629

Inter-segment sales                     698,532                --            (698,532)                 --

Depreciation and amortization            84,190            19,091               37,708            140,989

Operating profit (loss)                 569,079           152,560            (908,784)          (187,145)

Total Assets                         15,544,384         4,782,327            1,381,082         21,707,793

Capital expenditures                    110,034             8,694                   --            118,728

(A) Other represents information for the Company's parent company, Tarpon which is not allocated into the operating segments.

     Revenues by country for the year ended December 31 are as follows:

                                            2005                2004
                                            ----                ----
           United States                $49,732,000         $ 32,484,000
           Canada                        11,119,000            5,138,000
                                         ----------            ---------
                    Totals              $60,851,000         $ 37,622,000
                                        ===========         ============

     Long-lived assets by geographic region as of December 31 are as follows:

                                            2005                2004
                                            ----                ----
           United States (EWCO)         $   629,000          $  568,000
           Canada (Steelbank)            14,013,000           1,821,000
                                         ----------          ----------
                     Totals             $14,642,000          $2,389,000
                                        ===========          ==========

Revenues by geographic area were determined based on origin of sale. Geographic data on long-lived assets is based on physical location of those assets.


15. Subsequent Events

     On March 20, 2006, the Company entered into definitive agreement for the sale and leaseback of all of its land and buildings of its Steelbank operations located in Canada. The proceeds from the transaction are estimated at $5.5 million (Cdn. $6.4 million). It is anticipated that the Company will use the proceeds to retire mortgages on the property of $4.5 million (Cdn. $5.2 million), complete roof improvements of $215, 500 (Cdn. $250,000) and have available for operational purposes $690,000 (Cdn. $800,000) after fees. The estimated rents payable by the Company are anticipated at $401,375 (Cdn. $465,595) per year in years one thorough five, and $439,240 (Cdn. $509,519) per year in years six through ten. The amounts in Canadian dollars are converted at the exchange rate in effect on March 20, 2006 (1 USD = 1.16 Cdn.). The completion of this transaction is a requirement of the Laurus financing.

     On February 6, 2006, the Company's Board of Directors amended the compensation payable to directors effective on that date. Non-employee Directors will receive on election: (1) an option to purchase 10,000 shares of Tarpon common stock, vested immediately and exercisable for a period of ten years, with an exercise price of 100% of market value at the date of issue, (2) a monthly cash retainer of $1,000, and (3) on May 31 of each year at the current market price, a stock grant of $8,000 of Tarpon common stock for directors in good standing for the current and previous year. In addition on a quarterly basis, committee chairs will receive $500 and the audit committee chair will receive $1,000. Directors will receive $1,000 for attendance in person at board meetings and $250 for each telephonic conference board meeting, or otherwise. Employee Directors in good standing for the current and previous year will receive a stock grant of $8,000 of Tarpon common stock on May 31 of each year at the current market price. For special projects requested by the Board, the board agreed to a special fee to be approved by the Board.

     In February 2006, the Company announced a plan to reduce operating expenses by an estimated $1.25 million annually. The cost to implement the improvement plan in 2006 was approximately $250,000.

16. QUARTERLY INFORMATION (unaudited)

     The following is a summary of Tarpon's quarterly operating results for the year ended December 31, 2005 and 2004:

        Year Ending December 31, 2005
        -----------------------------

                                                                     Quarter
                                                    First        Second      Third       Fourth
                                                    -----        ------      -----       ------
                                                    (in thousands, except per share data)
Net sales...................................        $14,018     $15,086     $15,341     $16,406
Gross profit................................            784         894       1,258       2,014
Net income (loss)...........................        (1,610)     (1,468)     (1,413)     (2,819)
Net income (loss) per common share -basic and
diluted.....................................        $(0.57)     $(0.32)     $(0.30)     $(0.61)


Year Ending  December 31, 2004
                                                                     Quarter
                                                    First        Second      Third       Fourth
                                                   -----        ------      -----       ------
                                                   (in thousands, except per share data)
Net sales...................................        $     --     $11,993     $12,959     $12,670
Gross profit................................              --       1,502       1,453         795
Net income (loss)...........................           (165)       (213)       (591)      (1026)
Net income (loss) per common share -basic and
diluted.....................................        $ (0.14)     $(0.17)     $(0.48)     $(0.83)

     The Company acquired EWCO and Steelbank in the second quarter of 2004. The Company acquired Haines Road in the first quarter of 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders of Eugene Welding Co.


     We have audited the balance sheets of Eugene Welding Co. (a Michigan corporation) as of March 31, 2004 and December 31, 2003, and the statements of operations, shareholders' equity, and cash flows for the three month period ended March 31, 2004, and the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as basis for designating audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the three month period ended March 31, 2004, and the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated, when considered in relation to the basic consolidated financial statements taken as a whole.


/s/ GRANT THORNTON LLP

Southfield, Michigan
April 1, 2005


                               EUGENE WELDING CO.
                                 BALANCE SHEETS
                                                                                 March 31,           December 31,
                                                                              -----------------    --------------------
                                                                                    2004                  2003
                                                                              -----------------    --------------------
                                                            ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $431,739               $269,555
     Accounts receivable (less allowance for doubtful accounts of                    4,868,290              3,847,022
        $222,988 at March 31, 2004, $321,941 at December 31,
        2003, and $38,099 at December 31, 2002) ........................
     Inventories........................................................             4,370,151              5,117,905
     Prepaid expenses ..................................................               142,705                249,038
                                                                                       -------                -------
        Total current assets ...........................................             9,812,885              9,483,520
Property, Plant equipment - Net ........................................               910,989                937,926
OTHER ASSETS:
     Note receivable - other............................................                45,607                 45,607
     Deferred tax asset ................................................                75,800                     --
                                                                              -----------------    -------------------
        Total other assets .............................................               121,407                 45,607
                                                                              -----------------    -------------------
TOTAL ASSETS                                                                       $10,845,281            $10,467,053
                                                                              =================    ===================

                                             LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
     Note payable - bank ...............................................            $4,035,485             $4,065,315
     Accounts payable ..................................................             3,507,750              3,958,350
     Accounts payable - inter-Company ..................................               143,677                     --
     Distributions payable .............................................                    --                 19,616
     Accrued expenses ..................................................               678,079                436,512
     Income taxes payable ..............................................               135,713                     --
     Current maturities on long-term debt ..............................               209,704                240,487
                                                                              -----------------    -------------------
        Total current liabilities ......................................             8,710,408              8,720,280

LONG-TERM DEBT, LESS CURRENT MATURITIES: ...............................               486,179                534,528
COMMITMENTS AND CONTINGENCIES DEFERRED INCOME TAXES:....................                56,100                     --
SHAREHOLDER'S EQUITY:
     Common shares; par value $10 per share; authorized, 5,000                             400                    400
        shares; issued and outstanding, 40 shares at March 31,
        2004, and 40 shares at December 31, 2003, and 2002
     Shareholder note receivable                                                   (2,933,144)            (2,933,144)
     Retained earnings                                                               4,525,338              4,144,989
                                                                              -----------------    -------------------
        Total shareholder's equity                                                   1,592,594              1,212,245
                                                                              -----------------    -------------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .............................           $10,845,281            $10,467,053
                                                                              =================    ===================


     The accompanying notes are an integral part of the financial statements

                               EUGENE WELDING CO.

                            STATEMENTS OF OPERATIONS

                                                         Three Months
                                                            Ended               Year Ended
                                                            March 31,           December 31,
                                                       -----------------    -------------------
                                                             2004                  2003
                                                       -----------------    ------------------
REVENUES:
  Sales................................................     $10,606,365           $26,611,349
  Less discounts allowed...............................          57,584               169,678
                                                       -----------------    ------------------
       Net revenues....................................      10,548,781            26,441,671
COST OF GOODS SOLD:
    Materials..........................................       5,937,979            15,102,702
    Direct labor.......................................         713,215             2,212,416
    Manufacturing overhead.............................       2,485,814             7,647,425
                                                       -----------------    ------------------
    Total cost of goods sold...........................       9,137,008            24,962,543
       Gross profit....................................       1,411,773             1,479,128
OTHER OPERATING EXPENSES:
    Selling, general and administrative expenses.......         814,027             2,398,850
    Depreciation and amortization......................          35,445               147,508
    Loss on disposal of property and equipment.........              --                 4,029
                                                       -----------------    ------------------
       Total operating expenses........................         849,472             2,550,387
                                                       -----------------    ------------------
OPERATING INCOME (LOSS):...............................         562,301           (1,071,259)
OTHER INCOME (EXPENSE):
  Miscellaneous income/(expense).......................        (14,549)                11,298
  Interest expense.....................................        (51,390)             (200,234)
  Interest and dividend income.........................              --                    41
                                                       -----------------    ------------------
       Total other income (expense)....................        (65,939)             (188,895)
INCOME (LOSS) BEFORE
    INCOME TAXES:......................................         496,362           (1,260,154)
PROVISION FOR INCOME TAXES:
    Income tax expense.................................         135,713                    --
    Deferred income taxes..............................        (19,700)                    --
                                                       -----------------    ------------------
       Provision for income taxes......................         116,013                    --
                                                       -----------------    ------------------
NET INCOME (LOSS)......................................        $380,349          ($1,260,154)
                                                       =================    ==================

     The accompanying notes are an integral part of the financial statements

                               EUGENE WELDING CO.
                              SHAREHOLDER'S EQUITY

                                           Number of                                           Shareholder          Total
                                             Common           Common          Retained            Note           Shareholder's
                                             Shares           Shares          Earnings         Receivable          Equity
Balance at January 1, 2003...........          40                  $400        $5,493,673       ($2,933,144)         $2,560,929
Net loss.............................                                         (1,260,154)                           (1,260,154)
Shareholder distributions ...........                                            (88,530)                              (88,530)
                                          -------------     ------------    --------------   ----------------  -----------------
Balance at December 31, 2003 ........          40                  $400        $4,144,989       ($2,933,144)         $1,212,245
Net income ..........................                                             380,349                               380,349
                                          -------------     ------------    --------------   ----------------  -----------------
Balance at March 31, 2004 ...........          40                  $400        $4,525,338       ($2,933,144)         $1,592,594
                                          =============     ============    ==============   ================  =================


     The accompanying notes are an integral part of the financial statements

                               EUGENE WELDING CO.
                             STATEMENT OF CASH FLOWS

                                                                 Three
                                                                 Months
                                                                 Ended          Year ended
                                                                 March 31,      December 31,
                                                              --------------    ---------------
                                                                  2004               2003
                                                              --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ......................................         $380,349     $  (1,260,154)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operations:
Depreciation and amortization ............................           35,445            147,508
Loss on disposals of property and equipment...............               --              4,028
Deferred income taxes ....................................         (19,700)                 --
Changes in assets and liabilities:
Accounts receivable (increase) decrease...................      (1,021,268)          (776,833)
Inventory (increase) decrease ............................          747,753            244,072
Prepaid expenses (increase) decrease .....................          106,332           (26,189)
Note receivable - other (increase) .......................               --           (45,607)
Refundable taxes increase(decrease) ......................               --                 --
Distributions payable (decrease) .........................         (19,616)                 --
  Accounts payable and accrued expenses
     increase (decrease) .................................         (65,354)          1,315,104

Accrued income taxes increase ............................          135,713                 --
                                                              --------------    ---------------
Cash provided by (used in ) operations ...................     $  279,654       $    (398,071)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment .....................          (8,506)          (113,709)
                                                              --------------    ---------------
  Net cash used in investing activities ..................          (8,506)          (113,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under lines of credit.......         (29,830)            539,333
  Proceeds from long-term debt ...........................           13,057            185,893
  Principal payments on long-term debt....................         (92,191)          (352,509)
  Shareholder distributions ..............................               --           (88,530)
                                                              --------------    ---------------
  Cash provided by (used for) financing activities........        (108,964)            284,187
INCREASE (DECREASE) IN CASH AND CASH AND CASH EQUIVALENTS           162,184          (227,593)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD......................................          269,555            497,148
                                                              --------------    ---------------
CASH AND CASH EQUIVALENTS
  END OF PERIOD ..........................................     $    431,739     $     269,555
                                                              ==============    ===============
Supplemental Cash Flow Information
  Non-cash transaction - Note Receivable
     Shareholder..........................................     $         --     $       198,967
                                                              ==============    ===============
Cash paid during the period for interest..................     $     51,390     $       198,967
                                                              ==============    ===============
Non-cash exchange of note for receivable .................
                                                               $         --     $        45,607
                                                              ==============    ===============


    The accompanying notes are an integral part of the financial statements

                               EUGENE WELDING CO.

                          NOTES TO FINANCIAL STATEMENTS

1. Organization

     Eugene Welding Co. (the "Company") is a Michigan corporation formed in 1954. The Company manufactures structural steel tubing and steel storage rack systems at two manufacturing facilities in Michigan, north of Detroit. We currently manufacture structural steel tubing, which is used as a component for products in original equipment manufacturer automotive, boating, industrial equipment, construction, agricultural, steel service center, leisure and recreational vehicle markets, such as trailer hitches, storage racks, boating trailers, boat hoists, fork lifts, scaffolding, farm implement components, recreational vehicles, exercise equipment and barbecues. In addition, we manufacture steel storage rack systems, including selective racks, drive-in/through racks, push back racks, cantilevered racks, archival storage systems and order picking systems used in the home center, retail distribution, public warehouse and commercial and industrial distribution markets.

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

     Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time an account is past due, the Company's previous loss history, the customer's current ability to pay its obligation and the condition of the general economy and the industry as a whole. Accounts receivable are written off when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

Income Taxes

     Through   December  31,  2003,  the  Company,   with  the  consent  of  its
shareholders, had elected under the Internal Revenue Code to be an S corporation. In lieu of corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income taxes is included in these financial statements for twelve month periods ended December 31, 2003, 2002, or 2001. EWCO ceased to be taxed as an S corporation effective January 1, 2004, and since that date has recognized a provision for corporate income taxes.

     Beginning January 1, 2004 when the Company ceased to be taxed as a Subchapter S Corporation, deferred income taxes are provided for timing differences between financial statement income and tax return income under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires deferred income taxes to be computed on the asset and liability method and deferred tax assets are recognized only when realization is certain. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. The principal timing difference arises from non-deductible reserves and use of accelerated tax depreciation for tax purposes.

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

Inventories

     Inventories are valued at the lower of cost or market value, with cost being determined on the average cost method. Major classes of inventory consist of the following:

                                      March 31,          December 31,
                                       2004                 2003
                                  ---------------    -------------------
        Raw materials............    $2,346,152             $2,736,418
        Work in process..........       617,766                523,908
        Finished goods...........     1,303,331              1,714,831
        Supplies.................       102,902                142,748
                                  ---------------    -------------------
        Total....................    $4,370,151             $5,117,905
                                  ===============    ===================


     Property and Equipment

     Property and equipment are stated at cost. The principal categories of property, plant and equipment are as follows:

                                                    March 31,
                                                      2004         December 31,
                                                  (unaudited)         2003
                                                  -----------      ------------
     Machinery and equipment..................   $ 5,888,928       $ 5,827,540
     Leasehold improvements...................       856,348           909,229
     Computer equipment.......................       775,619           775,619
     Transportation equipment.................       588,482           588,481
     Furniture and fixtures...................       115,126           115,126
                                                  -----------      ------------
        Total.................................     8,224,503         8,215,995
     Less accumulated depreciation and
       amortization...........................     7,313,514         7,278,069
                                                  -----------      ------------
           Net property, plant and equipment     $   910,989       $   937,926
                                                 ===========       ===========

     The Company's policy is to compute depreciation and amortization for financial statement purposes using straight-line and accelerated methods over the following estimated useful lives:

             Machinery and equipment....................   5 - 10 years
             Leasehold improvements.....................   life of lease
             Computer equipment.........................   3 - 7 years
             Transportation equipment...................   5 years
             Furniture and fixtures.....................   5 - 7 years

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

3. Shareholder Note Receivable

     Shareholder note receivable consists of a demand note receivable from the Company's shareholder in the amount of $2,933,144, which was recorded as an offset against retained earnings. This note bears interest at 1% over the prevailing bank prime lending rate, payable monthly. The Company fully reserved the interest revenue due on this note for the three month period ended March 31, 2004 and year ended December 31, 2003.

4. Note Receivable - Other

     Note receivable - other at December 31, 2003 consists of a note receivable from a customer, pursuant to the customer's reorganization plan. This note was written off as uncollectible after March 31, 2004

5. Note Payable - Bank

     The Company had a demand revolving credit facility with a bank for $5,000,000, bearing interest at the prevailing prime lending rate plus 1/2% at March 31, 2004 and 0% at December 31, 2003. Borrowings under this facility were secured by all assets of the Company, and were further supported by the individual guarantee of the Company's stockholder. In aggregate, the total obligation of the guarantor was not to exceed $912,846. This facility was cross-liened and cross defaulted with the Company's installment note due to the bank (see Note 6). At December 31, 2003, the Company has borrowings of $4,065,315, respectively against the facility. As of December 31, 2003 there was $964,515 and $934,685, respectively of unused availability for the credit facility. The loan agreements required it to maintain minimum debt service coverage and debt to tangible net worth ratios. They also limited the Company's ability to pay dividends or incur additional debt.

     At December 31, 2003, the Company was in default of certain financial loan covenants. Subsequent to the balance sheet date, the Company and the bank entered into an agreement whereby the bank agreed to forebear, until March 31, 2004, from taking any action to collect upon this note and the Company's installment note (see Note 6), subject to certain conditions. These conditions include increasing the interest rates on these borrowings to 1/2% over the prevailing prime lending rate. Subsequent to the year-end the note was refinanced with the bank.

6.  Long-Term Debt

                                                                              March 31,         December 31,
                                                                            ---------------    ---------------
                                                                                 2004               2003
                                                                            ---------------    ---------------
A financing arrangement with a finance Company,
  payable in monthly installments of $17,165,
  including finance charges of 5.995%,
  through.February 2004...................................................   $      --            $33,489
A capital lease payable in monthly installments of $3,586,
  including financial costs at 7.38% through April 2003...................          --                 --
A capital lease payable in monthly installments of $5,062,
  including finance costs at 6.64%, through April 2003....................          --                 --
A capital lease payable in monthly installments of $3,562,
  including finance costs at 7.38%, through April 2004....................       3,562             14,117
A capital lease payable in monthly installments of $219, including
  finance costs at 14.04%, through August 2006............................       5,352              5,809
A capital lease payable in monthly installments of $199, including
  finance costs at 10.71%, through November 2006..........................       5,510              5,951
An installment note payable to a transportation Company in monthly
  installments of $1,000, bearing no interest, through April 2005.........      13,057                 --
An installment note payable to a bank in monthly installments of
  $15,214, plus interest at 4.5% and 4.25% at March 31, 2004 and December
  31, 2003, respectively, through August 2007. This note is secured by all assets of the Company and was further supported by the individual guarantee of the Company's stockholder until April 2004. In aggregate, the total obligation of the guarantor is not to exceed $912,846. This note is cross liened and cross Defaulted with the Company's revolving
  credit facility (see Note 5)............................................     638,992            684,635
A secured equipment note payable to a bank in monthly installments of
  $668, including interest at 5.24%, through April 2008...................      29,410             31,014
                                                                             ---------            --------
              Total.......................................................    $695,883           $775,015
Less current portion......................................................     209,704            240,487
                                                                              --------           --------
Long-term portion.........................................................    $486,179           $534,528
                                                                              ========           ========

Maturities of long-term debt for the three months ending March 31, 2004 are as follows:

               2005........................................    $     209,704
               2006........................................          193,953
               2007........................................          192,517
               2008........................................           99,044
               2009........................................              665
                                                               -------------
                                                               $     695,883
                                                               =============

7. Income Taxes

     EWCO was an S corporation until December 31, 2003. As such did not record a provision for current or deferred income taxes. As a result of its change to a C corporation, it is now subject to income taxes on its taxable income, had no deferred tax assets, liabilities or operating loss carry-forwards before January 01, 2004.

Income tax expense includes the following:

                                                         March 31, 2004
                                                         --------------
        Current federal income tax expense               $    135,713
        Deferred federal income tax expense                  (19,700)
                                                         ------------
        Total income tax expense                         $    116,013
                                                         ============


Deferred tax asset and (liabilities) consist of the following:

     Deferred tax assets (liabilities) consist of the following:

                                                         March 31, 2004
                                                         --------------
        Property and equipment......................    $     (56,100)
        Accounts receivable and other...............            75,800
                                                         --------------
        Net deferred tax assets.....................            19,700
        Valuation allowance.........................                --
                                                        --------------
        Net deferred tax asset......................    $       19,700
                                                        ==============


A reconciliation of actual federal income tax expense to the expected amounts computed by applying the statutory tax rate percent to earnings before income taxes is as follows:

                                                             Three Months Ended
                                                                March 31, 2004
                                                                --------------

        Net income (loss) before income taxes.............      $  496,362
        Federal statutory rate............................             34%
                                                               ------------
        Tax computed at federal statutory rate............         168,763
        Increase or decrease in taxes from:
        Effect of conversion to C corporation status......        (52,750)
                                                               ------------
        Reported income taxes.............................     $   116,013
                                                                ===========


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

        Year Ended December 31,
              2004........................................    $     223,343
              2005........................................          293,191
              2006........................................          234,659
              2007........................................           16,548
              2008........................................           11,658
              2009........................................            5,829
                                                              -------------
                                                              $     785,228
                                                              =============

9. Employee Benefit Plans

     The Company has three separate 401(k) plans. Two of these plans cover union employees who have attained 18 years of age with three months of service and 500 hours. The participants can contribute up to 15% of their compensation. The Company matches the employee contributions based on the collective bargaining agreement, not to exceed 5 percent of compensation. The employer contributions for these two plans for the three months ended March 31, 2004 and the years ended December 31, 2003, 2002, and 2001, were $16,270, $69,846, $67,995 and
$76,721, respectively.

     The third 401(k) plan is for employees who are not covered by a collective bargaining agreement, who have attained 18 years of age, and who have 1,000 hours and six months of service. The participants can contribute up to 15% of their salary and are eligible for an employer discretionary contribution. The Company matches the employee contributions 50% up to 5% of employees' wages. The employer matching contributions for the three months ended March 31, 2004, and the year ended December 31, 2003, 2002, and 2001, were $5,703, $26,912, and
$31,102 respectively.

10. Product Sales

     Products sold to external customers were as follows for the three months ended March 31, 2004, and the years ended December 31, 2003, 2002, and 2001.

                                          Three Months
                                        Ended Year Ended
                                           March 31,          December 31,
                                       --------------------------------------
                                              2004               2003
                                       --------------------------------------
 Manufactured by us:
      Structural Steel Tubing..........         $4,916,144      $ 12,418,466
      Mechanical Steel Tubing..........            304,877           628,043
      Steel Storage Rack Systems.......          5,318,567        13,372,884
                                                 ---------        ----------
          Total........................        $10,539,588       $26,419,393
                                               ===========       ===========

 Manufactured by others:
      Mechanical Steel Tubing..........          $   9,193         $  22,278
                                                 =========         =========


11. Subsequent Events

     In November 2003, the Company's sole shareholder signed a Stock Purchase Agreement to sell all of the issued and outstanding stock of the Company. In April 2004, Tarpon Industries, Inc. and the Company acquired 100% of the Company's outstanding common shares pursuant to the agreement described above.

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

     In August 2004, the Company refinanced its credit facility with Standard Federal Bank, N.A., including a revolving credit facility for up to $7,000,000, which was increased to $9,000,000 in December 2004, subject to a borrowing base based on eligible inventory and receivables , originally maturing August 31, 2007, a $1,394,000 term loan. The term loan is payable in equal monthly installments of principal based on a five year amortization ending August 1, 2009, but matures August 31, 2007 if the revolving credit facility is not renewed. The loans are secured by all of EWCO's personal property and are guaranteed by Tarpon. The principal amount outstanding bears interest, payable monthly, at the bank's prime rate, plus, until completion of our initial public offering, 0.375% (at a total of 5.63% as of December 31, 2004). The loan agreement requires EWCO to maintain a minimum debt service coverage ratio and minimum tangible net worth. It also generally prohibits dividends and limits EWCO's ability to make capital expenditures. EWCO paid a 1% closing fee and must pay a 0.25% unused line of credit fee. EWCO is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity. As of December 31, 2004, $6,711,387 was outstanding under the revolving credit facility, approximately $1,348,000 was outstanding under the term loan, and approximately $1,375,000 was available for borrowing under the revolving credit facility.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on their evaluation and review, our principal executive and principal financial officers have concluded that these controls and procedures, as designed and implemented, are not operating effectively. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we hired additional staff, which will help improve our internal controls over financial reporting.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Until April 2004, we consisted only of a holding company with no operations. In April and May 2004, we acquired EWCO and Steelbank. These companies were established private companies with accounting procedures not suitable for public company reporting. In July 2004, we agreed to purchase Haines Road, and in February 2005 we completed our acquisition of Haines Road except for real estate. This was one operation of a larger private company, again with accounting procedures which were not suitable for public company reporting.

     Our Independent Registered Public Accounting Firm has identified a variety of material weaknesses in our internal controls over financial reporting. These material weaknesses stem in significant part from the acquisition policy which we are following in which private, unrelated companies are being combined. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses are as follows:

A. A lack of formalized accounting policies and procedures, including written procedures for monthly, quarterly and annual closing of financial books and records.
B. A lack of common systems or a common chart of accounts an use of spreadsheets to perform consolidations, which resulted in errors.
C. Insufficient resources or knowledge to adequately complete the process of documenting, testing, and evaluating our internal controls over financial reporting as required by the Sarbanes-Oxley Act.
D. Insufficient process to ensure financial statements adequately disclose information required by Generally Accepted Accounting Principles (GAAP).
E. Account reconciliations and supporting documentation not prepared on a timely basis.
F. Duties and control activities within the finance function have not been appropriately segregated.
G. The Company does not have a formal process to ensure that appropriate system access is granted.
H. A lack of adequate process to identify and ensure that non-standard journal entries are subject to an appropriate level of review.
I. The Company's invoicing system relies on certain manual controls which may not be sufficient to minimize the risk of incorrect revenue recognition.
J. The Company is required to comply with the provisions of Sections 302, 906 and 404 of the Sarbanes-Oxley Act. Section 404 requires the Company to document, test, and evaluate its internal controls over financial reporting and have its independent auditor conduct an evaluation of and report on management's evaluation process in the near future. In addition, we will also be required to audit and report on the effectiveness of internal controls. All material weaknesses identified in this process are required to be disclosed in the Company's reporting with the Securities and Exchange Commission (SEC). Our experience with is documentation, testing and audit process has identified that significant resources are required to complete this exercise and considerable costs are incurred. We do no believe that the Company currently has the resources or knowledge to adequately complete this process which could result in a failure to file the appropriate reports with the SEC.


     As a public Company, we have significant requirements for enhanced financial reporting and internal controls. We are taking steps to unify the financial reporting of all of our component companies, to increase our accounting and information technology staff and to put in place internal controls concerning accounting entries and adjustments, with full documentation, which are responsive to issues raised by our independent auditors, and, as of this time, we have made progress on these points. We have hired additional staff and are in the initial planning phase of upgrading our information technology systems. We expect these steps to be completed by December 31, 2006, but it is possible that they might not be completed by then.

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

ITEM 9B. OTHER INFORMATION

     On January 12, 2005, we entered into an employment agreement with J. Peter Farquhar effective as of August 20, 2004, pursuant to which he is employed as our Chairman of the Board, Chief Executive Officer and Secretary or in such other position as the board of directors determines, for a period ending January 12, 2007 or his earlier death, disability or termination for cause. In April of 2005, Mr. Farquhar agreed to devote all of his business time to the Company, and as a result, in April 2005, we amended and restated Mr. Farquhar's employment agreement to appropriately compensate him for his increased commitment to the Company. Under the amended and restated employment agreement, Mr. Farquhar continues to be entitled to all of the rights under his original employment agreement, except that (1) the agreement was amended provided that upon expiration, it would renew on the same terms and conditions unless either party provides the other party with 180 days' written notice of termination, (2) Mr. Farquhar's annual salary was increased to $250,000, effective as of the date of such amended and restated employment agreement, (3) Mr. Farquhar may receive a discretionary bonus of up to 50% of his salary, as determined by the Compensation Committee, (4) Mr. Farquhar is entitled to certain additional fringe benefits under the amended and restated agreement, including a $750 a month allowance for automobile expenses and four weeks of paid vacation, (5) Mr. Farquhar has the right to terminate the employment agreement for good reason, in which case he would be entitled to severance payments equal to his aggregate salary and benefits for one year, and (6) in the event that that the Company or its subsidiaries consummate a transaction in which they acquire 100% of the outstanding common stock or substantially all of the assets of a Company, the Company is required to pay Mr. Farquhar's membership initiation fee, annual dues and monthly membership fees at country club, subject to certain limitations. In addition, Mr. Farquhar's covenant not to compete was amended to provided that he would not engage in activity that is reasonably likely to compete with the Company or its subsidiaries and he agreed not to be employed by, consult with, or have any interest in, any entity which conducts a business in which the Company or its subsidiaries are engaged during the term of his employment agreement.

     In April 2004, we entered into a Management Consulting Agreement with Bainbridge Advisors, Inc., an advisory firm primarily owned by Gary D. Lewis, our former Chairman of the Board, President and Chief Executive Officer. Mr. Lewis founded the Company, then known as Wall St. Acquisitions, Inc., and served as its Chairman of the Board and Chief Executive Officer and as one of its directors from its inception in January 2002 until the closing of our initial acquisition, EWCO, in April 2004 and served as its President from January 2003 until April 2004. He has been primarily responsible for implementing our business strategy, including identifying the EWCO, Haines Road and Steelbank acquisitions. Pursuant to the agreement, Bainbridge, primarily through Gary D. Lewis, provides consulting services for us concerning the integration of the EWCO, Haines Road and Steelbank acquisitions, the further development and implementation of our business and financing plans and strategy, our expansion and acquisition plans and other areas, all to the extent we and Bainbridge mutually agree. In exchange for Bainbridge's consulting services, we agreed to pay Bainbridge (1) $15,000 a month, (2) all reasonable expenses incurred by Bainbridge in connection with the agreement, including (a) fees and expenses of legal counsel retained at our direction, (b) legal fees up to $7,500 in connection with preparing the agreement, (c) out-of-pocket costs incurred in performing the agreement, and (d) up to $5,000 a year for professional liability errors and omissions insurance relating to Bainbridge's services, (3) 4% of the total consideration paid in an acquisition approved by our board, with a minimum of $200,000 and a maximum of $300,000 for each transaction, and (4) a stock option to Bainbridge or its designees to purchase 110,000 common shares at an exercise price equal to 110% of our initial public offering price.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of the Company's directors and executive officers and the positions they hold with the Company:

Name                             Age       Position
----                             ---       --------
J. Peter Farquhar                50        Chief Executive Officer,
                                           Chairman of the Board
                                           (Class I), Secretary
Dr. Robert Pry                   82        Director (Class II)
Michael A. Ard                   48        Director (Class III)
Tracy L. Shellabarger            49        Director (Class III)
Patrick J. Hook                  39        President, Chief Operating Officer
John A. Mayfield                 50        Chief Financial Officer



     J. Peter Farquhar. Mr. Farquhar has served as our Class I director since December 2003, our Secretary since March 2004, our non-officer Chairman of the Board since April 2004 and our Chief Executive Officer since August 2004. Mr. Farquhar has served as a director of EWCO since April 2004 and of Steelbank since May 2004 and as Chief Executive Officer of EWCO and Steelbank since August 2004. He also served as our, EWCO's and Steelbank's President from August 2004 to February 2005. Mr. Farquhar also served as our Treasurer from April 2004 to August 2004. Since April 2002, he also served as Project Manager for FCL Builders, Inc., a design-build general contractor, managing commercial construction projects in the Chicago area. From June 2001 to March 2002, he served as a self-employed consultant, performing work for several companies in the primary steel and steel tubing industries. From November 2000 to May 2001, he served as Chief Operating Officer and from July 2000 to November 2000, as Vice President -- Integration, for Concord Steel, a fabricated steel counterweight manufacturer and a retailer of certified chemistry steel plate. From January 1998 to June 2000, he served as Director of Business Development, and from March 1995 to January 1998, he served as Vice President of Operations, of Welded Tube of America, a manufacturer of structural steel tubing. Before that, he served in various senior management and operating capacities with Katayama American Company, a roll formed and stamped steel automotive supplier, and ITT Automotive Inc., a tubular and stamped steel automotive supplier. Mr. Farquhar received a BA Sc degree in Mechanical Engineering from the University of Waterloo and an MBA from the University of Michigan.

     Dr. Robert Pry. Dr. Pry has served as our Class II director since December 2003. He has also served as a director of EWCO since April 2004. He has been retired for at least the past five years. He served as an Adjunct Professor at Massachusetts Institute of Technology in its Sloan School of Management and in its Department of Metallurgy in 1986. Dr. Pry is the retired Vice Chairman, Technology of Gould Inc., an international manufacturer of electrical and electronic products, where he served from 1977 to 1983. Previously Dr. Pry served for 25 years with General Electric Corporation, a diversified manufacturer and marketer of a wide range of consumer and commercial electronics and defense products, where he managed both General Electric's Central Materials Research and Development and Central Electrical, Electronics and Software Research and Development. He also served as Chairman of Somanetics Corporation's Scientific Advisory Board from 1984 to 1987. Dr. Pry received a BS degree in Physics from Texas A&I, an MS degree in Physics from Rice University, and a PhD degree in Physics from Rice University.

     Michael A. Ard. Mr. Ard has served as our Class III director and as EWCO's director since October 2004. He has served as Director of Sales and Marketing, Storage Condo Division, of Aardex Corporation, a commercial real estate developer, since March 2003. He served as Western Area Sales Manager of LiDCO Limited, a start-up medical device manufacturer and distributor, from August 2001 to August 2002. He served as Director of Global Marketing, from June 1998 to July 2001, and as U.S. Area Manager, from February 1996 to June 1998, of Deltex Medical Group, a start-up cardiac monitor manufacturer and distributor. Mr. Ard received a B.S. degree in broadcast communications from the University of Florida.

     Tracy L. Shellabarger. Mr. Shellabarger joined our Board of Directors as a Class III director in January 2006. From 1994 to 2004, Mr. Shellabarger served as Chief Financial Officer for Steel Dynamics, Inc., a publicly traded steel manufacturer. During his tenure at Steel Dynamics, Mr. Shellabarger led its finance, accounting, tax, insurance, and legal efforts, spearheading the initial public offering and driving sales to more than $2 billion. Prior to his role with Steel Dynamics, from 1987 to 2004, Mr. Shellabarger served as Controller of a division of Nucor Corporation, a Fortune 400 steel manufacturer, for almost seven years. He also spent more than seven years with former "Big 8" accounting firm Touche Ross & Company as a tax manager. Mr. Shellabarger earned a Bachelor of Science Degree in Accounting from the University of North Carolina, Chapel Hill, and is a certified public accountant (CPA) and member of the AICPA.

     Patrick J. Hook. Mr. Hook has served as our President and Chief Operating Officer since February 2005. Mr. Hook served as Operations Manager for Copperweld, Inc., Chicago Division, a steel tubing manufacturer, from September 2001 to February 2005. In this capacity, Mr. Hook was responsible for all operating activities for the Chicago and Bedford Park divisions of Copperweld. From March 2001 to September 2001, Mr. Hook served as Plant Manager of Copperweld's Birmingham Division. From November 1999 to March 2001, Mr. Hook reported directly to the Copperweld U. S. Structural Division Vice President. In this capacity, Mr. Hook was responsible for integrating the operations of four U.S. Structural Steel Tubing Divisions that were acquired through acquisition. From August 1997 through October 1999, Mr. Hook was the Plant Manager of LTV Corporation - Youngstown Division, a steel manufacturer. Mr. Hook's previous experience includes several positions of increasing responsibilities in the engineering and operating arenas while employed with LTV Steel at the Indiana Harbor Works Division. Mr. Hook received a B.S. in mechanical engineering from Michigan Technological University and is a graduate of the University of Michigan Executive Manufacturing Program. Mr. Hook is a member of the Tube and Pipe Association, International and of the Tube and Pipe Producing Technology Council. Mr. Hook is a party to an employment agreement with us that requires us to elect him to the offices he has agreed to hold with us.

     John A. Mayfield. Mr. Mayfield became our Chief Financial Officer in December 2005. Before joining Tarpon, in 2005, Mr. Mayfield held the position of Vice President of Finance of Industrial Products Division, a division of Precision Castparts Corporation, a publicly traded Company and diversified manufacturer of highly-complex components for aerospace, automotive, and specialty industry segments. In 2004, Mr. Mayfield served as the Vice President and Controller of Operations for Illinois Tool Works, a publicly traded manufacturer and distributor of highly engineered products and industrial systems. From 1987 to 2003, he served in various senior financial capacities at Illinois Tool Works. Mr. Mayfield is a certified public accountant (CPA), and received an MBA degree from the Kellogg Graduate School of Management at Northwestern University, and a BSBA degree in Accounting from the University of Missouri. Mr. Mayfield is resigning upon the filing of this Report on Form 10-K.

Meetings and Committees of the Board of Directors

     During the year ended December 31, 2005, our Board of Directors held 10 meetings. Our board of directors has determined that Mr. Ard, Dr. Pry and Mr. Shellabarger, who was elected a director on February 6, 2006, are independent as independence is defined in the American Stock Exchange's listing standards.

Audit Committee

     Our Board of Directors has established a separately-designated, standing Audit Committee that consists of three directors and is established for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. Mr. Ard, Dr. Pry and Mr. Shellabarger are the current members of this committee.

     The Audit Committee is scheduled to meet at least quarterly and:

o is directly responsible for the appointment, compensation, retention and oversight of the work of our independent public accounting firm,

o approves the engagement of our independent public accounting firm to render audit or non-audit services before the services begin; this pre-approval authority may be delegated to one or more members of the Audit Committee,

o takes, or recommends that the full Board takes, appropriate action to oversee the independence of our independent public accounting firm,

o reviews audit and other reports from our independent public accounting firm and provides it with access to report on any and all appropriate matters,

o reviews and discusses the audited financial statements and the matters required to be discussed by SAS 61 with management and the independent accountants,

o recommends to the Board whether the audited financial statements should be included in our Annual Report on Form 10-K,

o reviews with management and the independent accountants the quarterly financial information before we file our Form 10-Qs,

o discusses with management and the independent accountants the quality and adequacy of our internal controls,

o establishes procedures for (1) the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters, and (2) confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters,

o reviews related party transactions required to be disclosed in our proxy statement for potential conflict of interest situations and approves all such transactions, and

o discusses with management the status of pending litigation as it pertains to the financial statements and disclosure and other areas of oversight as the committee deems appropriate.

During the year ended December 31, 2005, our Audit Committee held 4 meetings.

Audit Committee Financial Expert

     Our Board of Directors has determined that Tracy L. Shellabarger, who serves on our Audit Committee is a financial expert and meets the criteria for independence, as described in the Securities and Exchange Act of 1934, as amended.

Compensation Committee

     Our Board of Directors has a standing Compensation Committee which consists of three directors. Mr. Ard, Dr. Pry and Mr. Shellabarger are the current members of this committee. Each of Dr. Pry, Mr. Ard and Mr. Shellabarger are "independent" as such term is defined in the American Stock Exchange's listing standards, as those standards have been modified or supplemented. The Compensation Committee makes recommendations to the Board of Directors with respect to compensation arrangements and plans for our senior management, officers and directors, and administers our 2005 Stock Option Plan. During the year ended December 31, 2005, the Compensation Committee held no meetings.

Nominating Committee

     Our Board of Directors has a standing Nominating Committee which consists of three directors. Mr. Ard, Dr. Pry and Mr. Shellabarger are the current members of this committee. The Nominating Committee identifies individuals to become Board members and selects, or recommends for the Board's selection, director nominees to be presented for shareholder approval at the annual meeting of shareholders or to fill any vacancies. During the year ended December 31, 2005, the Nominating Committee held no meetings.

     The Nominating Committee's policy is to consider any director candidates recommended by shareholders. Such recommendations must be made pursuant to timely notice in writing to our Secretary, at Tarpon Industries, Inc., 2420 Wills Street, Marysville, Michigan 48040. To be timely, the notice must be received at our offices at least 120 days before the anniversary of the mailing of our proxy statement relating to the previous Annual Meeting of Shareholders. The notice must set forth (1) with respect to the director candidate, among other things, information about the candidate's name, age, principal occupation or employment, shares owned, independence, other boards on which the candidate serves, transactions, relationships, arrangements and understandings between the candidate and us and between the candidate and the shareholder giving the notice, and any other information relating to the candidate that we would be required to disclose in our proxy statement, and (2) with respect to the shareholder giving the notice, among other things, information about the shareholder's name, address, shares owned and the period they have been held.

     The Nominating Committee has not established specific, minimum qualifications for recommended nominees or specific qualities or skills for one or more of our directors to possess. The Nominating Committee uses a subjective process for identifying and evaluating nominees for director, based on the information available to, and the subjective judgment of, the members of the Nominating Committee and our then current needs, although the committee does not believe there would be any difference in the manner in which it evaluates nominees based on whether the nominee is recommended by a shareholder. Historically, our directors have been existing directors, associates of our founder or an owner of a business we acquired.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) reports they file. Our officers and directors and persons who own more than ten percent of a registered class of our equity securities were not subject to these filing requirements until the February 14, 2005 effective date of our initial public offering. Based solely on review of the copies of such reports furnished to us during or with respect to fiscal 2005 through December 31, 2005, or written representations that no Forms 5 were required, we believe that during 2005 from February 14, 2005 through December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with.

Code of Business Conduct and Ethics

     We adopted a Code of Business Conduct and Ethics in October 2004 that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics contains written standards that we believe are reasonably designed to deter wrongdoing and to promote (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commissions and in other public communications we make, (3) compliance with applicable governmental laws, rules and regulations, (4) the prompt internal reporting of violations of the code to an appropriate person or persons named in the code, and (5) accountability for adherence to the code made to our Secretary at Tarpon Industries, Inc., 2420 Wills Street, Marysville, Michigan 48040.


ITEM 11. EXECUTIVE COMPENSATION


Summary Compensation Table

     The following table sets forth information for each of the fiscal years ended December 31, 2005, 2004 and 2003 concerning compensation of (1) all individuals serving as our Chief Executive Officer and (2) our most highly-compensated other executive officers whose total annual salary and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE


                                                                                  Long-Term
                                                                                  Compensation
                                                                                  Awards
                                              Annual Compensation
                                                                                  Securities
Name and Principal Position                                                       Underlying          All other
                                    Year      Salary ($)          Bonus ($)       Options             Compensation ($)
                                    ----      ----------          ---------       -----------         ----------------
J. Peter Farquhar, Chairman of      2005      224,122             -               181,800             5,457 (3)
the Board, Chief Executive
Officer and Secretary (until        2004      21,333              0               0                   22,000 (3)
February 2005) President (1)

Patrick J. Hook, President          2005      186,798             30,331          121,200             404

James T. House, Former CFO
                                    2005      157,370             25,000          121,200             153,179
                                    2004      58,301              -               -                   -

Gary D. Lewis, former Chairman of                                 0               0
  the Board, President and Chief
  Executive Officer (until April    2004      82,306              0               0                   563,900 (5)
  2004)(2)
                                    2003      350,000                                                 0

Charles A. Vanella, former          2004      119,922             0               0                   227,692 (6)
  President and Chief Executive
  Officer  (April to August         2003      125,000             0               0                   3,185
  2004); President and Chief
  Executive Officer of EWC0


(1) Mr. Farquhar became our Chief Executive Officer in August 2004. The Compensation shown in the table for fiscal 2004 represents compensation paid to him in all capacities in 2004. See "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" for a description of our employment agreement with Mr. Farquhar.

(2) Mr. Lewis resigned as our Chairman of the Board, President, Treasurer, Chief Executive Officer and as one of our directors in April 2004 effective upon the acquisition of EWCO and we entered into a Management Consulting Agreement with Bainbridge Advisors, Inc. at the same time. Mr. Lewis is the President, Chief Executive Officer and majority owner of Bainbridge, which we currently retain for acquisition and other consulting services. See "Compensation Committee Interlocks and Insider Participation" for a description of our Management Consulting Agreement with Bainbridge. We also paid Mr. Lewis $350,000 for his services to us in 2002 and $45,390 for his services to us in 2001 and reimbursed him for automobile lease payments and excess mileage charges in the amount of $11,140 in 2004, $9,552 in 2003 and $8,987 in 2002.

(3) Amounts for 2004 for Mr. Farquhar, represent $12,000 in director fees paid him prior to his employment as CEO and we issued 2,000 of our common shares to Mr. Farquhar in February 2005 in payment for $10,000 of consulting services he rendered to us in 2004 before he became our Chief Executive Officer.

     Amounts for 2005 for Mr. Farquhar represent $3,000 for director fees paid to him prior to his employment as CEO and $2,457 for 401(K) plan Company matched amounts.

(4) Mr. House resigned as CFO in December 2005. The amount of $150,650 represents severance and consulting compensation as part of his termination agreement. The remaining amount of $2,529 represents 401(K) matched amounts from the Company.

(5) Amounts for 2004 for Mr. Lewis include an aggregate of $563,900 payable to Mr. Lewis under the Management Consulting Agreement with Bainbridge Advisors, Inc., including retainers, success fees in connection with our acquisitions of EWCO and Steelbank (which are payable in installments), and reimbursement of legal fees, insurance costs and other fees and expenses, but not including the stock option granted to designees of Bainbridge.

(6) Amounts for 2004 for Mr. Vanella, include an aggregate of $225,427 payable under a Termination Agreement with Mr. Vanella, and $2,265 in matching contributions paid by us into our 401(k) plan.

Option Grants Table

     No individual stock options were granted during 2004 or earlier. The following table sets forth information concerning individual grants of stock options that we made during 2005 to each of our executive officers named in the Summary Compensation Table above:


                                                         Option Grants at March 1, 2006

                                 Individual Grants
--------------------------------------------------------------------------------------
                                                                                                 Potential
                                                % of                                         Realizable Value at
                                                Total                                          Assumed Annual
                               Number of       Options                                      Rates of Stock Price
                              Securities     Granted to                                         Appreciation
                              Underlying      Employees      Exercise                          for Option Term
                                Options       in Fiscal        Price        Expiration  ---------------------------
        Name                  Granted (#)       Year          ($/Sh)           Date        5% ($)        10% ($)
        ----                  -----------   -----------     -----------    -----------  -----------  --------------

J. Peter Farquhar..........    60,000  (1)      19.9%          $5.50        2/17/15        158,668       448,123
Gary D. Lewis..............   110,000  (1)      36.4%          $5.50        2/17/15        290,892       821,558
Patrick J. Hook............    40,000  (1)      13.3%          $5.50        2/17/15        105,779       298,748
John A. Mayfield...........    40,000  (2)      13.3%          $5.50        12/12/15       105,779       298,748

------------------
(1) The options listed in the table were granted to Mr. Farquhar, Mr. Hook and Mr. Lewis (including options to purchase 30,000 common shares granted to his son) effective at the February 17, 2005 closing of our initial public offering, under our 2004 Stock Option Plan, exercisable at 110% of the initial public offering price of our common shares. The option to purchase 50,000 common shares granted to Mr. Farquhar and 40,000 common shares granted to Mr. Hook are exercisable in one-third cumulative annual increments beginning February 17, 2005 and they will also become 100% exercisable immediately 10 days before or upon specified changes in control of the Company. The option to purchase 10,000 common shares granted to Mr. Farquhar and the option granted to Mr. Lewis and his son became exercisable on the date of grant.

(2) The options listed in the table were granted to Mr. Mayfield effective at the December 12, 2005 under our 2004 Stock Option Plan, exercisable at 110% of the initial public offering price of our common shares. These options granted to Mr. Mayfield are exercisable in one-third cumulative annual increments beginning December 12, 2005 and they will also become 100% exercisable immediately 10 days before or upon specified changes in control of the Company. Mr. Mayfield is resigning upon the filing of this Report on Form 10-K.


Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
Arrangements

     J. Peter Farquhar. On January 12, 2005, we entered into an employment agreement with J. Peter Farquhar effective as of August 20, 2004, pursuant to which he is employed as our Chairman of the Board, Chief Executive Officer and Secretary or in such other position as the board of directors determines, for a period ending January 12, 2007 or his earlier death, disability or termination for cause. Mr. Farquhar's annual salary was $100,000, but the portion due for the period from August 20, 2004 to January 12, 2005 was deferred until after the February 17, 2005 closing of our initial public offering. Pursuant to this agreement, effective at the February 17, 2005 closing date of our initial public offering, we granted Mr. Farquhar an option to purchase 50,000 common shares exercisable at $5.50 a share, 110% of our initial public offering price. Mr. Farquhar is entitled to various fringe benefits under the agreement, including $5,000,000 of directors and officers liability insurance. He is also entitled to an amount equal to his one-year aggregate compensation and medical and dental benefits if his employment under the agreement is terminated without cause. If his employment is terminated within six months after a change in control, he is entitled to two times annual aggregate compensation and medical and dental benefits for 24 months. In April of 2005, Mr. Farquhar agreed to devote all of his business time to the Company, and as a result, in April 2005, we amended and restated Mr. Farquhar's employment agreement to appropriately compensate him for his increased commitment to the Company. Under the amended and restated employment agreement, Mr. Farquhar continues to be entitled to all of the rights under his original employment agreement, except that (1) the agreement was amended provided that upon expiration, it would renew on the same terms and conditions unless either party provides the other party with 180 days' written notice of termination, (2) Mr. Farquhar's annual salary was increased to $250,000, effective as of the date of such amended and restated employment agreement, (3) Mr. Farquhar may receive a discretionary bonus of up to 50% of his salary, as determined by the Compensation Committee, (4) Mr. Farquhar is entitled to certain additional fringe benefits under the amended and restated agreement, including a $750 a month allowance for automobile expenses and four weeks of paid vacation, (5) Mr. Farquhar has the right to terminate the employment agreement for good reason, in which case he would be entitled to severance payments equal to his aggregate salary and benefits for one year, and
(6) in the event that that the Company or its subsidiaries consummate a transaction in which they acquire 100% of the outstanding common stock or substantially all of the assets of a Company, the Company is required to pay Mr. Farquhar's membership initiation fee, annual dues and monthly membership fees at country club, subject to certain limitations. In addition, Mr. Farquhar's covenant not to compete was amended to provided that he would not engage in activity that is reasonably likely to compete with the Company or its subsidiaries and he agreed not to be employed by, consult with, or have any interest in, any entity which conducts a business in which the Company or its subsidiaries are engaged during the term of his employment agreement.

     Patrick J. Hook. In February 2005, we entered into an employment agreement with Patrick J. Hook, pursuant to which he is employed as our President and Chief Operating Officer beginning February 2005, or in such other position as the board of directors determines, for a period ending February, 2008, which term will automatically renew for one additional year unless either party gives the other at least 180 days notice of termination. Mr. Hook's annual salary is currently $210,000, which may be increased by the board of directors. We also paid him a bonus of $30,331, equal to the lost bonus for 2004 from his former employer. Pursuant to this agreement, effective at the February 17, 2005 closing date of our initial public offering, we granted Mr. Hook an option to purchase 40,000 common shares exercisable at $5.50 a share, 110% of our initial public offering price. Mr. Hook is also entitled to participate in any bonus plan established by the Compensation Committee of the board of directors. Mr. Hook is entitled to various fringe benefits under the agreement, including a $750 a month car allowance, a cell phone, four weeks of vacation, reimbursement for books and tuition for an M.B.A. program and one year of salary and benefits if his employment under the agreement is terminated without cause. Mr. Hook has agreed not to compete with us during specified periods following the termination of his employment.

     John A. Mayfield. In November 2005, we entered into an employment agreement with John A. Mayfield, pursuant to which he is employed as our Chief Financial Officer beginning December 2005, or in such other position as the board of directors determines, for a period ending December, 2008, which term will automatically renew for one additional year unless either party gives the other at least 180 days notice of termination. Mr. Mayfield's annual salary is currently $175,000, which may be increased by the Board of Directors and an annual bonus of up to 50% of the annual base compensation. Pursuant to this agreement, we granted Mr. Mayfield an option to purchase 40,000 common shares exercisable at $5.50 a share, 110% of our initial public offering price. Mr. Mayfield is also entitled to participate in any bonus plan established by the Compensation Committee of the Board of Directors. Mr. Mayfield is entitled to various fringe benefits under the agreement, including a $500 a month car allowance, a cell phone, four weeks of vacation, and one year of salary and benefits if his employment under the agreement is terminated without cause. Mr. Mayfield has agreed not to compete with us during specified periods following the termination of his employment. Mr. Mayfield is resigning upon the filing of this Report on Form 10-K.

     James T. House. On July 8, 2004, we entered into an employment agreement with James T. House, pursuant to which he is employed as our Chief Financial Officer beginning August 2004, or in such other position as the board of directors determines, for a period ending July 8, 2007. Mr. House's annual salary is currently $160,000, which may be increased by the board of directors. If we have two consecutive quarters after the February 17, 2005 closing of our initial public offering in which our net income before extraordinary items is greater than $10,000, we have agreed to increase his salary to $190,000. Pursuant to this agreement, effective at the February 17, 2005 closing date of our initial public offering, we granted Mr. House an option to purchase 40,000 common shares exercisable at $5.50 a share, 110% of our initial public offering price. Pursuant to the agreement, we also paid Mr. House a $25,000 signing bonus on the February 17, 2005 closing date of our initial public offering and agreed that he is entitled to participate in any bonus plan established by the Compensation Committee of the board of directors. Mr. House is entitled to various fringe benefits under the agreement, including a $500 a month car allowance and one year of salary if his employment under the agreement is terminated without cause. Mr. House has agreed not to compete with us during specified periods following the termination of his employment. This agreement was terminated on December 30, 2005 and Mr. House became a consultant until April 15, 2006 at a fee of $13,333 per month.

     Charles A. Vanella. In April 2004 and in connection with our acquisition of EWCO, we entered into an employment agreement with Charles A. Vanella, pursuant to which he was employed as our President and Chief Executive Officer. In August 2004, we entered into a Termination Agreement with Mr. Vanella, pursuant to which he resigned from all of his positions with us, agreed to render consulting services to us for one year, agreed to a release of claims, agreed to keep our information confidential and agreed not to compete with us for a period of two years following the termination of his consultation. Mr. Vanella's compensation under the agreement includes (1) payment of $100,000 a year for two years, (2) payment for his current health insurance coverage for 18 months, (3) payment of his country club dues for 2004 and 2005, up to $5,000 a year, and (4) continued use of his truck and payment of premiums for insurance on his truck. In December of 2004, as part of an extension of the promissory note made by EWCO in favor of Mr. Vanella, we agreed to pay up to approximately $9,000 of legal fees incurred by Mr. Vanella in connection with his separation from the Company and agreed to pay the approximately $24,500 balance owing on a truck and transfer title to the truck to him in approximately two years.


Compensation Committee Interlocks and Insider Participation


     During fiscal 2005 J. Peter Farquhar served as one of the members of our Compensation Committee. He was replaced on the Committee by Tracy Shellabarger in February 2006. Mr. Farquhar did not participate in any Committee decisions regarding his own compensation.

     None of our directors had any other relationship with us requiring disclosure by us pursuant to Securities and Exchange Commission rules regarding disclosure of related-party transactions.

     In April 2004, we entered into a Management Consulting Agreement (subsequently amended on April 15, 2005 and December 8, 2005) with Bainbridge Advisors, Inc., an advisory firm primarily owned by Gary D. Lewis, our former Chairman of the Board, President and Chief Executive Officer. Mr. Lewis is the President, Chief Executive Officer and majority owner of Bainbridge. Mr. Lewis founded Tarpon, then known as Wall St. Acquisitions, Inc., and served as its Chairman of the Board and Chief Executive Officer and as one of its directors from its inception in January 2002 until the closing of our initial acquisition, EWCO, in April 2004 and served as its President from January 2003 until April 2004. He had been primarily responsible for implementing our business strategy, including identifying the EWCO, Haines Road and Steelbank acquisitions.

     The initial term of the initial Management Consulting Agreement expires April 7, 2007 (subsequently extended on December 8, 2005 for an additional one year term commencing April 7, 2007) and is automatically extended on a year-to-year basis unless either party gives 120 days notice of termination before the end of the initial term or 60 days notice of termination before the end of any extension of the term. Pursuant to the agreement, Bainbridge, primarily through Gary D. Lewis, provides consulting services for us concerning the integration of the EWCO, Haines Road and Steelbank acquisitions, the further development and implementation of our business and financing plans and strategy, our expansion and acquisition plans and other areas, all to the extent we and Bainbridge mutually agree. Bainbridge will have satisfactorily provided the required availability to perform its services so long as, with respect to Gary
D. Lewis, Mr. Lewis has provided an average of at least an aggregate of 120 hours of service a month during the term through February 2006 and at least an aggregate of 70 hours of service a month during the term after February 2006, unless Tarpon enters into an acquisition other than the EWCO, Steelbank and Haines Road acquisitions. Tarpon is required to pay the advisory and transaction fees even if it does not use Bainbridge for the allotted hours.

     In exchange for Bainbridge's consulting services, we have agreed to pay Bainbridge (1) $15,000 a month, increased to $20,000 a month effective April 2005, (2) all reasonable expenses incurred by Bainbridge in connection with the agreement, including (a) fees and expenses of legal counsel retained at our direction, (b) legal fees up to $7,500 in connection with preparing the agreement, (c) out-of-pocket costs incurred in performing the agreement, and (d) up to $5,000 a year for professional liability errors and omissions insurance relating to Bainbridge's services, (3) 4% of the total consideration paid in an acquisition approved by our board, with a minimum of $200,000 and a maximum of $300,000 for each transaction, provided that the $300,000 maximum shall be increased by 0.2% of the enterprise value of any transaction, but only to the extent that such transaction exceeds $50,000,000, (4) a stock option to Bainbridge or its designees to purchase 110,000 common shares at an exercise price of $5.50 per share, which was granted to Gary D. Lewis and his son in February 2005, and (5) a one-time payment of $50,000 in consideration of certain advisory services rendered to the Company that were not originally contemplated by the parties. The success fee is generally paid over 12 months after closing, except that the fee for the EWCO, Haines Road and Steelbank acquisitions, totaling $600,000, are payable $22,222 a month until the February 17, 2005 closing of our initial public offering, when the remaining amount will be paid equally over the period ending 24 months from the closing. If payments exceed $60,000 a month, the excess will be deferred until the next month in which they can be paid and not exceed $60,000 a month.

     We have also agreed to indemnify Gary D. Lewis, obtain additional directors and officers insurance coverage and reimburse him for legal fees incurred, all in connection with certain services performed by Mr. Lewis in his capacity as one of our former officers. We expect the legal fees and additional insurance premiums paid by us to be approximately $11,130.

Board Compensation Committee Report on Executive Compensation

     General. The Compensation Committee's overall compensation policy applicable to our executive officers is to provide a compensation package intended to attract and retain qualified executives and to provide them with incentives to achieve our goals and increase shareholder value. The Compensation Committee implements this policy through salaries, bonuses, equity incentives, a 401(k) plan, and employment agreements and miscellaneous personal benefits.

     Salaries. The Compensation Committee's policy is to provide salaries that it believes are necessary to attract and retain qualified executives. In determining its recommendations for executive officer salaries, the Compensation Committee consults other members of the Board or Compensation Committee, but generally relies to a significant extent on recommendations of our Chief Executive Officer (except for the Chief Executive Officer's compensation). The Compensation Committee also considers its members' knowledge of salaries paid by companies of comparable size in the steel tubing industry, negotiations with new executive officers, individual performance, the executive's position, our financial resources, performance and prospects and the salaries of our other officers and employees. Salaries for fiscal 2005 were determined based on a subjective evaluation of the factors described above, without giving any specific priority or weighting to any of the factors, and based primarily on negotiations with Mr. Farquhar, Mr. Hook, and Mr. Mayfield in connection with engaging them as new executive officers, the Chief Executive Officer's recommendation, the executive's position, our financial resources, performance and prospects and the salaries of our other officers and employees.

     Bonuses. The Compensation Committee's policy is to recommend bonuses that are necessary to attract executive officers and that compensate executive officers for achieving our goals. In addition, the Compensation Committee's policy is to consider discretionary bonuses, determined near the end of the fiscal year, to compensate executive officers for performance or achievements during the fiscal year not covered by bonuses paid earlier in the year.

     For 2005, we did not adopt a bonus plan for executive officers, but we agreed to a signing bonus for Mr. Hook primarily to attract him to us by replacing his lost bonus from his former employer.

     Stock Options. The Compensation Committee's policy has been to award stock options to each of our officers and directors in amounts reflecting their position and ability to influence our overall performance, determined based on the Committee's subjective judgment after reviewing the number of options previously granted to such person, the number of options granted to persons in similar positions both at Tarpon and at other companies deemed comparable to us (based on the members' knowledge of options granted by other companies), the number of options remaining available for grant and management's recommendations.

     The Compensation Committee's policy has been to grant options with a term of ten years to provide a long-term incentive and to fix the exercise price of the options at or above the fair market value of the underlying shares on the date of grant. Such options only provide compensation if the price of the underlying shares increases. In addition, the Committee's policy has been to grant options to officers that vest over a specific period to provide the executive with an incentive to remain with us. Generally, options granted to our executives vest in three equal annual installments beginning on the date of grant. The Committee's policy has also been to provide new executives with options to attract them to us based on negotiations with new executives, management's recommendations and the Committee's subjective judgment primarily after reviewing the number of options granted to our other executives. In 2004 and 2005 options were granted to new executive officers primarily based on negotiations with new executives, management's recommendations and the Committee's (or the Board's, as the case may be) subjective judgment primarily after reviewing the number of options available and to be granted to our other executives, employees and consultants.

     The purposes of our 2004 Stock Option Plan are to provide key employees, directors, consultants and advisors with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join the interests of optionees with the interests of our shareholders and to facilitate attracting and retaining our key employees, consultants and advisors.

     Generally, the Compensation Committee reserves the right to pay compensation to our executives in amounts it deems appropriate regardless of whether such compensation is deductible for federal income tax purposes. Equity incentives granted to executives are subject to limits on permitted federal income tax deductions related to those equity incentives, including under current treasury regulations concerning the $1,000,000 cap on executive compensation deductions under Section 162(m) of the Internal Revenue Code of 1986, as amended. The Committee believes that such awards are more important to us than the potential loss of related compensation deductions relating to those equity incentives, especially in light of our net operating loss carryforwards and the non-cash nature of deductions available relating to some of these equity incentives.

     401(k) Plan. EWCO has adopted 401(k) plans to provide all eligible employees a means to accumulate retirement savings. Participants may defer specified portions of their compensation and we match 50% of employee contributions up to employee contributions equal to 5% of the employee's compensation.

     Employment Agreements and Miscellaneous Personal Benefits. The Compensation Committee's policy has been to have employment agreements with our executive officers to attract them and to provide them with specified minimum positions, periods of employment, salaries, fringe benefits and severance benefits. These benefits are intended to permit these executive officers to focus their attention on performing their duties to us, rather than on the security of their employment, and to provide such officers with benefits deemed by the
Compensation Committee to be suitable for their offices. The Compensation Committee's policy, however, is that personal benefits (other than severance pay) should not exceed 10% of the executive's salary and bonus for the year.

     Fiscal 2005 Compensation Decisions Concerning Executive Officers.

     In January 2005, the Compensation Committee, with Mr. Farquhar abstaining, recommended that we enter into an employment agreement with J. Peter Farquhar. The Compensation Committee recommended approval of this agreement, including the salary provided in the agreement, based on its subjective evaluation of its members' consultation with other members of the committee, negotiations with Mr. Farquhar in connection with his employment agreement, the directors' collective knowledge of salaries paid by others and paid by Tarpon to others, including its previous Chief Executive Officers and recently hired employees, the proposed services to be provided by Mr. Farquhar and his proposed position as Chief Executive Officer, and its subjective judgment of what was necessary to retain Mr. Farquhar's services as Chief Executive Officer. The Compensation Committee recommended that we enter into an employment agreement with Mr. Farquhar to provide him with a specified period of employment, salary, fringe benefits and severance benefits to permit Mr. Farquhar to focus his attention on performing his duties to us, rather than on the security of his employment, and to provide him with benefits deemed by the Compensation Committee to be suitable for his office. His personal benefits (other than severance pay) do not exceed 10% of his salary and bonus for the year.

     In February 2005, the Compensation Committee recommended that we enter into an employment agreement with Patrick J. Hook. The Compensation Committee recommended approval of this agreement, including the salary provided in the agreement, based on its subjective evaluation of its members' consultation with other members of the committee, negotiations with Mr. Hook in connection with his employment agreement, the directors' collective knowledge of salaries paid by others and paid by Tarpon to others, including its previous Presidents and Chief Operating Officers and recently hired employees, the proposed services to be provided by Mr. Hook and his proposed position as President, and its subjective judgment of what was necessary to retain Mr. Hook's services as President and Chief Operating Officer. The Compensation Committee recommended that we enter into an employment agreement with Mr. Hook to provide him with a specified period of employment, salary, fringe benefits and severance benefits to permit Mr. Hook to focus his attention on performing his duties to us, rather than on the security of his employment, and to provide him with benefits deemed by the Compensation Committee to be suitable for his office. His personal benefits (other than severance pay) do not exceed 10% of his salary and bonus for the year.

     In November 2005, the Compensation Committee recommended that we enter into an employment agreement with John A. Mayfield. The Compensation Committee recommended approval of this agreement, including the salary provided in the agreement, based on its subjective evaluation of its members' consultation with other members of the committee, negotiations with Mr. Mayfield in connection with his employment agreement, the directors' collective knowledge of salaries paid by others and paid by Tarpon to others, including its previous Chief Financial Officers and recently hired employees, the proposed services to be provided by Mr. Mayfield and his proposed position as Chief Financial Officer, and its subjective judgment of what was necessary to retain Mr. Mayfield's services as Chief Financial Officer. The Compensation Committee recommended that we enter into an employment agreement with Mr. Mayfield to provide him with a specified period of employment, salary, fringe benefits and severance benefits to permit Mr. Mayfield to focus his attention on performing his duties to us, rather than on the security of his employment, and to provide him with benefits deemed by the Compensation Committee to be suitable for his office. His personal benefits (other than severance pay) do not exceed 10% of his salary and bonus for the year. Mr. Mayfield is resigning upon the filing of this Report on Form 10-K.


                           Michael A. Ard
                           Dr. Robert Pry
                           Peter Fraquhar (1)

(1) Mr. Farquhar served on the Compensation Committee during fiscal 2005 and was replaced by Mr. Shellabarger in February 2006. Mr. Farquhar obstained from voting on any matter involving his own compensation.

Compensation of Directors

     We refer to our directors who are not our officers or employees as Outside Directors. During 2005, our Outside Directors received $1,000 for each board meeting attended in person, $250 for each telephonic board meeting attended, and $250 for each board committee meeting attended on a date other than the date of a board meeting. We also reimbursed Outside Directors for their reasonable expenses of attending board and board committee meetings. In addition, we granted to each of our directors on the February 17, 2005 closing date of our initial public offering options to purchase 10,000 common shares exercisable at $5.50 a share, 110% of our initial public offering price. We granted options to purchase 3,500 common shares to Outside Directors who continued to serve as Outside Directors each year commencing May 17, 2005.

     Commencing February 6, 2006, our compensation policy for Outside Directors is as follows:


     o On election - Options to purchase 10,000 shares of Tarpon common stock, vested immediately and exercisable for a period of ten years, with an exercise price of 100% of market value at the date of issue.

     o    Monthly - Cash retainer of $1,000

     o May 31 of each year - For directors in good standing for the current and previous year, a stock grant of $8,000 of Tarpon common stock at the current market price.

     o    Quarterly - Committee chairs, $500; Audit committee chair, $1,000

     o    Per in person Board meeting - $1,000

     o    Per telephone conference, Board, meeting or otherwise - $250

     o For special projects requested by the Board - fee agreed to and approved by the Board.

     For our employee Directors, the policy was revised to provide the following:

     o May 31 of each year - For directors in good standing for the current and previous year, stock grant of $8,000 of Tarpon common stock at current market price as of May 31 of that year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Holders of Our Voting Securities

     The following information is furnished as of April 25, 2005 with respect to our nominee for election as one of our directors, with respect to each person whose term of office as one of our directors will continue after the meeting, with respect to one person whose term of office as one of our directors will not continue after the meeting, with respect to each of our executive officers who is named in the Summary Compensation Table below, and with respect to all of our directors and executive officers as a group:

                                                      Amount and     Percentage
                                                       Nature of         of
                                                     Common Shares     Common
                                                     Beneficially      Shares
     Name                                                Owned        Owned (1)
     ----                                                -----        ---------

J. Peter Farquhar..................................  33,667  (2)        *
Dr. Robert H. Pry..................................  10,000  (3)        *
Michael A. Ard.....................................  10,000  (4)        *
Tracy L. Shellabarger..............................  10,000  (5)        *
Patrick Hook.......................................  13,334  (6)        *
John A. Mayfield...................................       0  (7)        *
Gary D. Lewis...................................... 389,751  (8)        8.4%
c/o Bainbridge Advisors, Inc.
P.O. Box 36940 Grosse Pointe, Michigan 483236

All directors and executive officers as a
group (6 persons)..................................  77,001  (9)        1.7%

* Less than 1%

(1)  Based on 4,640,130 common shares outstanding as of March 1, 2006.

(2) Includes 26,667 common shares that Mr. Farquhar has the right to acquire with in 60 days of December 31, 2005. Does not include 33,333 common shares which are not exercisable with 60 days of December 31, 2005.

(3) Includes 10,000 common shares that Dr. Pry has the right to acquire within 60 days of December 31, 2005.

(4) Includes 10,000 common shares that Mr. Ard has the right to acquire within 60 days of December 31, 2005.

(5) Includes 10,000 common shares that Mr. Shellabarger has the right to acquire within 60 days of December 31, 2005.

(6) Includes 13,667 common shares that Mr. Hook has the right to acquire with in 60 days of December 31, 2005. Does not include 26,666 common shares which are not exercisable with 60 days of December 31, 2005.

(7) Does not include 40,000 common shares which are not exercisable with 60 days of December 31, 2005. Mr. Mayfield is resigning upon the filing of this Report on Form 10-K.

(8) Includes (a) 309,751 common shares owned jointly with his wife, with whom he shares voting and investment power and (b) 80,000 common shares that Mr. Lewis has the right to acquire within 60 days of December 31, 2005. Does not include (a) 8,371 common shares owned by an adult son, who does not live with him, (b) 8,371 common shares owned by his adult daughter, who does not live with him, (c) 41,858 common shares owned, or 30,000 common shares that Mr. Lewis's adult son Gary N. Lewis, has the right to acquire within 60 days of December 31, 2005. Mr. Lewis disclaims beneficial ownership of the common shares held by his adult children.

(9) Includes 77,001 common shares that all executive officers and directors as a group have the right to acquire within 60 days of December 31, 2005.


ITEM 13. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS


     See "Executive Compensation - Compensation Committee Interlocks and Insider Participation" for a description of relationships between us and Gary D. Lewis.


ITEM 14. PRINCIPAL ACCOUNTANT'S FEES & SERVICES


     Grant Thornton LLP are our independent accountants and have reported on the financial statements in this 2005 Annual Report.


     The following table presents aggregate fees billed for each of the years ended December 31, 2005 and 2004 for professional services rendered by Grant Thornton LLP in the following categories:


                                       Year Ended December 31,
                                       -----------------------

                                   2005                      2004
                                   ----                      ----

Audit Fees(1)                   $630,000                   $1,190,000

Audit-Related Fees              $142,000                   $        0

Tax Fees(2)                     $     0                    $        0

All Other Fees                  $     0                    $        0

(1) Consists of fees for the audit of our annual financial statements, review of interim financial statements and other services provided in connection with our Registration Statement on Form S-1 in connection with our initial public offering. Our financial statements were not audited before 2004.

(2)  Consists of tax return preparation fees.


     In accordance with Section 10A(i) of the Exchange Act, before Grant Thornton LLP is engaged by us to render audit or non-audit services, the engagement is approved by our Audit Committee. None of the audit-related, tax and other services described in the table above were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.


Audit Committee Report


     Our Audit Committee has:

o reviewed and discussed our audited financial statements for the year ended December 31, 2005 with our management;

o discussed with our independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU
     380), as it has been modified or supplemented;

o received the written disclosures and the letter from our independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as it has been modified or supplemented; and

o discussed with our independent accountants our independent accountants' independence.


     Based on the review and discussions described above in this paragraph, our Audit Committee recommended to our Board of Directors that the audited financial statements for the year ended December 31, 2005 be included in our Annual Report on Form 10-K for the year ended December 31, 2005 for filing with the Securities and Exchange Commission.

     Management is responsible for the Company's financial reporting process including its system of internal control, and for the preparation of consolidated financial statements in accordance with generally accepted accounting principles. The Company's independent auditors are responsible for auditing those financial statements. Our responsibility is to monitor and review these processes. It is not the Audit Committees' duty or responsibility to conduct auditing or accounting reviews or procedures. The Audit Committee are not employees of the Company and we may not be, and may not represent themselves to be or to serve as, accountants or auditors by profession or experts in the field of accounting or auditing. Therefore, the Audit Committee has relied, without independent verification, on management's representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States of America and on the representations of the independent auditors included in their report on the Company's financial statements. The Audit Committees' oversight does not provide us with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations.
Furthermore, the Audit Committees' considerations and discussions with management and the independent auditors do not assure that the Company's financial statements are presented in accordance with generally accepted accounting principles, that the audit of our Company's financial statements has been carried out in accordance with generally accepted auditing standards or that our Company's independent accountants are in fact "independent."

                          Michael A. Ard

                          Dr. Robert Pry

                         Peter J. Farquhar (1)



(1) Mr. Farquhar served on the Audit Committee during fiscal 2005 and was replaced by Mr. Shellabarger in February 2006.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


     (a) Financial Statements

     Our financial statements for the following years and entities are included in response to item 8 of this report:

                                                                                                    Page
Tarpon Industries, Inc.

Report of Independent Registered Public Accounting Firm.........................................     60
Balance Sheets --- December 31, 2005 and 2004...................................................     61
Statements of Operations --- For the Years Ended December 31, 2005, 2004 and 2003...............     62
Statements of Shareholders' Equity --- For the Years Ended December 31, 2005,
     2004 and 2003..............................................................................     63
Statements of Cash Flows --- For the Years Ended December 31, 2005, 2004 and 2003...............     64
Notes to Financial Statements...................................................................     66
Quarterly information...........................................................................     94
Eugene Welding Co.
Report of Independent Registered Public Accounting Firm.........................................     95
Balance Sheets --- March 31, 2004 and December 31, 2003 ........................................     96
Statements of Operations --- For the Three Months Ended March 31, 2004
     and For the Years Ended December 31, 2003..................................................     97
Statements of Shareholders' Equity --- For the Three Months Ended March 31, 2004
     and For the Years Ended December 31, 2003..................................................     98
Statements of Cash Flows --- For the Three Months Ended March 31, 2004
     and For the Year Ended December 31, 2003...................................................     99
Notes to Financial Statements...................................................................    100

     (b) Financial Statement Schedules.

         Schedule                                                       Page

         Schedule II - Tarpon Valuation and Qualifying Accounts         S-1
         and Reserves for the years ended December 31, 2005, 2004
         and 2003.
         Schedule II - EWCO Valuation and Qualifying Accounts           S-2
         and Reserves for the three month period ended March
         31, 2004 and the years ended December 31, 2003.

     (c) Exhibits.

     The exhibits to this report are as set forth in the "Index to Exhibits" immediately following the Financial Statement Schedules in this report. Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified in the "Index to Exhibits" with an asterisk after the exhibit number.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TARPON INDUSTRIES, INC.
                                          (Registrant)

Dated: March 31, 2006                By:  /s/ J. Perter Farquhar
                                          -------------------------------------
                                          J. Peter Farquhar
                                          Its:  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Signature                              Title                                       Date


                                        Chief Executive Officer and a Director
   /s/ J. Peter Farquhar                (Principal Executive Officer)                          March 31, 2006
------------------------------------                                                   ------------------------
     J. Peter Farquhar

                                        Senior Vice President, Chief Financial Officer,
                                        Chief Accounting Officer, Treasurer
                                        (Principal Financial Officer and Principal              March 31, 2006
    /s/ John A. Mayfield                           Accounting Officer)
------------------------------------                                                   ------------------------
      John A. Mayfield


     /s/ Dr. Robert Pry                                  Director                               March 31, 2006
------------------------------------                                                   ------------------------
       Dr. Robert Pry


     /s/ Michael A. Ard                                  Director                               March 31, 2006
------------------------------------                                                   ------------------------
       Michael A. Ard


   /s/ Tracy Shellabarger                                Director                               March 31, 2006
------------------------------------                                                   ------------------------
     Tracy Shellabarger

                      SCHEDULE II - TARPON INDUSTRIES, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 For the years ended December 31, 2005 and 2004


                                                                            Column C
                                                 Column B                   Additions             Column D          Column E
                                           --------------------- ------------------ ------------- -------------- ----------------

                                                                      (1, 4)            (2)            (3)
                                                                      ------            ---            ---
                                                                                    Charge to
                                                Balance at       Charged to Costs   Other                        Balance at End
                                           Beginning of Period     and Expenses     Accounts      Deductions        of Period
                                           --------------------- ------------------ ------------- -------------- ----------------
Allowance for Doubtful Accounts


Year ended December 31, 2005                          $290,001          $1,000,018     $(20,645)     $1,076,473        $  192,901
Year ended December 31, 2004                          $     --          $  379,972     $ 243,130     $  346,692        $  290,001
Year ended December 31, 2003                          $     --          $       --     $      --     $      --         $       --


Tax Valuation Allowance

Year ended December 31, 2005                          $1,198,380        $3,534,721     $      --     $      --         $4,733,101
Year ended December 31, 2004                          $  481,734        $  716,646     $      --     $      --         $1,198,380
Year ended December 31, 2003                          $       --        $  481,734     $      --     $      --         $  481,734


     Note: (1) Reserve of additional uncollectible accounts
     Note: (2) Acquisition of Steelbank's and EWCO's net assets
     Note: (3) Write-off  uncollectible  accounts,  net of recoveries
     Note: (4) Increase in valuation allowance for net operating losses and deferred tax assets should the Company not achieve profitability in future years.

                        SCHEDULE II - EUGENE WELDING CO.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  For the three months ended March 31, 2004 and
                     for the years ended December 31, 2003.

                         Allowance for Doubtful Accounts

                                           Column B             Column C               Column D       Column E
                                           --------      --------------------          --------       --------
                                                                Additions
                                                         --------------------
                                                            (2)         (3)
                                          Balance at     Charged to   Charged to            (1)        Balance at
                                           Beginning      Costs and  Other Accts.,      Deductions,      End of
                                           of Period      Expenses     Describe          Describe        Period
                                           ---------      --------     --------          --------        ------

    Three month period ended
         March 31, 2004                    $ 321,941      $ 199,276    $   --            $ 298,229       $ 222,988
         Year ended December 31, 2003         38,099        283,842        --                   --         321,941

         Inventory reserve for obsolescence:
         Three month period ended
              March 31, 2004               $      --      $      --    $   --             $    --        $      --
         Year ended December 31, 2003             --             --        --                  --               --

     Note: (1) Write-off uncollectible accounts, net of recoveries
     Note: (2) Reserve of additional uncollectible accounts, net of recoveries.
     Note: (3) Write-off obsolete, excess inventory, net of recoveries.

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------

2.1 Stock Purchase Agreement, dated as of November 23, 2003, between Charles Vanella and Wall St. Acquisitions, Inc. (now know as Tarpon Industries, Inc.), including First Amendment to Share Purchase Agreement, dated as of February 1, 2004, Second Amendment to Share Purchase Agreement, dated as of February 18, 2004, Third Amendment to Share Purchase Agreement, dated as of March 23, 2004, and Fourth Amendment to Share Purchase Agreement, dated as of April 2, 2004, incorporated by reference to Exhibit 2.1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

2.2 Redemption Agreement, dated as of April 2, 2004, between Eugene Welding Co. and Charles Vanella, incorporated by reference to Exhibit 2.2 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

2.3 Share Purchase Agreement, dated as of April 2, 2004, among BST Acquisitions Ltd., Tarpon Industries, Inc., Jeffrey Greenberg, Mark D. Madigan and Barry Seigel, incorporated by reference to Exhibit 2.3 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

2.4 Amending Agreement, dated as of May 5, 2004, among Barry Seigel, Jeffrey Greenberg and Mark Madigan, BST Acquisition Ltd. and Tarpon Industries, Inc., incorporated by reference to Exhibit 2.4 to amendment no. 1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

2.5 Second Amending Agreement, dated as of December 10, 2004, among Barry Seigel, Jeffrey Greenberg and Mark Madigan, BST Acquisition Ltd., Tarpon Industries, Inc. and Steelbank Inc., incorporated by reference to Exhibit
     2.5 to amendment no. 1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

2.6 Asset Purchase Agreement, dated as of June 21, 2004, between BST Acquisition, Ltd. And Bolton Steel Tube Co., Ltd., including forms of notes, incorporated by reference to Exhibit 2.4 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

2.7 Form of Real Estate Purchase Agreement between 1387746 Ontario Inc. and BST Acquisition Ltd., incorporated by reference to Exhibit 2.7 to amendment no. 1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

2.8 First Amending Agreement, dated as of December 15, 2004, between Bolton Steel Tube Co. Ltd., BST Acquisition, Ltd. and Winston Penny and Henry Koury, incorporated by reference to Exhibit 2.8 to amendment no. 1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

2.9 Second Amending Agreement, dated as of February 11, 2005, between Bolton Steel Tube Co. Ltd., BST Acquisition, Ltd. and Winston Penny and Henry Koury, incorporated by reference to Exhibit 2.3 to the registrant's Current Report on Form 8-K, dated February 17, 2005.

2.10 Guarantee, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of Bolton Steel Tube Co., Ltd., incorporated by reference to
     Exhibit 2.4 to the registrant's Current Report on Form 8-K, dated February 17, 2005.

2.11 Asset Purchase Agreement dated as of August 30, 2005, by and among Midwest Tube Mills, Inc., Richard L. Russell, individually and as Trustee of the Richard L. Russell 2004 Annuity Trust, and MTM Acquisition Company, incorporated by reference to Exhibit 2 to the registrant's Form 8-K filed August 30, 2005.

2.12 Amended and Restated Asset Purchase Agreement dated as of November 11, 2005, by and among C&W Manufacturing, Inc., David Perkins and Deborah Carpenter, individually, and FM, Inc., incorporated by reference to Exhibit 2 to the registrant's Form 8-K filed November 11, 2005.

3(i) Amended and Restated Articles of Incorporation of Tarpon Industries, Inc., incorporated by reference to Exhibit 3(i) to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

3(ii) Amended and Restated Bylaws of Tarpon Industries, Inc., incorporated by reference to Exhibit 3(ii) to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

4.1 Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to amendment no. 1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

4.2 Loan and Security Agreement, dated as of August 11, 2004 between Standard Federal Bank N.A. and Eugene Welding Co., including forms of Revolving Note and Term Note, incorporated by reference to Exhibit 4.2 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

4.3 Continuing Unconditional Guaranty of Tarpon Industries, Inc. to Standard Federal Bank, N.A., dated August 11, 2004, incorporated by reference to
     Exhibit 4.3 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

4.4 Securities Pledge Agreement, dated August 11, 2004, between Tarpon Industries, Inc. and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.4 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

4.5 Subordination Agreement, dated August 11, 2004 between Charles A. Vanella and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.5 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

4.6 Subordination Agreement, dated August 11, 2004 between Anand Dhanda and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.6 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

4.7 Subordination Agreement, dated August 11, 2004 between Riyaz Jinnah and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.7 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

4.8 Subordination Agreement, dated August 11, 2004, between Joseph Gunnar & Co., LLC, as agent of the note holders, and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.8 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

4.9 Factoring Agreement, dated as of May 14, 2004, between Greenfield Commercial Credit, Inc. and Steelbank, Inc., incorporated by reference to
     Exhibit 4.9 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

4.10 Security Agreement, dated as of May 14, 2004, between Greenfield Commercial Credit, Inc. and Steelbank, Inc., incorporated by reference to Exhibit 4.10 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

4.11 Guarantee, dated as of May 14, 2004, from Tarpon Industries, Inc. to Greenfield Commercial Credit, Inc., incorporated by reference to Exhibit
     4.11 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

4.12 Subordination Agreement, dated May 2004 among Anand Dhanda, Riyaz Jinnah and Greenfield Commercial Credit, Inc., incorporated by reference to
     Exhibit 4.12 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

4.13 Subordination Agreement, dated as of May 14, 2004, between Joseph Gunnar & Co., LLC, as agent of the note holders, and Greenfield Commercial Credit, Inc., incorporated by reference to Exhibit 4.13 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

4.14 Subordination Agreement, dated as of May 14, 2004, among Barry Seigel, Jeffrey Greenberg, Mark Madigan and Greenfield Commercial Credit, Inc., incorporated by reference to Exhibit 4.14 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

4.15 Amendment to Loan and Security Agreement, dated December 24, 2004 between Standard Federal Bank N.A. and Eugene Welding Company, including amended revolving note, incorporated by reference to Exhibit 4.15 to amendment no. 1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

4.16 Loan Agreement, dated as of February 17, 2005, by and among LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch and Steelbank Inc., incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, dated February 17, 2005.

4.17 Guarantee, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, dated February 17, 2005.

4.18 General Security Agreement, dated as of February 17, 2005, executed by Steelbank Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K, dated February 17, 2005.

4.19 General Security Agreement, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit
     10.4 to the  registrant's  Current  Report on Form 8-K,  dated February 17,
     2005.

4.20 Share Pledge Agreement, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K, dated February 17, 2005.

10.1 Form of Promissory Note made by Eugene Welding Co. in favor of Charles A. Vanella, including Guaranty of Tarpon Industries, Inc., incorporated by reference to Exhibit 10.1 to amendment no. 1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.2 Form of First Amendment to Promissory Note made by Eugene Welding Co. in favor of Charles A. Vanella, incorporated by reference to Exhibit 10.2 to amendment no. 1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.3 Stock Pledge Agreement between Eugene Welding Co. and Charles A. Vanella and Cusmano & Co., P.C., effective April 2, 2004, incorporated by reference to Exhibit 10.3 to amendment no. 1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.4 Lease Agreement, dated October 22, 2001, between Eugene Welding Co. and the Charles J. Loznak Trust, concerning its Marysville and Marlette, Michigan facilities, incorporated by reference to Exhibit 10.1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.5 Form of  Promissory  Note made by Steelbank  Inc. in favor of Barry Seigel,
     Jeffrey Greenberg and Mark Madigan, in the principal amount of Cdn $800,000, incorporated by reference to Exhibit 10.5 to amendment no. 1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.6 Form of Promissory Note made by Steelbank Inc. in favor of each of Barry Seigel, Jeffrey Greenberg and Mark Madigan, each in the principal amount of Cdn $135,000, incorporated by reference to Exhibit 10.6 to amendment no. 1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.7 General Security Agreement, dated May 14, 2004, made by Steelbank Inc. to and in favor of Barry Seigel, Jeffrey Greenberg and Mark Madigan, incorporated by reference to Exhibit 10.7 to amendment no. 1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.8 Securities Pledge Agreement, dated May 14, 2004, made by BST Acquisition Ltd. and Steelbank Inc. to and in favor of Barry Seigel, Jeffrey Greenberg and Mark Madigan, incorporated by reference to Exhibit 10.8 to amendment no. 1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.9 Guarantee, dated May 14, 2004, made by Steelbank Inc. to and in favor of Barry Seigel, Jeffrey Greenberg and Mark Madigan, incorporated by reference to Exhibit 10.9 to amendment no. 1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.10 Lease Agreement, dated July 1, 2001, between Ciriaco Forgione and Filomena Forgione and Tube Distributors, Inc. (assigned to Steelbank, Inc.), concerning its Mississauga, Ontario facility, incorporated by reference to
     Exhibit 10.2 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.11 Tarpon Industries, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 10.3 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.12 Forms of Stock Option Agreement under the 2004 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.13 Employment Agreement, dated as of January 12, 2004, among Tarpon Industries, Inc., Eugene Welding Co. and J. Peter Farquhar, incorporated by reference to Exhibit 10.13 to amendment no. 1 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.14 Amended and restated employment agreement, dated as of April 15, 2005, among Tarpon Industries, Inc., Eugene Welding Co., Steelbank Tubular, Inc. and J. Peter Farquhar, incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004,

10.15 Employment Agreement, dated as of July 8, 2004, among Tarpon Industries, Inc., Eugene Welding Co. and James T. House, incorporated by reference to
     Exhibit 10.6 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.16 Employment Agreement, dated May 14, 2004, between Steelbank, Inc. and Jeffrey Greenberg, incorporated by reference to Exhibit 10.7 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.17 Employment Agreement, dated May 14, 2004, between Steelbank, Inc. and Mark
     D. Madigan, incorporated by reference to Exhibit 10.8 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.18 Employment Agreement, dated May 14, 2004, between Steelbank, Inc. and Barry Seigel, incorporated by reference to Exhibit 10.9 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.19 Employment Agreement, dated as of November 1, 2002, between EWCO and C. David Weaver, incorporated by reference to Exhibit 10.10 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.20 Employment Agreement, dated as of February 1, 2005, among Tarpon Industries, Inc., Eugene Welding Company, Steelbank Inc., BST Acquisition Ltd. and Patrick Hook, incorporated by reference to Exhibit 10.19 to amendment no. 2 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.

10.21 Termination Agreement, dated as of September 3, 2004, among Tarpon Industries, Inc., Eugene Welding Co., Steelbank, Inc., BST Acquisition Ltd. and Charles A. Vanella, incorporated by reference to Exhibit 10.11 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.22 Management Consulting Agreement, dated April 7, 2004, between Tarpon Industries, Inc. and Bainbridge Advisors, Inc. and First Amendment to Management Consulting Agreement, dated as of October 13, 2004, effective April 7, 2004, incorporated by reference to Exhibit 10.12 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.23 Second amendment to Management and Consulting Agreement, dated as of April 15, 2005, between Tarpon Industries, Inc., Eugene Welding Co., Steelbank Tubular, Inc. and Bainbridge Advisors, Inc. Incorporated by reference to
     Exhibit 10.22 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

10.24 Agency Agreement, dated as of March 25, 2004, between Tarpon Industries, Inc. and Joseph Gunnar & Co., LLC, concerning 2004 note financing, incorporated by reference to Exhibit 10.13 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.25 Form of Warrant to Purchase Common Stock of Tarpon Industries, Inc., issued to purchasers of notes in February, March and April 2004, incorporated by reference to Exhibit 10.14 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.26 Form of Warrant to Purchase Common Stock of Tarpon Industries, Inc., issued to designees of Joseph Gunnar & Co., LLC, the placement agent in our April 2004 note financing, incorporated by reference to Exhibit 10.15 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.27 Form of Tarpon Industries, Inc. 8% Junior Secured Promissory Note issued in February, March and April 2004, incorporated by reference to Exhibit
     10.16 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.28 Form of Agency Appointment Agreement, dated as of April 5, 2004, between Joseph Gunnar & Co., LLC and each of the purchasers of our notes in April 2004, incorporated by reference to Exhibit 10.17 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.29 General Security Agreement, dated as of April 5, 2004, between Tarpon Industries, Inc. and Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.18 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.30 Guaranty, dated as of April 5, 2004, from Eugene Welding Co. to Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.19 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.31 General Subordinated Security Agreement, dated as of April 5, 2004, between Eugene Welding Co. and Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.20 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.32 Guaranty, dated as of May 18, 2004, from Eugene Welding Co. to Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.21 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.33 General Subordinated Security Agreement, dated as of April 2004, between Eugene Welding Co. and Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.22 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.34 Guaranty, dated as of May 18, 2004, from Steelbank, Inc. to Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.23 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.35 General Subordinated Security Agreement, dated as of May 18, 2004, between Steelbank, Inc. and Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.24 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.36 Guaranty, dated as of May 18, 2004, from Steelbank, Inc. to Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.25 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.37 General Subordinated Security Agreement, dated as of May 14, 2004, between Steelbank, Inc. and Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.26 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.38 Investment Banking Agreement, dated as of April 5, 2004, between Tarpon Industries, Inc. and Joseph Gunnar & Co., LLC., incorporated by reference to Exhibit 10.27 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.39 Form of Promissory Note to be made by BST Acquisition Ltd. in favor of Bolton Steel Tube Co. Ltd., incorporated by reference to Exhibit 10.36 to amendment no. 2 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.

10.40 Form of General Security Agreement to be made between BST Acquisition Ltd. and Bolton Steel Tube Co. Ltd., incorporated by reference to Exhibit 10.37 to amendment no. 2 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.

10.41 Form of Guarantee to be made by Tarpon Industries, Inc. in favor of Bolton Steel Tube Co. Ltd., incorporated by reference to Exhibit 10.38 to amendment no. 2 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.

10.42 Form of Lock-up Agreement between Joseph Gunnar & Co., LLC and Tarpon Industries, Inc. shareholders and holders of options and warrants, incorporated by reference to Exhibit 10.40 to amendment no. 3 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on February 11, 2005.

10.43 Form of Underwriting Agreement, incorporated by reference to Exhibit 1.1 to amendment no. 3 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on February 11, 2005.

10.44 Form of Lead Underwriters' Warrant Agreement, incorporated by reference to
     Exhibit 1.2 to amendment no. 3 to the registrant's registration statement on Form S-1 (file no. 333-120117) filed on February 11, 2005.

10.45 Subordination Agreement, dated May 18, 2005, by and among Steelbank Tubular, Inc., Tarpon Industries, Inc., The Equitable Trust Company and LaSalle Business Credit, a division of ABN Amro N.V. Canada Branch, incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed May 18, 2005.

10.46 Commitment Letter, dated May 12, 2005, by and among First National Corporation, on behalf of The Equitable Trust Company, Steelbank Tubular, Inc. and Tarpon Industries, Inc., incorporated by reference to Exhibit 10.2 to the registrant's Form 8-K filed May 18, 2005.

10.47 Charge/Mortgage, dated May 18, 2005, by Steelbank Tubular Inc. in favor of The Equitable Trust Company, incorporated by reference to Exhibit 10.3 to the registrant's Form 8-K filed May 18, 2005.

10.48 General Security Agreement, dated as of May 18, 2005, executed by Steelbank Tubular, Inc. in favor of The Equitable Trust Company, incorporated by reference to Exhibit 10.4 to the registrant's Form 8-K filed May 18, 2005.

10.49 Guarantee and Postponement of Claim, dated as of May 18, 2005, executed by Tarpon Industries, Inc. in favor of The Equitable Trust Company, incorporated by reference to Exhibit 10.5 to the registrant's Form 8-K filed May 18, 2005.

10.50 Securities Purchase Agreement, dated as of December 13, 2005, by and between Tarpon Industries, Inc. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K filed December 13, 2005.

10.51 Secured Convertible Promissory Note, dated as of December 13, 2005, executed by Tarpon Industries, Inc. in favor of Laurus Master Fund, Ltd., incorporated by reference to Exhibit 99.2 to the registrant's Form 8-K filed December 13, 2005

10.52 Common Stock Purchase Warrant, dated as of December 13, 2005, incorporated by reference to Exhibit 99.3 to the registrant's Form 8-K filed December 13, 2005.

10.53 Subsidiary Guaranty, dated as of December 13, 2005, executed by the wholly-owned subsidiaries of Tarpon Industries, Inc., incorporated by reference to Exhibit 99.4 to the registrant's Form 8-K filed December 13, 2005.

10.54 Stock Pledge Agreement, dated as of December 13, 2005, incorporated by reference to Exhibit 99.5 to the registrant's Form 8-K filed December 13, 2005.

10.55 Master Security Agreement, dated as of December 13, 2005, incorporated by reference to Exhibit 99.6 to the registrant's Form 8-K filed December 13, 2005.

10.56 Registration Rights Agreement, dated as of December 13, 2005, by Tarpon Industries, Inc. in favor of Laurus Master Fund, Ltd., incorporated by reference to Exhibit 99.7 to the registrant's Form 8-K filed December 13, 2005.

10.57 Grant of Security Interest in Trademarks, dated as of December 13, 2005, by Tarpon Industries, Inc. in favor of Laurus Master Fund, Ltd., incorporated by reference to Exhibit 99.8 to the registrant's Form 8-K filed December 13, 2005.

10.58 First Amendment to Loan Agreement and Reaffirmation of Guarantee, dated December 13, 2005, by and between Steelbank Tubular, Inc. and ABN AMRO Bank, N.V., Canada Branch, and reaffirmed by Tarpon Industries, Inc., incorporated by reference to Exhibit 99.9 to the registrant's Form 8-K filed December 13, 2005.

10.59 Second Amendment to Loan Agreement and Reaffirmation of Guaranty, dated December 13, 2005, by and between Eugene Welding Co. and LaSalle Bank Midwest N.A., and reaffirmed by Tarpon Industries, Inc., incorporated by reference to Exhibit 99.10 to the registrant's Form 8-K filed December 13, 2005.

10.60 Security Agreement, dated December 13, 2005, by and between Tarpon Industries, Inc. and LaSalle Bank Midwest N.A., incorporated by reference to Exhibit 99.11 to the registrant's Form 8-K filed December 13, 2005.

10.61 Subordination Agreement, dated December 13, 2005, by and between LaSalle Bank Midwest N.A. and ABN AMRO Bank, N.V., Canada Branch, and consented to by Tarpon Industries, Inc. and its subsidiaries, incorporated by reference to Exhibit 99.12 to the registrant's Form 8-K filed December 13, 2005.

10.62 Agreement dated March 20, 2006 between Agellan Investments and Steelbank Tubular, Inc. for the sale and leaseback of its Mississauga, Ontario, incorporated by reference to Exhibit 99.2 of the registrant's report on Form 8-K dated March 20, 2006.

21.1 Subsidiaries of Tarpon Industries, Inc.

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                               EXHIBIT 21.1



SUBSIDIARIES OF TARPON INDUSTRIES, INC.

Name                            Jurisdiction of Incorporation
----                            -----------------------------

Eugene Welding Co.                    Michigan

FM, Inc.*                             Michigan

JS&T Acquisition Company              Michigan

MTM Acquisition Company               Michigan

Steelbank Tubular, Inc.               New Brunswick, Canada

* 100% owned by Registrant's wholly owned subsidiary Eugene Welding Co.

                                                              EXHIBIT 31.1

                                 CERTIFICATIONS

I, J. Peter Farquhar, certify that:

1.   I have reviewed this annual report on Form 10-K of Tarpon Industries, Inc.;

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


Date:  March 31, 2006


                                    /s/ J. Peter Farquhar
                                    ------------------------------------------
                                    J. Peter Farquhar, Chief Executive Officer

                                                                EXHIBIT 31.2
                                 CERTIFICATIONS

I, John A. Mayfield, certify that:

1.   I have reviewed this annual report on Form 10-K of Tarpon Industries, Inc.;

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


Date:  March 31, 2006


                                      /s/ John A. Mayfield
                                      ------------------------------------
                                      John A. Mayfield, Senior Vice President
                                      and Chief Financial Officer

                                                                 EXHIBIT 32.1


                    CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
                     AND CHIEF FINANCIAL OFFICER PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Tarpon Industries, Inc. (the "Company") on Form 10 for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), we, J. Peter Farquhar, Chief Executive Officer of the Company, and John A. Mayfield, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          1.   the  Periodic  Report fully  complies  with the  requirements  of
               Section  13(a) or 15(d) of the  Securities  Exchange Act of 1934;
               and

          2. the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:  March 31, 2006                       /s/ J. Peter Farquhar
                                             -----------------------
                                             J. Peter Farquhar, Chief
                                             Executive  Officer


Dated:  March 31, 2006                      /s/ John A. Mayfield
                                            -------------------------------
                                            John A. Mayfield, Senior Vice
                                            President and Chief Financial
                                            Officer