Form 10-Q
period 2006-03-31
Tarpon Industries, Inc.
filed 2006-05-15
CIK 1303565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        Yes |_| No |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelarated filer |X|

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).                      Yes |_| No |X|

     The number of the registrant's common shares outstanding as of March 31, 2006 was 4,640,130.

                             TARPON INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................2
         ITEM 1.      FINANCIAL STATEMENTS.....................................2
         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........23
         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK.......................................29
         ITEM 4.      CONTROLS AND PROCEDURES.................................30
PART II - OTHER INFORMATION...................................................32
         ITEM 1.      LEGAL PROCEEDINGS.......................................32
         ITEM 2.      DEFAULTS UPON SENIOR SECURITIES.........................32
         ITEM 5.      OTHER INFORMATION.......................................33
         ITEM 6.      EXHIBITS................................................33

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             TARPON INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                            Page
Tarpon Industries, Inc.
Consolidated Balance Sheets --- March 31, 2006 and December 31, 2005...........3
Consolidated Statements of Operations --- For the Three Months Ended
     March 31, 2006 and 2005...................................................4
Consolidated Statements of Cash Flows --- For the Three Months Ended
     March 31, 2006 and 2005...................................................5
Notes to Consolidated Financial Statements.....................................6


                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)
                          CONSOLIDATED BALANCE SHEETS


                                                                              March 31,         December 31,
                                                                                 2006               2005
                                                                            ---------------    ---------------
ASSETS:                                                                      (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                      $ 2,282,231        $ 7,317,364
Accounts receivable (less allowance for doubtful accounts for 2006
      of $190,353 and for 2005 of $192,901)                                      8,528,880          7,730,029
Inventories                                                                      7,970,191          6,919,638
Other current assets                                                               518,514            367,681
                                                                            ---------------    ---------------
      Total current assets                                                      19,299,816         22,334,712

Property plant and equipment - net                                              11,071,728         11,139,700
Deferred financing costs                                                         1,549,706          1,973,754
Goodwill                                                                         2,804,594          2,808,800
Intangible assets, net of amortization                                             659,286            693,590
Other assets                                                                        35,828             55,365
                                                                            ---------------    ---------------
TOTAL ASSETS                                                                  $ 35,420,958       $ 39,005,921
                                                                            ===============    ===============


LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Short-term debt                                                               $ 10,070,531       $ 11,344,379
Current maturities on long-term debt                                             9,395,623          9,250,944
Accounts payable - trade                                                         8,762,747         11,270,836
Customer advance payments                                                        2,101,100            121,068
Other current liabilities                                                        1,849,316          1,430,401
                                                                            ---------------    ---------------
      Total current liabilities                                                 32,179,317         33,417,628

Long-term debt less current maturities                                               8,424             10,242
Other long-term liabilities                                                       411,000            382,667
---------------------------                                                 ---------------    ---------------
TOTAL LIABILITIES                                                               32,598,741         33,810,537

SHAREHOLDERS' EQUITY :
Preferred shares; no par value, 2,000,000 authorized; no shares issued
      at March 31, 2006 and at December 31, 2005                                         -                  -
Common shares; no par value, authorized, 20,000,000 shares at March 31,
        2006 and at December 31, 2005; issued and outstanding, 4,640,130 shares at
        March 31, 2006 and at December 31, 2005                                 15,656,249         15,625,625
Accumulated deficit                                                            (13,107,988)       (10,720,870)
Accumulated other comprehensive income                                             273,956            290,629
                                                                            ---------------    ---------------
       Total shareholders' equity                                                2,822,217          5,195,384
                                                                            ---------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 35,420,958       $ 39,005,921
                                                                            ===============    ===============




                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      Three Months Ended March 31,
                                                               ------------------------------------------
                                                                         2006                 2005
                                                                -------------------    ----------------
REVENUES:
Sales, net of customer discounts                                    $ 17,007,164        $ 14,018,356

Cost of goods sold                                                    15,699,374          13,255,219
                                                                -------------------    ----------------

     Gross profit                                                      1,307,790             763,137

Selling, general and administrative expenses                           2,699,586           2,337,829
                                                                -------------------    ----------------

OPERATING LOSS                                                        (1,391,796)         (1,574,692)

OTHER (INCOME) EXPENSE:
Miscellaneous  expense (income)                                          (37,784)             13,363
Interest expense                                                         923,018             271,330
Loss from derivatives                                                    101,000                   -
Financing costs                                                           21,638              14,915
Interest income                                                          (25,926)             (4,805)
Foreign exchange loss (gain)                                              13,373            (124,460)
                                                                -------------------    ----------------
     Total other (income) expense                                        995,319             170,343
                                                                -------------------    ----------------

LOSS BEFORE INCOME TAXES                                              (2,387,115)         (1,745,035)
INCOME TAX PROVISION (BENEFIT)                                                                      -            (135,326)
                                                                -------------------    ----------------

NET LOSS                                                            $ (2,387,115)       $ (1,609,709)
                                                                ===================    ================


NET LOSS PER COMMON SHARE - BASIC AND DILUTED                            $ (0.51)            $ (0.57)
                                                                ===================    ================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                   4,640,130           2,830,644
                                                                ===================    ================

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Three Months Ended March 31,
                                                                           -----------------------------------
                                                                                 2006               2005
                                                                            ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $ (2,387,115)      $ (1,609,709)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                                     247,244            149,723
  Accretion of note discount and other charges                                      525,613                  -
  Unrealized foreign currency (gain) loss                                                 -            (19,294)
  Stock option expense                                                               30,624                  -
  Non-employee stock options                                                              -            424,200
  Loss on derivative instrument                                                     101,000                  -
  Changes in assets and liabilities:
    Accounts receivable (increase) decrease                                        (766,047)         1,362,835
    Refundable federal income taxes (increase)                                            -           (227,325)
    Inventory (increase) decrease                                                (1,062,885)           850,151
    Prepaid expenses (increase)                                                      (4,451)           (52,309)
    Customer advance payments increase                                            1,980,032            140,690
    Accounts payable and accrued expenses (decrease)                             (2,105,244)          (731,309)
                                                                            ----------------   ----------------
  Net cash provided by (used in) operating activities                            (3,441,229)           287,653
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received                                                      -0-         (7,622,453)
Capital  expenditures                                                              (169,441)           (32,496)
                                                                            ----------------   ----------------
    Net cash used in investing activities                                          (169,441)        (7,654,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares (net of issuance costs paid
  in 2005 of $1,154,485)                                                                  -         13,594,265
Financing costs                                                                           -            (20,000)
Net payments on credit facilities                                                (1,240,013)          (766,428)
Proceeds from issuance of long-term debt                                                  -          1,654,474
Repayment of long-term obligations                                                 (177,088)           (75,464)
Repayment of short-term obligations                                                       -         (4,417,707)
                                                                            ----------------   ----------------
    Net cash provided by (used in) financing activities                          (1,417,101)         9,969,140
IMPACT OF FOREIGN CURRENCY EXCHANGE ON CASH                                          (7,362)                 -
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (5,035,133)         2,601,844
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    7,317,364            257,786
                                                                            ----------------   ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 2,282,231        $ 2,859,630
                                                                            ================   ================

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                      $ 392,608          $ 306,212
                                                                            ================   ================
Non-cash transactions:
    Success fee obligation for acquisition                                              $ -          $ 200,000
                                                                            ================   ================
    Stock issued as payment of debt                                                     $ -          $ 303,180
                                                                            ================   ================
    Accrued initial public offering expenditures                                        $ -          $ 427,913
                                                                            ================   ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     1. Financial Statement Presentation

     The unaudited interim consolidated financial statements in this report reflect all adjustments which are, in our opinion, necessary to fairly state the results for the interim periods presented. All adjustments that are material are of a normal recurring nature. Our operating results for the three-month period ended March 31, 2006 do not necessarily indicate the results that should be expected for the year ending December 31, 2006. The unaudited interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

     2. New Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in the Company's financial statements. Prior to January 1, 2006, the Company applied the requirements of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based plans. Under APB 25, generally no compensation expense was recognized for the Company's stock-based plans since the exercise price of granted employee stock options was greater than or equal to the market value of the underlying common stock on the date of grant.

     The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The Company continues to use the Black Scholes model for determining stock option valuations. The provisions of SFAS 123R also apply to awards granted prior to January 1, 2006 that did not vest before January 1, 2006 (transition awards). The compensation cost for the portion of the transition awards that had not vested by January 1, 2006 is based on the grant-date fair value of these transition awards as calculated for pro forma disclosures under the provisions of SFAS 123. Compensation cost for these transition awards are attributed to periods beginning January 1, 2006 and use the Black Scholes method used under SFAS 123, except that an estimate of expected forfeitures is used rather than actual forfeitures. The expected forfeiture rate of 50% is based on forfeiture activity through March 31, 2006.

     The Company recognized as an operating expense, non-cash stock-based compensation cost in the amount of $31,000 in the three months ended March 31, 2006. This had the effect of decreasing net income by $31,000, or $0.01 per diluted share, for the quarter. As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $167,000, which will be recognized over a weighted average term of 9.10 years.

     SFAS 123R requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for all employee stock-based awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the stock-based awards at the date of the grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based employee compensation plans (in thousands except per share amounts):


                                                           Three Months Ended
                                                               March 31, 2005
                                                         ----------------------

Net Loss
--------
As Reported                                                         $(1,610)
Effect of Stock-based Compensation Expense - net
 of tax                                                                 (29)
                                                                     ------
Pro Forma                                                           $(1,639)
                                                                   ========

Loss Per Share
--------------
Basic - As Reported                                                  $(0.57)
Basic - Pro Forma                                                    $(0.58)
Diluted - As Reported                                                $(0.57)
Diluted - Pro Forma                                                  $(0.58)

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

     During 2005, the Company granted options for 301,785 shares to officers and employees of the Company. The options are exercisable at $5.50 a share and vest in cumulative annual installments over three years for the officer and employee options. No options were granted during 2004 or 2003 and no options have yet been exercised.

Activity under these Plans is shown in the following tables:

                                               Three Months Ended
                                                  March 31, 2006
                                      --------------------------------------
                                                     Weighted
                                                     Average       Aggregate
                                                     Exercise    Instrinsic(1)
Shares subject to option                Shares       Price           Value
------------------------                ------       -----           -----
Outstanding at beginning of period      415,085        $5.50         $ --
New Grants (based on fair value of
common stock at dates of grant)              --          --
Exercised                                    --          --
Expired                                      --          --
Forfeited                               (91,895)      $5.50
                                      ----------
Outstanding at end of period            323,190       $5.50         $ --
Exercisable at end of period            187,730       $5.50         $ --


                                               Three Months Ended
                                                 March 31, 2005
                                      --------------------------------------
                                                                   Aggregate
                                                     Weighted     Instrinsic(1)
                                                     Average         Value
                                                     Exercise        (in
Shares subject to option                 Shares       Price        millions)
------------------------                 ------       -----        ---------
Outstanding at beginning of period           --         --          $ --
New Grants                              346,785      $5.50
Exercised                                    --         --
Expired                                      --         --
Forfeited                                    --         --
                                      ---------
Outstanding at end of period            346,785      $5.50          $ --
Exercisable at end of period                 --         --          $ --


     (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

          The total fair value of shares vested during the three months ended March 31, 2006 was $137,000.

The estimated fair value as of the date options were granted during the periods presented using the Black Scholes option-pricing model, was as follows:

                                            Three Months       Three Months
                                                Ended              Ended
                                              3/31/2006          3/31/2005
                                            -----------        -----------
Weighted Average Estimated Fair Value
     Per Share Of Options Granted
     During The Period                             $ -              $3.03
Assumptions:
   Amortized Dividend Yield                          -               0.00%
   Common Stock Price Volatility                     -              60.00%
   Risk Free Rate Of Return                          -               3.78%
   Expected Option Term (in years)                   -               5

The following table summarizes information about stock options at March 31, 2006:


                                         Options Outstanding                                Options Exercisable
                           --------------------------------------------------    ---------------------------------------
                                             Weighted           Weighted                     Weighted       Weighted
                                             Average            Average                      Average        Average
                                            Remaining           Exercise                     Exercise       Remaining
Range of Exercise Prices      Shares     Contractual Life       Price             Shares      Price      Contractual Life
------------------------      ------     ----------------       -----             ------      -----      ----------------

 $5.50 to $5.50              323,190        8.98                $5.50             187,730     $5.50           8.89



At March 31, 2006, options covering 200,215 shares were available for future grants under the 2004 Plan.


     In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This Statement resolves issues addressed in Statement 133
Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect any financial statement implications related to the adoption of this Statement.

     In March 2006, the FASB issued FAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (FAS 156). FAS 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. This Statement is effective January 1, 2007. We do not expect any financial statement implications related to the adoption of this Statement.

3. Financial Position

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained losses of approximately $13.1 million from its inception on January 16, 2002 through March 31, 2006 and has negative working capital of $12.9 million and is in violation of its debt covenants as of March 31, 2006. If the Company is unable to significantly decrease its losses and obtain additional financing needed for growth and to meet tightened vendor payment terms, its financial resources will not be adequate to satisfy its operating and capital requirements for the next 12 months.

     Management's plans include completing the cost reduction begun in January 2006, improved gross margins, improved receivables and inventory management and continuing the development of its customers and markets through its sales initiatives.

     There can be no assurance that the Company will be able to achieve its business plan objectives or that it will be able to generate cash flows from its operations. If the Company is unable to generate adequate funds from its operations or raise additional funds, it may not be able to repay its existing debt or fund its operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. Acquisitions

     In February 2005, Steelbank, Inc. ("Steelbank"), a subsidiary of Tarpon, completed the acquisition of substantially all of the assets, other than the real estate, of the Haines Road facility from Bolton Steel Tube Co., Ltd. ("Bolton"), pursuant to an Asset Purchase Agreement originally entered into in July 2004, as amended. The aggregate purchase price including expenses related to the Haines Road acquisition was approximately $10,190,000 (Cdn. $12,489,000) consisting of (1) approximately $9,211,000 (Cdn. $11,289,000) payable in cash and (2) approximately $979,000 (Cdn. $1,200,000) in a secured, subordinated promissory note, either payable 15 months after closing or by offsetting adjustments made after closing or for purchases by Bolton from Haines Road. The purchase price was allocated as follows: $9,689,000 (Cdn. $11,875,000) for the assets acquired, a $200,000 success fee in connection with the transaction payable to Bainbridge Advisors, a related party, over 24 months, and approximately $301,000 in expenses related to the transaction. The Company funded a portion of the purchase price with proceeds from the initial public offering and from a term loan described in Note 7.

     Pursuant to a guarantee between Tarpon and Bolton, Tarpon guaranteed Steelbank's obligations under the secured subordinated promissory note. As part of the transaction, Tarpon agreed not to compete with Bolton with respect to hot-dipped galvanized products for a period of six months after closing. Bolton also agreed not to compete with Tarpon on the pre-galvanized tubing market for six months. The six month non-compete agreements expired on August 17, 2005.

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

     The following table summarizes the assets acquired in connection with the acquisition of Haines Road converted at the exchange rate in effect at the dates of acquisition:

                                                      Haines Road
                                                    ----------------

   Current assets                                     $ 1,183,000
   Property, plant, and equipment                       5,356,000
   Goodwill                                             2,439,000
   Other intangible assets                              1,212,000
   Land and buildings                                   4,638,000
                                                    ----------------
   Total assets acquired                             $ 14,828,000
                                                    ================


5. Goodwill and Intangible Assets

     The change in goodwill is as follows:

     Balance at December 31, 2005                     $ 2,808,800

     Foreign currency impact                               (4,206)
                                                    ----------------

     Balance at March 31, 2006                        $ 2,804,594
                                                    ================


     The Company completed its annual impairment test in the fourth quarter of 2005 and recorded an impairment loss of $1.1 million to its goodwill and $794,000 to its customer list intangibles. The Company's first quarter 2006 results were below the forecasts utilized in testing for goodwill impairment during the fourth quarter of 2005. If the Company is unable to achieve its forecasted levels of profitability, the Company may conduct an impairment test (outside of its annual testing) during the second quarter of 2006 and additional impairment losses may need to be recognized. It is not reasonably possible to estimate the amount. However, such loss could be material.

     The Company's intangibles assets are valued based on independent appraisal and consist of the following:

                                                   Covenant
                                     Customer      not to
                                     base          compete           Total
                                     --------      -------------    -----------

Balance at December 31, 2005        $ 408,654      $ 284,936        $  693,590

Foreign currency impact                  (386)          (218)             (604)

Amortization                          (17,104)       (16,596)          (33,700)
                                    ---------     --------------   ------------
Balance at March 31, 2006           $ 391,164      $ 268,122        $ 659,286
                                    =========     ==============   ============

     The customer base is being amortized over 10 years and the covenant not to compete is being amortized over the term of the covenant, 6 years. The following is a schedule of future amortization expense for intangible assets:

                 2006                             $  99,145
                 2007                               135,540
                 2008                               132,056
                 2009                               119,165
                 2010                                63,480
                 Thereafter                         109,900
                                                 ----------
                 Total                             $659,286
                                                 ==========

6. Details of Balance Sheet

     The following table sets forth the components of the Company's inventory as of the noted dates:

    INVENTORIES:

                                March 31,             December 31,
                                   2006                   2005
                               -----------            -----------
Raw materials                  $ 4,305,655            $ 3,548,251
Work in process                    213,515                303,096
Finished goods                   3,350,797              2,882,126
Supplies                           100,224                186,165
                               -----------            -----------
     Total                     $ 7,970,191            $ 6,919,638
                               ===========            ===========

     The following table sets forth the components of the Company's property, plant and equipment as of the noted dates:

     PROPERTY, PLANT AND EQUIPMENT:

                                                March 31,         December 31,
                                                  2006                2005
                                              ------------       -------------
Land                                          $  2,646,233       $  2,649,939
Building and leasehold improvements              2,974,204          2,916,370
Machinery and equipment                          5,980,597          5,891,036
Computer equipment                                 336,701            285,406
Transportation equipment                            56,103             56,147
Furniture and fixtures                              74,601             74,683
Construction in progress                            37,174             80,865
                                              ------------       -------------
     Total                                      12,105,613         11,954,446
Accumulated depreciation and amortization       (1,033,885)          (814,746)
                                              ------------       -------------
     Net property, plant and equipment        $ 11,071,728       $ 11,139,700
                                              ============       =============

7.  Debt

     The following table sets forth the components of the Company's short-term debt as of the noted dates:

                                                 March 31,       December 31,
                                                   2006             2005
                                               -----------       ------------
EWCO revolving credit facility                 $ 3,577,969       $ 6,016,786
Steelbank revolving credit facility              3,538,904         2,356,418
First mortgage on Haines Road real estate        2,953,658         2,971,175
                                               -----------       ------------
      Total                                    $10,070,531       $11,344,379
                                               ===========       ============



     The following table sets forth the components of the Company's long-term debt as of the noted dates:

                                                   March 31,      December 31,
                                                     2006            2005
                                                  ----------      ------------
EWCO term loan                                     $  999,033      $ 1,068,733
Steelbank term loan                                 1,439,424        1,531,530
Second mortgage on Haines Road real estate          1,028,160        1,029,600
Third mortgage on Haines Road real estate             428,400          429,000
Convertible debt (less discounts of $509,346
   and $818,980, respectively)                      5,490,654        5,181,020
Other                                                  18,376           21,303
                                                   ----------     ------------
   Total                                            9,404,047        9,261,186
Current portion                                    (9,395,623)      (9,250,944)
                                                   ----------     ------------
Long-term portion                                  $    8,424       $   10,242
                                                   ==========     ============


     Annual maturities of long-term debt and capital lease obligations based on the stated terms of the underlying agreements are as follows:

                2006          $ 3,631,123
                2007            2,896,314
                2008            2,703,799
                2009              592,189
                2010               89,964
                              -----------
                Total         $ 9,913,389
                              ===========


EWCO Credit Facility

     Eugene Welding Company ("EWCO"), a subsidiary of Tarpon, has a credit facility with Standard Federal Bank, N.A., including a revolving credit line for up to $9,000,000, subject to a borrowing base based on eligible inventory and receivables, originally maturing August 31, 2007, and a $1,394,000 term loan. The term loan is payable in equal monthly installments of principal based on a five year amortization ending August 1, 2009, but matures August 31, 2007 if the revolving credit facility is not renewed. The loans are secured by all of the assets of EWCO, approximating $12.9 million, and a guarantee by Tarpon. The principal amount outstanding bears interest, payable monthly, at the bank's prime rate (7.75% at March 31, 2006). The loan agreement requires EWCO to maintain a minimum debt service coverage ratio (generally net income adjusted for depreciation, capital expenditures, and cash distributions and advances, divided by principal payments of debt) of at least 1.50 to 1.00. EWCO's debt service coverage ratio as of March 31, 2006 was 12.0 to 1.0. The loan agreement also requires EWCO to maintain minimum tangible net worth of ($1,855,000) plus 80% of its net income for the preceding fiscal year, starting with net income for 2005. EWCO's tangible net worth as of March 31, 2006 was ($353,840). The loan agreement also generally prohibits dividends and limits EWCO's ability to make capital expenditures in excess of $1,500,000 during the 12 months after its initial public offering and $750,000 a year after such 12-month period.

     EWCO was in compliance with its financial covenants at March 31, 2006. However, due to cross default provisions relative to certain debts at Steelbank and Tarpon, EWCO's debt has been classified as current.

     EWCO must pay a 0.25% unused line of credit fee each month and is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity. Approximately $2,042,000 was available for borrowing under the revolving credit facility, as of March 31, 2006, without violating any of the existing debt covenants.

Steelbank Credit Facility

     On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch. This credit facility provides for a revolving credit line in the maximum principal amount of $8,000,000 Canadian dollars, subject to a borrowing base based on eligible inventory and receivables originally maturing on February 17, 2008, and a term loan in the principal amount of $2,100,000 Canadian dollars. Principal on the term loan is payable in sixty equal monthly installments of $35,000 Canadian dollars beginning on April 1, 2005. The term loan bears interest, which is payable monthly in arrears, at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 1.00% and 1.50% (7.0% at March 31, 2006). The entire amount of the term loan facility will mature on March 1, 2010. Borrowings of Canadian dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 0.75% and 1.25% (7.0% at March 31, 2006). Borrowings of U.S. dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's U.S. prime rate. Under certain circumstances, Steelbank has the option to convert all or any part of its Canadian or United States borrowings to an interest rate equal to a Libor rate plus an applicable margin of between 2.25% and 2.75% or a BA (Banker's Acceptance) rate plus an applicable margin of between 2.25% and 2.75%. Interest on the revolving credit facility is payable monthly in arrears. The obligations under the Loan Agreement are unconditionally guaranteed by Tarpon, and are secured by a security interest in substantially all of the assets of Steelbank, approximating $21.3 million, and Tarpon, other than Tarpon's common shares of EWCO. Steelbank's obligations under the Loan Agreement are also secured by a pledge of all the capital stock of Steelbank pursuant to a share pledge agreement between Tarpon and Lender.

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

     Steelbank was in violation of the tangible net worth, debt service coverage and interest coverage covenants of its loan agreement as of March 31, 2006, driven primarily by the losses sustained this year. As a result of these violations, and a going concern qualification, its debt has been reclassed as a current liability. The Company is currently negotiating a waiver for these violations.

     Each month, Steelbank must pay a .50% unused line of credit fee and an administrative fee of approximately $1,700. As of March 31, 2006, approximately $758,000 was available for borrowing, assuming revision of existing debt covenants.


Steelbank Mortgages

     On May 18, 2005, Steelbank Tubular, Inc. purchased the Haines Road real estate assets for $4,638,000 (Cdn. $5,870,000), including closing fees and expenses, consisting of approximately $530,000 (Cdn. $670,000) in cash, a one year first mortgage totaling $2,765,000 (Cdn. $3,500,000) jointly secured by the Haines Road real estate and a guarantee from the Company payable in equal monthly installments of principal and interest based on a 25 year amortization period and bearing interest at 1.25% above Canadian prime rate (6.25% at December 31, 2005), as well as second and third mortgages from Bolton, payable August 18, 2006, totaling $948,000 (Cdn. $1,200,000) and $395,000 (Cdn.
$500,000) with interest payable monthly at 8% and 10%, respectively, per annum. As of March 31, 2006, approximately $2,954,000 (Cdn. $3,447,000) and the entire balances of $1,028,000 (Cdn. $1,200,000) and $428,000 (Cdn. $500,000) were outstanding under the first, second, and third mortgages, respectively.

Convertible Debt

     On December 13, 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus") in connection with the private placement of a convertible term note (the "Note") issued by the Company in the principal amount of $6,000,000 due December 13, 2008 and common stock purchase warrants (the "Warrants"). The Note is collateralized by all present and future assets of Tarpon and its subsidiaries, including the equity interests of EWCO and Steelbank, subject to a subordination agreement between Tarpon ABN AMRO Bank, N.V., Canadian Province and LaSalle Bank, Midwest, N.A. The Note is payable in equal monthly installments of principal totaling $187,500 commencing on April 1, 2006 through the maturity date and bears interest at prime plus 2% (9.75% at March 31, 2006). As part of the Agreement, the monthly payments of principal and interest, under certain conditions, are convertible into shares of the Company's no par value common stock at a fixed conversion price of $3.27 per share. The Warrants provide for the purchase of up to 390,000 shares of common stock at an exercise price of $3.81 until December 13, 2012. The Company has agreed, pursuant to a registration rights agreement, to use its best efforts to register and maintain an effective registration for the shares of common stock underlying the Laurus Note and Warrants and to process the same to effectiveness. Failure to do so could constitute an event of default, depending on the circumstances, resulting in an additional interest charge of 2% per month on the outstanding balance of the note until the event of default is cured or waived. The Company is also subject to a penalty of $500 per day for failure to register the shares related to the conversion feature.

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

     In connection with this financing, the Company recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature inherent in the instrument. Such discounts are being amortized using the effective interest method over the term of the related debt. The conversion feature itself was deemed to be a derivative under FASB Statement No. 133. The Company estimated the fair value of the conversion feature to be $873,000 and $817,000 as of March 31, 2006 and December 31, 2005, respectively. The $56,000 increase in value is shown under "Loss from derivatives" within the Statement of Operations. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,685,000, including warrants to purchase up to 300,000 shares of common stock to Joseph Gunnar and Company, a related party, recorded as deferred financing costs and amortized over the life of the note. The 300,000 warrants were valued at approximately $432,000 using the Black-Scholes model using the same assumptions described above, except for a term of five years. The warrants were deemed to be a derivative instrument as they can be put back to the Company, and, therefore the corresponding liability was marked to market and recorded at a fair value of $411,000 at March 31, 2006. These warrants are exercisable through December 13, 2010 at $3.27 per share. Although the stated interest rate of the convertible note is the prime rate plus 2%, as a result of the aforementioned discounts and fees, the effective interest rate of the note is approximately 41.8% per annum.

     As of April 30, 2006, the Company had not completed the sale and leaseback of its Haines Road property and had received a going concern opinion for the year ended December 31, 2005 which violated the terms of the Note. The Company has obtained a waiver from Laurus for these violations. In addition, the Company is in violation of certain cross default provisions related to the EWCO and Steelbank credit facilities, resulting in classifying the convertible debt as a current liability. The Company is currently in negotiations with Laurus to obtain a waiver with regard to this violation. The Company is maintaining the balance of deferred finance costs as it believes it will be successful in obtaining this waiver.


7. Comprehensive Loss

   Our comprehensive losses are as follows:


                                               Three Months Ended March 31,
                                              ------------------------------
                                                  2006              2005
                                              -------------     ------------

 Net loss                                     $ (2,387,115)     $ (1,609,709)
 Other comprehensive (loss) -
   foreign currency translation adjustments        (16,673)          (18,366)
                                              -------------     -------------
  Comprehensive loss                          $ (2,403,788)     $ (1,628,075)
                                              =============     =============


8.   Related Party Transactions

     In April 2004, the Company entered into a Management Consulting Agreement with Bainbridge Advisors, Inc., an advisory firm primarily owned by the former Chairman of the Board, President and Chief Executive Officer and his son. On April 15, 2005, the Company amended the Management Consulting Agreement to (1) make a one-time payment of $50,000 in consideration of certain advisory services rendered to the Company that were not originally contemplated by the parties, and (2) increase the monthly fee from $15,000 to $20,000, effective April 2005, and (3) to revise the calculation of the maximum success fee to provide that the maximum success fee shall be $300,000 plus 0.2% of the enterprise value of an acquisition, but only to the extent that the enterprise value of such transaction exceeds $50,000,000. On December 8, 2005, this agreement was extended in accordance with the original agreement for an additional one year term commencing April 7, 2007. The following table summarizes the compensation earned by the former Chairman of the Board, President and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc.:

                                             Three Months Ended March 31,
                                         ------------------------------------
                                            2006                2005
                                         ------------      ---------------

 Advisory services and expenses           $ 67,901            $109,497
 Stock options granted                           -             333,300
 Salaries and benefits                           -                   -
 Success fees                                    -             200,000
                                         ------------      ---------------
         Total                            $ 67,901            $642,797
                                         ============      ===============


     During the three month periods ending March 31, 2006 and 2005, the Company paid the former Chairman of the Board, President and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc. $142,901 and $200,608, respectively.

     As of March 31, 2006, liabilities included $63,889 of the success fees owed for the EWCO, Steelbank and Haines Road acquisitions consummated in 2004 and 2005. This amount was classified as part of accrued expenses.

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

     Joseph Gunnar and Company, LLC ("Gunnar") was the lead underwriter in the Company's 2005 initial public offering, and since such time has assisted the Company in various financing transactions. Gunnar customers hold collectively, a significant amount of its common stock. Gunnar is entitled to participate as an outside observer on the Company's board of directors from which it can exercise significant influence over the activities of the Company. For its services for bridge financing in 2004, Gunnar received a cash fee of $200,000 and 100,000 warrants, subsequently increased to 120,890 warrants as a result of certain anti-dilution privileges contained within the Company's warrant agreement. Gunnar also received cash payments of $83,500 in 2004. The original warrants had An exercise price of $ 6.25 with a term of 5 years. The revised exercise price was reset to $5.17 as a result of the issuance of additional warrants. The 2004 warrants, when issued, had a fair market value of $101,966. In exchange for serving as the underwriter for the Company's Initial Public offering (IPO) in 2005, Gunnar received a cash fee of $1,638,750. For its assistance in securing the convertible note financing (Note 7), Gunnar received a cash fee of $600,000 and 300,000 warrants with an exercise price of $3.27 and a fair market value of $432,000. The Gunnar warrants can be put back to the Company, and were deemed to be a derivative instrument and classified as a liability. At December 31, 2005, these warrants were marked to market with a value of $366,000 and a gain on the instrument was recorded to gain from derivatives. Gunnar also receives a retainer payable monthly in the amount of $7,500 which expires in December 2006. The following table summarizes the compensation earned by Gunnar:


                                            Three Months Ended March 31,
                                        ---------------------------------------
                                               2006                2005
                                         -----------------    -----------------

 Fees and expenses                           $23,500            $   57,426
 Initial public offering                           -             1,638,750
                                        --------------------  ------------------
         Total                               $23,500            $1,696,176
                                        ====================  ==================


9.   Contingencies

     As of December 31, 2004, the Michigan Department of Environmental Quality ("MDEQ") notified the Company that it had concluded that the Company was a "major source" for certain air emissions and that the Company had failed to apply for a Renewable Operating Permit ("ROP") for air emissions not covered by its Permit to Install ("Permit"), then in effect. The Company applied for a revised Permit to obviate the need for a ROP and received the revised Permit in December 2004. The MDEQ and the Company negotiated a resolution of the violations alleged by MDEQ, and the Company paid a settlement amount of approximately $31,000 to resolve the violations alleged by the MDEQ in July 2004. Subsequently, in October 2005, MDEQ Water Bureau cited EWCO for not having separate Storm Water Pollution Prevention Plans for each physical location in Marysville along with other minor infractions. Since that time, separate plans were developed and submitted to the MDEQ for their approval. The Company paid approximately $28,000 as of December 31, 2005 to remediate the issue. The Company did not incur additional costs during the three months ended March 31, 2006 and does not anticipate any further expenses.

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

10.  Income Taxes

     Tarpon has not recognized potential U.S. or Canadian federal tax benefits from its net losses because of the uncertainty regarding its ability to realize future tax benefits of its net operating loss carryforwards. The potential loss carryforward at March 31, 2006 is approximately $11.1 million. If the Company achieves profitability, the net operating loss carryforwards may be available to offset future income taxes.

11.  Segment and Geographic Information

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


                                      Three Months Ended March 31, 2006
                                ------------------------------------------------

                                EWCO               Steelbank           Other (A)

Total
                               -----------         -----------         ---------
----------------
External revenues              $ 11,876,653        $ 5,130,511         $      --
$  17,007,164

Inter-segment sales                 187,405                 --         (187,405)
--

Depreciation and amortization        28,973            218,271                --
247,244

Operating profit (loss)              88,684           (133,549)      (1,346,931)
(1,391,796)

Total assets                     12,862,967         21,256,928         1,301,063
35,420,958

Capital expenditures                     --            169,441                --
169,441


                                      Three Months Ended March 31, 2005

                                ------------------------------------------------

                                 EWCO              Steelbank           Other (A)

Total
                                ----------        ----------          ---------
----------------
External revenues               $ 11,503,723      $ 2,514,633         $      --
$ 14,018,356

Inter-segment sales                  228,232           15,070          (243,302)
--

Depreciation and amortization          5,797          100,399           (37,708)
68,488

Operating profit (loss)             (258,434)        (257,324)       (1,058,934)
(1,574,692)

Total assets                      14,061,662       16,134,827          (241,790)
29,954,699

Capital expenditures                  13,734           18,762                 --
32,496


(A) Other represents information for the Company's parent company, Tarpon which is not allocated into the operating segments.


     Revenues by country for the three months ended March 31 are as follows:


                                             Three Months Ended
                                                  March 31,
                               -----------------------------------------------
                                        2006                      2005
                               ----------------------    ---------------------

United States                           $ 13,833,992             $ 11,956,033
Canada                                     3,173,172                2,062,323
                               ----------------------    ---------------------
        Total                           $ 17,007,164             $ 14,018,356
                               ======================    =====================

12.  Subsequent Events

     In April, 2006, J. Peter Farquhar resigned as Chairman and Chief Executive Officer. James W. Bradshaw, formerly Vice President of Mechanical Tubing for Tarpon, has succeeded Mr. Farquhar as Chairman and Chief Executive Officer. Mr. Farquhar will be a senior consultant to the Company until January of 2007.

     On April 6, 2006,  Tarpon  signed a  definitive  agreement  to purchase the assets of J&J Tube, Inc., located in Russell Springs, Kentucky, for approximately $5 million less closing adjustments. The transaction will be paid for through a combination of cash, seller notes and Tarpon stock.

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

     Some of the statements in this report contain forward looking statements. Forward looking statements include statements relating to performance in "Management's discussion and Analysis of Financial Condition and Results of Operations." In addition we may make forward looking statements in future filings with the Securities and Exchange Commission and in written materials, press releases and oral statements issued by us or on our behalf. Forward looking statements include statements regarding the intent, belief or current expectations of our company and or its officers, including statements preceded by or including forward looking terminology such as "may", "will", "should", "expect", "anticipate", "believe", "plan", "intend", "propose", "estimate", "continue", "predict" or other similar expressions with respect to various matters. Our actual results may differ materially from those projected in the forward looking statements due to numerous factors, particularly those discussed in the "Risk Factors" in our annual report on Form 10K for the year ended December 31, 2005. All forward looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward looking statements that may be made by us or on our behalf in this report otherwise.

Overview of Recent Operations

     During the first quarter of 2006, the Company had net revenues of $17.0 million and a net loss of $2.4 million or ($0.51) per share. This compares with first quarter 2005 revenues of $14.0 million and a net loss of $1.6 million or ($0.57) per share. Our consolidated first quarter 2006 results were materially impacted by the following items:

   o Amortization of finance costs and accretion of note discount, recorded as interest expense, of $532,000
   o    Loss on derivative instruments of $101,000
   o    Stock option expense of $31,000
   o    Severance costs of $94,000

Comparison of Operating Results for the Three Month Periods Ended March 31, 2006 and 2005

Net Revenues

     Listed in the tables below are the net revenues and tonnage shipped for the three months ended March 31, 2006 and 2005:


                            Three Months Ended March 31(dollars in thousands),
                         -----------------------------------------------------------------------------------
                                       2006                                        2005
                         ------------------------------------------ -------------------------------------------
                             Net Revenues         Tonnage           Net Revenues          Tonnage
                         ------------------------------------------ -------------------------------------------
EWCO Tubular                 $    5,744              7,726             $  5,172             6,215
EWCO  SpaceRak                    6,133              4,529                6,332             4,469
Steelbank Tubular*                5,130              4,797                2,514             1,849
                                  -----             ------                -----            -------
   Total                     $   17,007             17,052             $ 14,018            12,533
                             ==========            =======             =========           =======




* Tonnage shipped is not available for consolidated Steelbank, prior to purchase of Haines Road; therefore, tonnage reported reflects information since the acquisition of Haines Road, which occurred in February 2005.

     Net revenue for the first quarter of 2006 increased approximately 21% over the same period in 2005 from $14.0 million to $17.0 million, while volume on a tonnage basis increased 36%.

     EWCO Tubular volume on a tonnage basis increased by approximately 24 % in 2006 over first quarter 2005 with revenues of $5.7 million or 11.1% higher than 2005. Revenue on a per ton basis declined by 10.7% from $832 in the first quarter of 2005 to $743 in the first quarter of 2006, due to market driven reductions during the first three quarters of 2005. Although prices recovered slightly in the fourth quarter of 2005, they did not return to the levels experienced during the first quarter of 2005.

     EWCO's SpaceRak engineered racking tonnage volumes increased approximately 1.3% in the first quarter of 2006. Revenue on a per ton basis declined by 4.4% from $1,417 in the first quarter of 2005 to $1,354 in the first quarter of 2006, due to market driven reductions during the first three quarters of 2005. Although prices recovered slightly in the fourth quarter of 2005, they did not return to the levels experienced during the first quarter of 2005. Net revenues of $6.3 million in the first quarter of 2005 was higher than first quarter 2006 sales of $6.1 million due to a large December 2004 backlog that carried over into January 2005.

     Steelbank Tubular had net revenues of $5.1 million for the first quarter of 2006. Net revenues increased significantly from 2005 levels of $2.5 million. Revenues for 2005 reflected Haines Road only after the acquisition by Steelbank on February 17, 2005.

Cost of Goods Sold and Gross Profit

     Gross profit for the three months ended March 31, 2006 of $1.3 million increased by $545,000, or 71%, over the three months ended March 31, 2005. Gross margins increased to 7.7% from 5.4% for the corresponding periods due to inventory that was acquired in the Haines Road transaction and recorded at fair value, as well as generally lower margins caused by the declining steel market early in 2005. Steel prices in the first quarter of 2006 were fairly stable and began to trend upward toward the end of the quarter. Gross margins were also improved due to the avoidance of lower margin business.

Selling, General and Administrative Expense

     Selling, general and administrative costs increased from $2.3 million, or 16.7% of net revenue, during the first quarter of 2005 to $2.7 million, or 15.9% of net revenue during the first quarter of 2006. Cost increases include audit fees of $215,000, salaries and wages of $468,000 associated with the acquired operations of Haines Road and providing staff to integrate businesses and grow the Company's sales. These increases were partially offset by the decrease of $424,000 associated with stock options issued to directors and consultants in the first quarter of 2005.

Other Income and Expense

     Other income and expense changed from expense of $170,000 to expense of $995,000 for the three months ended March 31, 2005 and March 31, 2006, respectively. The increase is primarily attributable to interest expense and finance costs associated with the Laurus financing, completed in December 2005.

Income Taxes

     Tarpon has not recognized potential U.S. or Canadian federal tax benefits from its net losses because of the uncertainty regarding its ability to realize future tax benefits of its net operating loss carryforwards. The potential loss carryforward at March 31, 2006 is approximately $11.1 million. If the Company achieves profitability, the net operating loss carryforwards may be available to offset future income taxes.

Net Loss

     Net loss increased $777,000 to $2,387,000 for the three months ended March 31, 2006, versus $1,610,000 for the three months ended March 31, 2005 for the reasons described above.

Liquidity and Capital Resources

     As of March 31, 2006, we had a net working capital deficit of $12,874,000, including cash and cash equivalents of $2,282,000, accounts receivable of $8,529,000, inventories of $7,970,000 and total current operating liabilities of $32,179,000, including accounts payable of $8,763,000 and other accrued expenses of $3,950,000. Other current liabilities at March 31, 2006 include $7,117,000 outstanding on revolving credit facilities, a first mortgage on the Haines Road facility of $2,954,000, second and third mortages on the Haines Road facility totaling $1,457,000, convertible note payable to Laurus of $5,491,000, and reclassified term loans of Steelbank and EWCO totaling $2,018,000, due to the Company not being in compliance with certain financial covenants.

     The Company has $3,631,000 of debt maturing within the next twelve months. The Company is seeking to obtain financing for working capital needs, to refinance its short term debts and to finance possible acquisitions, on terms favorable to the Company. There can be no assurance that such financing can be obtained, failing which the Company's unmet financing needs may have a material adverse effect on its operations and continuance of business operations.

Cash Flows From Operating Activities

     Net cash used by the Company's operations during the first three months of 2006 was $3,441,000. Cash was used primarily by (1) $2,387,000 of losses, (2) a $766,000 increase in accounts receivable, (3) a $1,063,000 increase in inventories and (4) a $2,105,000 decrease in accounts payable and accrued expenses, partially offset by advance payments from customers of $1,980,000.

Cash Flows From Investing Activities

     The Company's investing activities in the first three months of 2006 used $169,000 in cash, for capital expenditures, primarily by Steelbank.

Cash Flows From Financing Activities

     The Company's financing activities used $1,417,000 of cash in the first three months of 2006, primarily to pay down credit facilities by $1,240,000 and long-term obligations by $177,000.

Existing Financing Arrangements

     For information on the Company's existing financing arrangements, refer to Footnote 7 in the Tarpon Industries, Inc. and Subsidiaries - Notes to Consolidated Financial Statements contained elsewhere in this report on Form 10-Q.

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

     SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected undiscounted cash flows. The Company completed its annual impairment test in the fourth quarter of 2005 and recorded an impairment loss of $1.1 million to its goodwill and $794,000 to its customer list intangibles. The Company's first quarter 2006 results were below the forecasts utilized in testing for goodwill impairment during the fourth quarter of 2005. If the Company is unable to achieve its forecasted levels of profitability, the Company may conduct an impairment test (outside of its annual testing) during the second quarter of 2006 and additional impairment losses may need to be recognized. It is not reasonably possible to estimate the amount. However, such loss could be material.


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

Grants of Options and Warrants

     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in the Company's financial statements. Prior to January 1, 2006, the Company applied the requirements of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based plans. Under APB 25, generally no compensation expense was recognized for the Company's stock-based plans since the exercise price of granted employee stock options was greater than or equal to the market value of the underlying common stock on the date of grant.

     The Company elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The Company continues to use the Black Scholes model for determining stock option valuations. The provisions of SFAS 123R also apply to awards granted prior to January 1, 2006 that did not vest before January 1, 2006 (transition awards). The compensation cost for the portion of the transition awards that had not vested by January 1, 2006 is based on the grant-date fair value of these transition awards as calculated for pro forma disclosures under the provisions of SFAS 123. Compensation cost for these transition awards are attributed to periods beginning January 1, 2006 and use the Black Scholes method used under SFAS 123, except that an estimate of expected forfeitures is used rather than actual forfeitures.

     We must account for stock options and warrants granted to non-employees using the fair value method. We use the Black-Scholes valuation model for determining the fair value of our options and warrants. That model requires us to make assumptions regarding the expected life of the security, the expected volatility of our stock price during the period, the risk free interest rate and the dividend yield. Varying these assumptions can have a significant impact on our option and warrant valuations and related expenses. The valuation methodology used an assumed term based upon the stated term of ten years, adjusted down for estimated forfeitures, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility as determined by comparing the Company's risk profile with comparable public companies. A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the future.

Contractual Obligations

     As of March 31, 2006, EWCO and Steelbank were in violation of certain financial covenants of its Loan Agreement, resulting primarily from the losses sustained this year. The Companies have not obtained a waiver from their lenders to waive the violation as of March 31, 2006. Accordingly, the related debt has been shown as current as of March 31, 2006. Management believes that it will be successful in its negotiations with its lenders to revise the financial covenants to levels that are attainable by the Company; however, there can be no assurance that an agreement will be reached.

     There have been no other material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 under the caption "Contractual Obligations".



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

     Significant changes in the cost of steel products can cause changes in the buying patterns of customers. In a declining market, many customers become conservative, reduce steel purchases and drive down inventories. The opposite tends to occur in a rising market. 2005 was the continuation of the declining steel market that began late in the third quarter of 2004 and bottomed early in the fourth quarter of 2005. Steel prices remained relatively stable in the fourth quarter of 2005 and began trending upward in the first quarter of 2006. It was anticipated that steel imports would begin to have an impact on steel prices late in the first quarter, but this did not occur due to world-wide demand for steel.

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


                                                              March 31, 2006
                                                          Expected Maturity Dates
                                         2006      2007      2008      2009        2010      Thereafter      Total       Fair Value
                                                                        (U.S.$ equivalent in thousands)

Short-term Debt:
    Variable Rate (U.S.$)              $3,578                                                                $3,578       $ 3,578
         Average interest rate          7.75%
     Variable Rate (Cdn.$)             $6,493                                                                $6,493       $ 6,493
           Average interest rate        6.89%
Long-term Debt:
     Variable Rate (U.S.$)             $1,897     $2,529     $2,341     $ 232                                $6,999       $ 6,999
          Average interest rate         9.53%      9.52%      9.52%     7.75%
     Fixed Rate (U.S.$)                 $   8      $   8      $   2                                          $   18       $    18
           Average interest rate        7.43%      5.24%      5.24%
     Variable Rate (Cdn.$)              $ 270      $ 360      $ 360     $ 360       $  89                    $1,439       $ 1,439
          Average interest rate         7.00%      7.00%      7.00%     7.00%


     The conversion feature of our convertible note and certain stock warrants are considered derivatives under SFAS 133 and their valuation is sensitive to changes in our stock price.

     The table below provides information about the Company's steel inventory that is sensitive to changes in commodity prices, specifically steel prices. The table presents the carrying amount and fair value as of the indicated date:

                                         March 31, 2006
                         --------------------------------------------------
                               Carrying Amount              Fair value
                         --------------------------------------------------
                                (U.S.$ equivalent in thousands)
                         --------------------------------------------------
Steel Inventories......          $7,970             $7,970


ITEM 4. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on their evaluation and review, our principal executive and principal financial officers have concluded that these controls and procedures, as designed and implemented, are not operating effectively. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our first fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

B. A lack of common systems or a common chart of accounts and use of spreadsheets to perform consolidations, which resulted in errors.

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

ITEM 5. OTHER INFORMATION

Risk Factors

     Please refer to, and carefully consider, the "Risk Factors and Risks Related to Our Business" section listed in our Annual Report on Form 10-K for the year ended December 31, 2005, together with the cautionary statement under the caption "Cautionary Statement Regarding Forward Looking Statements" and the other information included in this report For information on significant risks affecting our business, including, but not limited to, our losses and the financing requirements we are experiencing. If any of these risks actually occur, our business, financial condition or results of operations could be materially adversely affected.



ITEM 6. EXHIBITS

Exhibit   Description

31.1 Certitifications of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certifications of Chief Accounting Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certifications of Chief Executive Officer and Acting Chief Financial Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TARPON INDUSTRIES, INC.
                                                 (Registrant)

Dated:  May 15, 2006                        By:    /s/ James W. Bradshaw
                                                  -----------------------------
                                                       James W. Bradshaw
                                            Its:  Chief Executive Officer and
                                                  Acting Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit   Description

31.1 Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certifications of Chief Accounting Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certifications of Chief Executive Officer and Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
          906 of the Sarbanes-Oxley Act of 2002.