Form 10-Q
period 2006-06-30
Tarpon Industries, Inc.
filed 2006-08-21
CIK 1303565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006 or

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

     The number of the registrant's common shares outstanding as of June 30, 2006 was 4,801,982.

                             TARPON INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

                                                                         PAGE

PART I - FINANCIAL INFORMATION............................................2
    ITEM 1.    FINANCIAL STATEMENTS.......................................2
    ITEM 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
               FINANCIAL  CONDITION  AND RESULTS OF OPERATIONS............21
    ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK..........................................31
    ITEM 4.    CONTROLS AND PROCEDURES....................................32

PART II - OTHER INFORMATION...............................................34
    ITEM 1.    LEGAL PROCEEDINGS..........................................34
    ITEM 2.    DEFAULTS UPON SENIOR SECURITIES............................34
    ITEM 5.    OTHER INFORMATION..........................................34
    ITEM 6.    EXHIBITS...................................................34

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             TARPON INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Tarpon Industries, Inc.
Consolidated Balance Sheets --- June 30, 2006 and December 31, 2005......   3
Consolidated Statements of Operations --- For the Three and
   Six Months Ended June 30, 2006 and 2005.....,.........................   4
Consolidated Statements of Cash Flows --- For the Six Months
   Ended June 30, 2006 and 2005..........................................   5
Notes to Consolidated Financial Statements...............................   6

Explanatory Note

This report on Form 10-Q for the six months ended June 30, 2006 has been submitted to the Company's registered independent public accountants for review as required by Regulation S-X. The Company believes that it has responded to the comments of its registered independent public accountants with regard to this Report. However, the registered independent public accountants have not indicated their concurrence with the filing of this Report because their final review procedure is not complete, and in the absence of the filing of an amendment to the Company's Report on Form 10-Q for the three months ended March 31, 2006 to effect the inclusion of default interest for such period (see Note 7, last paragraph). The default interest in question has been reflected in this Report for the six month period ended June 30, 2006 as well as the three month period ended June 30, 2006. The Company proposes to promptly file an amendment to its Report on Form 10-Q for the three months ended March 31, 2006 to reflect such default interest. If such registered independent public accountants have any further comments concerning this Report on Form 10-Q at such time, the Company will consider the same and file an amendment to this Report that may the occasioned thereby.

                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30, 2006         December 31, 2005
                                                                                      ----------------       ------------------
ASSETS:                                                                                 (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                          $          408,799     $          7,317,364
Accounts receivable (less allowance for doubtful accounts for 2006 of
     $307,137 and for 2005 of $192,901                                                      8,526,693                7,730,029
Inventories                                                                                 8,291,945                6,919,638
Unbilled revenue                                                                            1,578,855
Other current assets                                                                          792,865                  367,681
                                                                                      ----------------       ------------------
       Total current assets                                                                19,599,157               22,334,712

Property plant and equipment - net                                                         10,655,536               11,139,700
Deferred financing costs                                                                    1,333,108                1,973,754
Goodwill                                                                                            -                2,808,800
Intangible assets, net of amortization                                                              -                  693,590
Other assets                                                                                        -                   55,365
                                                                                      ----------------       ------------------
TOTAL ASSETS                                                                       $       31,587,801     $         39,005,921
                                                                                      ================       ==================

LIABILITIES AND SHAREHOLDERS' EQUITY / (DEFICIT):
CURRENT LIABILITIES:
Short-term debt                                                                    $       10,530,454     $         11,344,379
Current maturities on long-term debt                                                        8,617,131                9,250,944
Accounts payable - trade                                                                   10,527,078               11,270,836
Customer advance payments                                                                   2,371,769                  121,068
Other current liabilities                                                                   2,077,328                1,430,401
                                                                                      ----------------       ------------------
       Total current liabilities                                                           34,123,760               33,417,628

Long-term debt less current maturities                                                          6,522                   10,242
Other long-term liabilities                                                                   219,000                  382,667
                                                                                      ----------------       ------------------
TOTAL LIABILITIES                                                                          34,349,282               33,810,537

SHAREHOLDERS' EQUITY / (DEFICIT):
Preferred shares; no par value, authorized; no shares issued at June 30,
       2006 and at December 31, 2005                                                                -                        -
Common shares; no par value, 20,000,000 shares authorized at June 30,
       2006 and at December 31, 2005; issued and outstanding, 4,801,982 shares
       at June 30, 2006 and 4,640,130 shares at December 31, 2005                          15,899,763               15,625,625
Accumulated deficit                                                                      (19,264,394)             (10,720,870)
Accumulated other comprehensive income                                                        603,150                  290,629
                                                                                      ----------------       ------------------
          Total shareholders' equity / (deficit)                                          (2,761,481)                5,195,384
                                                                                      ----------------       ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY /(DEFICIT)                              $       31,587,801     $         39,005,921
                                                                                      ================       ==================

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                     ---------------------------         -------------------------
                                                        2006             2005              2006              2005
                                                    -------------    --------------    -------------     -------------
REVENUES:
Sales, net of customer discounts                 $    21,484,931  $     15,086,908  $    38,492,095   $    29,105,264

Cost of goods sold                                    20,022,119        14,192,483       35,515,282        27,426,915
                                                    -------------    --------------    -------------     -------------

          Gross Profit                                 1,462,812           894,425        2,976,813         1,678,349

OPERATING EXPENSES:
Selling, general and administrative expenses           2,419,911         2,121,866        5,331,931         4,480,482
Impairment                                             4,326,177                 -        4,326,177                 -
                                                    -------------    --------------    -------------     -------------
          Total operating expense                      6,746,088         2,121,866        9,658,108         4,480,482


OPERATING LOSS                                       (5,283,276)       (1,227,441)      (6,681,295)       (2,802,133)

OTHER (INCOME) EXPENSE:
Miscellaneous (income) expense                           (4,729)            27,989         (48,737)            41,352
Financing costs                                           21,911            14,776           43,549            29,691
Gain on derivatives                                    (794,000)                 -        (693,000)                 -
Foreign exchange (gain) loss                            (64,837)            71,114         (51,464)          (53,346)
                                                    -------------    --------------    -------------     -------------
          Total other (income) expense                 (841,655)           113,879        (749,652)            17,697
                                                    -------------    --------------    -------------     -------------

INTEREST EXPENSE, NET:
Interest                                               1,255,697           186,818        2,646,916           458,148
Interest income                                          (9,109)              (44)         (35,035)           (4,849)
                                                    -------------    --------------    -------------     -------------
          Total interest expense, net                  1,246,588           186,774        2,611,881           453,299
                                                    -------------    --------------    -------------     -------------

LOSS BEFORE INCOME TAXES                             (5,688,209)       (1,528,094)      (8,543,524)       (3,273,129)
INCOME TAX PROVISION (BENEFIT)                                 -          (60,295)                -         (195,621)
                                                    -------------    --------------    -------------     -------------

NET LOSS                                         $   (5,688,209)  $    (1,467,799)  $   (8,543,524)   $   (3,077,508)
                                                    =============    ==============    =============     =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED    $        (1.22)  $         (0.32)  $        (1.84)   $        (0.82)
                                                    =============    ==============    =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES               4,671,384         4,640,130        4,655,843         3,740,386
OUTSTANDING
                                                    =============    ==============    =============     =============

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Six Months Ended June 30,
                                                                                          2006              2005
                                                                                      -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                           $   (8,543,524)   $    (3,077,508)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         505,312            334,257
     Accretion of note discount and other charges                                        1,142,687                  -
     Unrealized foreign currency gain                                                            -           (24,374)
     Stock option expense                                                                   64,513                  -
     Non-employee stock options                                                                  -            424,200
     Stock issued as compensation                                                           20,000
     Deferred tax benefit                                                                        -          (194,916)
    Gain on derivative instrument                                                        (693,000)                  -
     Impairment                                                                          4,326,177                  -
     Changes in assets and liabilities:
          Accounts receivable (increase) decrease                                        (676,795)          1,574,498
          Refundable federal income taxes increase                                               -           (91,999)
          Inventory (increase) decrease                                                (1,264,490)          1,061,135
          Unbilled revenue increase                                                    (1,578,855)                  -
          Other current assets (increase) decrease                                       (425,184)             51,821
          Customer advance payments increase                                             2,250,701                  -
          Accounts payable and other current liabilities increase (decrease)               887,902        (2,361,600)
                                                                                      -------------     --------------
               Net cash used in operating activities                                   (3,984,556)        (2,304,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs                                                                         (30,531)        (8,151,820)
Payments of FenceMaster obligations                                                      (984,733)                  -
Capital expenditures                                                                     (282,245)          (138,429)
                                                                                      -------------     --------------
                                                                                       (1,297,509)        (8,290,249)
     Net cash used in investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares (net of issuance costs paid in 2005 of                   -         13,512,121
$1,154,485)
Financing costs                                                                                  -           (20,000)
Net (payments) borrowings on credit facilities                                         (1,030,727)            708,587
Proceeds from issuance of long-term debt                                                         -          1,714,524
Repayment of short-term obligations                                                              -          (341,467)
Repayment of long-term obligations                                                       (543,266)        (4,420,743)
                                                                                      -------------     --------------
     Net cash (used in) provided by financing activities                               (1,573,993)       (11,153,022)

IMPACT OF FOREIGN CURRENCY EXCHANGE ON CASH                                               (52,507)            (8,220)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (6,908,565)            550,067
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           7,317,364            257,786
                                                                                      -------------     --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $       408,799   $        807,853
                                                                                      =============     ==============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                      $       803,106   $        458,148
                                                                                      =============     ==============
Non-cash transactions:
     Success fee obligation for acquisition                                        $             -   $        200,000
                                                                                      =============     ==============
     Stock issued as compensation                                                  $        20,000                  -
                                                                                      =============     ==============
     Stock issued as payment of debt                                               $       187,500   $        303,180
                                                                                      =============     ==============
     Accrued initial public offering expenditures                                  $             -   $        427,913
                                                                                      =============     ==============
     Issuance of debt to purchase land and building                                $             -   $      4,141,488
                                                                                      =============     ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Financial Statement Presentation

     The unaudited interim consolidated financial statements in this report reflect all adjustments which are, in our opinion, necessary to fairly state the results for the interim periods presented. All adjustments that are material are of a normal recurring nature. Our operating results for the six-month period ended June 30, 2006 do not necessarily indicate the results that should be expected for the year ending December 31, 2006. The unaudited interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

2. Recent Accounting Pronouncements

     In June 2006, The Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of this interpretation on our financial statements.

3. Financial Position

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has sustained losses of approximately $19.3 million from its inception on January 16, 2002 through June 30, 2006 and has negative working capital of $14.4 million and is in violation of its debt covenants as of June 30, 2006. If the Company is unable to significantly decrease its losses and obtain additional financing needed for growth and to meet vendor payments, its financial resources will not be adequate to satisfy its operating and capital requirements over the next twelve months.

     As of June 30, 2006, the Company had not completed the sale and leaseback of its Haines Road property due to environmental matters described more fully in note 6. In the event a transaction is not consummated, the Company's cash and debt position would not enable it to repay mortgages totaling $4.6 million due August 18, 2006. If the Company is unable to negotiate a transaction or stay of obligation to satisfy the mortgages, it will be in default, which could disrupt operations.

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

     On April 6, 2006, Tarpon signed an agreement to purchase the assets of J&J Tube Inc. While we intend to pursue this transaction, we do not view it as probable unless we are able to raise additional funds.

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

     The following table summarizes the assets acquired in connection with the acquisition of Haines Road converted at the exchange rate in effect at the dates of acquisition:

                                                Haines Road
                                           --------------------
Current assets                             $       1,183,000
Property, plant, and equipment                     5,356,000
Goodwill                                           2,439,000
Other intangibles                                  1,212,000
Land and buildings                                 4,638,000
                                              -----------------
Total assets acquired                      $      14,828,000
                                              =================


5. Goodwill and Intangible Assets

     In the fourth quarter of 2005, the Company completed its annual asset impairment test for all business units and recorded impairment charges related to the Steelbank acquisition in the amount $1.1 million to goodwill and $794,000 to the customer list intangible. The impairment resulted from lower sales and higher than expected customer turnover, as well as rapidly increasing material costs compared with the original business case supporting the carrying values of goodwill and intangibles.

     The Company conducts impairment tests on an annual basis, but also on an interim basis where impairment indicators arise. Steelbank sales and earnings in 2006 have been below forecasts utilized in the impairment test completed in the fourth quarter 2005, largely due to similar factors mentioned above. As a result, the Company conducted an impairment test as of the quarter ended June 30, 2006 and concluded that the carrying value of goodwill and intangible assets exceeded their fair values, resulting in an impairment loss of $3.6 million. The fair value of the Steelbank reporting unit and intangibles was estimated using the expected present value of future cash flows.

         The change in goodwill is as follows:

         Balance at December 31, 2005                  $ 2,808,800
         Foreign currency impact                           114,907
         Impairment                                    (2,923,707)
                                                       -----------
         Balance at June 30, 2006                      $        -
                                                      =============

     The Company's intangible assets are valued based on an independent appraisal and consist of the following:

                                                      Covenant Not
                                   Customer Base      To Compete        Total
                                   -------------      ----------        -----
Balance at December 31, 2005       $   408,654       $    284,936   $   693,590
Foreign currency impact                 16,141             11,096        27,237
Amortization                          (34,694)           (33,663)      (68,357)
Impairment                           (390,101)         ( 262,369)     (652,470)
                                   -----------       ------------   -----------
Balance at June 30, 2006           $         -       $          -   $         -
                                   ===========       ============   ===========


6. Details of Balance Sheet

     UNBILLED REVENUE:

                                   June 30, 2006        December 31, 2005
                                   ----------------     ------------------
                                   $      1,578,855     $           -

     In 2006, the Company undertook several large racking design and construction projects for large specialty retail customers. These projects, led by the Company's SpaceRak division, were completed in phases including engineering and design, construction, installation and completion, and final inspection including sign off by the customer prior to release of final payment. At June 30, 2006, the Company had completed two major racking projects including the installation phase and had incurred all project related costs while awaiting final installation and customer sign off. Unbilled revenue represents the earned revenue that had not been invoiced as of June 30.

     INVENTORIES:

                                     June 30, 2006        December 31, 2005
                                   ----------------     --------------------
      Raw Materials                $     3,578,941      $       3,548,251
      Work in Process                    1,458,962                303,096
      Finished Goods                     3,060,262              2,882,126
      Supplies                             193,780                186,165
                                   ----------------     --------------------
                TOTAL              $     8,291,945      $       6,919,638
                                   ================     ====================

     PROPERTY, PLANT AND EQUIPMENT:

                                         June 30, 2006        December 31, 2005
                                        ---------------      ------------------
    Land                                 $    2,392,888       $   2,649,939
    Building and leasehold improvements       2,807,286           2,916,370
    Machinery and equipment                   6,226,946           5,891,036
    Computer equipment                          348,951             285,406
    Transportation equipment                     57,442              56,147
    Furniture and fixtures                       77,076              74,683
    Construction in progress                     37,174              80,865
                                         ---------------     ------------------
         Total                               11,947,763          11,954,446
    Accumulated depreciation
      and amortization                      (1,292,227)           (814,746)
                                         ---------------     ------------------
    Net Property, Plant and Equipment    $   10,655,536      $   11,139,700
                                         ===============     ==================

     In March 2006, the Company entered into an agreement with Agellan Investments, Inc. ("Agellan") to sell all the land and buildings of the Company's Steelbank operations located in Mississauga, Ontario for Cdn. $6.4 million and lease back the facility for operations. Proceeds were to be used to retire existing mortgages on the property and to provide modest working capital. During the quarter ended June 30, 2006, Agellan, in the course of its due diligence, hired an environmental engineering firm to survey the site. The engineering firm discovered contaminants on the property, a fact previously undisclosed to the Company. Remediation cost estimates range between $0.5 million and $1.2 million. The Company is still in discussions with Agellan to consummate a transaction. Based upon discussions with the prospective purchaser and real estate professionals, management determined the fair value of the property was below the carrying value of the property. Accordingly, an impairment charge of $750,000 has been recorded during the quarter ended June 30, 2006.

     7. Debt

     Short Term Debt

                                       June 30, 2006        December 31, 2005
                                      ----------------     --------------------
   EWCO revolving credit facility       $    3,467,053       $     6,016,786
   Steelbank revolving credit facility       3,997,068             2,356,418
   First mortgage on Haines Road
     real estate                             3,066,333             2,971,175
                                      ----------------     --------------------
      TOTAL                            $    10,530,454       $    11,344,379
                                      ================     ====================

     Long Term Debt

                                       June 30, 2006        December 31, 2005
                                      ----------------     --------------------
    EWCO term loan                     $       929,333       $    1,068,733
    Steelbank term loan                      1,406,633            1,531,530
    Second mortgage on Haines Road
      real estate                            1,071,720            1,029,600
    Third mortgage on Haines Road
      real estate                              446,550              429,000
    Convertible debt (less discounts of
      $870,963 and $818,980, respectively)   4,754,037            5,181,020
    Other                                       15,380               21,303
                                      ----------------     --------------------
           Total                             8,623,653            9,261,186
    Current portion                        (8,617,131)          (9,250,944)
                                      ----------------     --------------------
    Long-term portion                 $          6,522     $         10,242
                                      ================     ====================

     Annual maturities of long-term debt and capital lease obligations based on the stated terms of the underlying agreements are as follows:

                              2006            $      2,847,504
                              2007                   2,503,530
                              2008                   2,571,408
                              2009                     607,435
                              2010                      93,776
                                                 --------------
                              TOTAL           $      8,623,653
                                                 ==============


     EWCO Credit Facility

     Eugene Welding Company ("EWCO"), a subsidiary of Tarpon, has a credit facility with LaSalle Bank Midwest, N.A. which provides for a revolving credit line up to $9,000,000, subject to a borrowing base based on eligible inventory and receivables, originally maturing August 31, 2007; and a $1,394,000 term loan payable in equal monthly installments of principal based on a five year amortization ending August 1, 2009, but maturing August 31, 2007 should the revolving credit line not be renewed.

     Both the revolving credit line and term loan are secured by all of the assets of EWCO, approximating $15.2 million, and a guarantee by Tarpon. The principal amount outstanding bears interest payable monthly at the bank's prime rate (8.25% at June 30, 2006).

     Both loan agreements require EWCO to maintain a minimum debt service coverage ratio (generally net income adjusted for depreciation, capital expenditures, and cash distributions and advances, divided by principal payments of debt) of at least 1.50 to 1.00. Both loan agreements also require EWCO to maintain minimum tangible net worth of ($1,130,000) plus 80% of its net income for the preceding fiscal year (not reduced for losses), starting with net income for 2005. EWCO's debt service coverage ratio as of June 30, 2006 was 0.89 to 1.0, and thus, the Company was not in compliance with this test. EWCO's tangible net worth as of June 30, 2006 was ($1,063,206), surpassing the minimum required. However, as a result of EWCO's non-compliance with its debt service coverage, EWCO was technically in default as of June 30, 2006.

     The loan agreement also generally prohibits dividends, and limits EWCO's ability to make capital expenditures in excess of $1,500,000 during the 12 months after its initial public offering and in excess of $750,000 in the subsequent 12-month period.

     The EWCO credit agreement also provides that it is subject to default interest charges in the event that any of its related obligors, including Steelbank or Laurus are in default. At June 30, 2006 Steelbank was technically in default regarding its covenants, and Tarpon Industries was in default regarding the Laurus Senior Convertible Term Note, EWCO's debt to LaSalle was technically in default, and accordingly, is considered to be a current obligation. EWCO is therefore subject to default interest equivalent to two per cent (2%) per annum and recorded $25,000 and $16,000 in expenses respectively for the first and second quarters of 2006, respectively.

     EWCO must also pay a 0.25% unused line of credit fee each month and is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity. Approximately $109,000 was available for borrowing under the revolving credit facility as of June 30, 2006, assuming revision of existing debt covenants.

Steelbank Credit Facility

     On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit ("Lender"), a division of ABN AMRO Bank N.V., Canada Branch, which provides for (1) a revolving credit line in the maximum principal amount of Cdn. $8,000,000 and subject to a borrowing base based on eligible inventory and receivables originally maturing on February 17, 2008, and (2) a term loan in the principal amount of Cdn. $2,100,000. Principal on the term loan is payable in sixty equal monthly installments of Cdn. $35,000 beginning on April 1, 2005. The term loan bears interest, payable monthly in arrears, at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 1.00% and 1.50% (7.5% at June 30, 2006). The entire amount of the term loan facility will mature on March 1, 2010. Borrowings of Canadian dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 0.75% and 1.25% (7.5% at June 30, 2006). Borrowings of U.S. dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's U.S. prime rate (8.25% at June 30, 2006).

     Under certain circumstances, Steelbank has the option to convert all or any part of its Canadian or United States borrowings to an interest rate equal to a LIBOR rate plus an applicable margin of between 2.25% and 2.75% or a Banker's Acceptance rate plus an applicable margin of between 2.25% and 2.75%. Interest on the revolving credit facility is payable monthly in arrears. The obligations under the Loan Agreement are unconditionally guaranteed by Tarpon, and are secured by a security interest in substantially all of the assets of Steelbank, approximating $17.2 million, and Tarpon, other than Tarpon's common shares of EWCO. Steelbank's obligations under the Loan Agreement are also secured by a pledge of all the capital stock of Steelbank pursuant to a share pledge agreement between Tarpon and Lender.

     The Loan Agreement contains covenants that will limit the ability of Steelbank to, among other things, guarantee additional indebtedness, incur indebtedness, create liens, pay dividends, make certain types of investments, enter into transactions with affiliates, make capital expenditures in excess of Cdn. $500,000 in any fiscal year, sell assets, merge with other companies or enter into any transaction outside the ordinary course of business.

     The loan agreement also requires compliance with several financial covenants, including adjusted net worth of at least Cdn. $4,841,765. For quarters ending on or after June 30, 2005, the minimum adjusted net worth of the previous quarter will be increased by 75% of the net income for that quarter (ignoring quarters in which there is a loss), and the required minimum adjusted net worth was $5,066,112. The loan agreement also requires Steelbank to maintain a debt service coverage ratio (generally net income adjusted for depreciation and amortization, non-cash transactions, and capital expenditures divided by the total of all principal payments of long-term debt, capital leases, subordinated debt and all payments in respect of any distribution), of at least 1.25 to 1.00. It also requires Steelbank to maintain interest coverage (generally net income adjusted for interest expense, bank fees and net costs under interest rate contracts, taxes, depreciation and amortization and non-cash items divided by interest expense plus bank fees and net costs under interest rate contracts), of at least 1.50 to 1.00. Steelbank used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of the Haines Road facility and the cash portion of the Haines Road real estate, to pay transaction fees and expenses, to refinance Steelbank's full-recourse factoring arrangement and for general working capital purposes of Steelbank.

     At June 30, 2006, Steelbank's debt service coverage ratio was 0.39 to 1.00 compared with a required ratio of 1.25 to 1.00, and its interest coverage ratio was 1.67 to 1.00 compared with required 1.50 to 1.00. Hence, Steelbank was not in compliance with its debt service coverage covenant. Additionally, Steelbank's adjusted net worth was Cdn. $4,267,038, below the covenant minimum as adjusted at June 30, 2006 of $5,066,112. Therefore, Steelbank was also in violation of its tangible net worth covenant, resulting from losses sustained in the first six months of 2006 and in prior periods. Due to violation of its debt service and minimum adjusted net worth covenants as well as the Company's going concern qualification, the debt has been classified as a current liability. As a result of the technical defaults, Steelbank is also subject to default interest charges equivalent to two per cent (2%) per annum, and accordingly Steelbank has recorded $15,000 in each of the first and second quarters in 2006, respectively. The Company has negotiated a waiver for default interest applied to the first and second quarters of 2006

     Each month, Steelbank must pay a 0.50% unused line of credit fee and an administrative fee of approximately $1,700. As of June 30, 2006, approximately $740,000 was available for borrowing, assuming revision of existing debt covenants.


Steelbank Mortgages

     On May 18, 2005, Steelbank purchased the Haines Road real estate assets for $4,638,000 (Cdn. $5,870,000), including closing fees and expenses, consisting of approximately $530,000 (Cdn. $670,000) in cash, a one year first mortgage totaling $2,765,000 (Cdn. $3,500,000) jointly secured by the Haines Road real estate and a guarantee from the Company payable in equal monthly installments of principal and interest based on a 25 year amortization period and bearing interest at 1.25% above Canadian prime rate (7.25% at June 30, 2005), as well as second and third mortgages from Bolton, payable August 18, 2006, totaling $948,000 (Cdn. $1,200,000) and $395,000 (Cdn. $500,000) with interest payable monthly at 8% and 10%, respectively, per annum. As of June 30, 2006, approximately $3,066,000 (Cdn. $3,447,000) and the entire balances of $1,072,000 (Cdn. $1,200,000) and $446,000 (Cdn. $500,000) were outstanding under the first, second, and third mortgages, respectively.

Convertible Debt

     On December 13, 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus") in connection with the private placement of a convertible term note (the "Note") issued by the Company in the principal amount of $6,000,000 due December 13, 2008 and common stock purchase warrants (the "Warrants"). The Note is collateralized by all present and future assets of Tarpon and its subsidiaries, including the equity interests of EWCO and Steelbank, subject to a subordination agreement between Tarpon ABN AMRO Bank, N.V., Canadian Province and LaSalle Bank, Midwest, N.A. The Note is payable in equal monthly installments of principal totaling $187,500 commencing on April 1, 2006 through the maturity date and bears interest at prime plus 2% (10.25% at June 30, 2006). As part of the Agreement, the monthly payments of principal and interest, under certain conditions, are convertible into shares of the Company's no par value common stock at a fixed conversion price of $3.27 per share. The Warrants provide for the purchase of up to 390,000 shares of common stock at an exercise price of $3.81 until December 13, 2012.

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

     In connection with this financing, the Company recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature inherent in the instrument. Such discounts are being amortized using the effective interest method over the term of the related debt. The conversion feature itself was deemed to be a derivative under FASB Statement No. 133. The Company estimated the fair value of the conversion feature to be $271,000 as of June 30, 2006, $873,000 as of March 31, 2006, and $817,000 as December 31, 2005.
The $546,000 decrease in value during six months ended June 30, 2006 is shown under "Gain from derivatives" within the Statement of Operations. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,685,000, including warrants to purchase up to 300,000 shares of common stock to Joseph Gunnar and Company, a related party, recorded as deferred financing costs and amortized over the life of the note. The 300,000 warrants were valued at approximately $432,000 using the Black-Scholes model using the same assumptions described above, except for a term of five years. The warrants were deemed to be a derivative instrument as they can be put back to the Company, and, therefore the corresponding liability was marked to market and recorded at a fair value of $219,000 as of June 30, 2006, $411,000 as of March 31, 2006 and $366,000 as of December 31, 2005. The $147,000 decrease in value during the six months ended June 30, 2006 is shown under "Gain from derivatives" within the Statement of Operations. These warrants are exercisable through December 13, 2010 at $3.27 per share. Although the stated interest rate of the convertible note is the prime rate plus 2%, as a result of the aforementioned discounts and fees, the effective interest rate of the Note is approximately 41.8% per annum.

     On May 24, 2006, the Company executed an Omnibus Amendment to the Secured Convertible Term Note between the Company and the Laurus Master Trust whereby the Company executed its payment obligation of principle due May 1, 2006 in the amount of $187,500 in common shares of Tarpon stock in lieu of cash.
Accordingly, Tarpon and Laurus agreed to amend the terms of the Senior Convertible Term Note, and 153,688 shares were issued at $1.22 per share.

     As of June 30, 2006, the Company, while current with respect to interest payments due Laurus, was in default on its principle payment due June 1, 2006. Additionally, the Company was technically in default on the entire amount of principle as of January 1, 2006, and as a result, was subject to a default interest penalty at a rate of two per cent per month times the amount of principle outstanding according to terms provided under the Senior Convertible Term Note agreement. The note is subject to default interest should the company be in violation of any condition relating to its indebtedness. As a result of Steelbank's non-compliance with its loan Covenant to LaSalle Bank as of December 31, 2005, the Company was technically in default on the Laurus note and liable for default interest. Accordingly, the Company has recorded default interest of $428,000 and $341,000 in the first and second quarters, respectively.

8. Stock Options

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

     The provisions of SFAS 123R also apply to awards granted prior to January 1, 2006 that did not vest before January 1, 2006 (transition awards). The compensation cost for the portion of the transition awards that had not vested by January 1, 2006 is based on the grant-date fair value of these transition awards as calculated for pro forma disclosures under the provisions of SFAS 123. Compensation cost for these transition awards are attributed to periods beginning January 1, 2006 and use the Black Scholes method used under SFAS 123, except that an estimate of expected forfeitures is used rather than actual forfeitures. The expected forfeiture rate of 50% is based on forfeiture activity through June 30, 2006.

     The Company recognized as an operating expense, non-cash stock-based compensation cost in the amount of $34,000 in the second quarter and $65,000 in the six months ended June 30, 2006. This had the effect of decreasing net income by $34,000, or $0.01 per diluted share, for the quarter, and $65,000, or $.01 per diluted share for the six months ended June 30, 2006. As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $144,000, which will be recognized over a weighted average period of 1.6 years. The total fair value of options that vested during the three months and six months ended June 30, 2006 were $0 and $94,000 respectively.

     SFAS 123R requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for all employee stock-based awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the stock-based awards at the date of the grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based employee compensation plans (in thousands, except per share amounts):


                                         (in thousands except per share data)

                                      Three Months           Six Months Ended
                                      Ended 6/30/2005          6/30/2005
                                      -------------------   ------------------
    Net Loss:
    As Reported                         $       (1,468)     $         (3,078)
    Effect of Stock-based Compensation                -                     -
    Expense - net of tax                           (61)                  (89)
                                      -------------------   ------------------
         Pro Forma                      $       (1,529)     $         (3,167)
                                      ===================   ==================

         Loss Per Share:
         Basic - As Reported            $        (0.32)     $          (0.82)
         Basic - Pro Forma              $        (0.33)     $          (0.85)
         Diluted - As Reported          $        (0.32)     $          (0.82)
         Diluted - Pro Forma            $        (0.33)     $          (0.85)

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

     During 2005, the Company granted options for 441,785 shares, exercisable at $5.50 per share, to consultants, officers, employees and directors of the Company. During the six months ended June 30, 2006, the Company granted options for 50,000 shares, all issued on April 26, 2006 to James Bradshaw, Chairman and Chief Executive Officer, exercisable at $2.45 per share. All options that have been granted under the plan to officers and employees of the Company vest in cumulative annual installments over three years. Options issued to consultants and directors vest immediately upon issuance. No options were granted during 2004 or 2003 and no options have yet been exercised.

Activity under this plan is shown in the following tables:


                                                Three Months Ended June 30, 2006            Six Months Ended June 30, 2006
                                                --------------------------------            ------------------------------
                                                           Weighted                                      Weighted
         Shares Subject to Option            Shares        Average       Aggregate       Shares          Average      Aggregate
                                                           Exercise      Intrinsic (1)                   Exercise     Intrinsic (1)
                                                           Price         Value                           Price        Value
------------------------------------------- ---------- -- ------------ -------------- ------------- -- ------------ --------------
Outstanding at beginning of period            323,190  $         5.50       --             415,085  $         5.50       --
New Grants (based on fair value of
     common stock at dates of grant            50,000  $         2.45       --              50,000  $         2.45       --
Exercised                                          --  $           --       --                  --  $           --       --
Expired                                            --  $           --       --                  --  $           --       --
Forfeited                                    (60,000)  $         5.50       --           (151,895)  $         5.50       --
                                            ----------                                -------------
Outstanding at end of period                  313,190  $         5.01       --             313,190  $         5.01       --
Exercisable at end of period                  161.063  $         5.50       --             161.063  $         5.50       --

     (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

                                                Three Months Ended June 30, 2005            Six Months Ended June 30, 2005
                                                --------------------------------            ------------------------------
                                                           Weighted                                     Weighted
         Shares Subject to Option            Shares        Average      Aggregate       Shares          Average      Aggregate
                                                           Exercise     Intrinsic (1)                   Exercise     Intrinsic (1)
                                                           Price        Value                           Price        Value
------------------------------------------- ---------- -- ------------ -------------- ------------- -- ------------ --------------
Outstanding at beginning of period                 --  $           --       --                  --  $           --       --
New Grants (based on fair value of
     common stock at dates of grant           346,785  $         5.50       --             346,785  $         5.50       --
Exercised                                          --  $           --       --                  --  $           --       --
Expired                                            --  $           --       --                  --  $           --       --
Forfeited                                          --  $           --       --                  --  $           --       --
                                            ----------                                -------------
                                            ----------                                -------------
Outstanding at end of period                  346,785  $         5.50       --             346,785  $         5.50       --
Exercisable at end of period                       --  $           --       --                  --  $           --       --

     (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

         The total fair value of vested shares on June 30, 2006 was $94,000.

         The estimated fair value as of the date options were granted during the periods presented using the Black Scholes option-pricing model, was as follows:


                                                          Three                Three              Six                Six
                                                          Months               Months             Months             Months
                                                          Ended                Ended              Ended              Ended
                                                        6/30/2006            6/30/2005          6/30/2006          6/30/2005
                                                       -------------     ------------------     -----------     ------------
Weighted Average Estimated Fair Value Per
     Share of Options Granted During the Period     $      1.08       $         N/A         $      1.08      $     3.03
Assumptions:
     Amortized dividend yield                             0.00%                 N/A               0.00%            0.00%
     Common Stock price volatility                        60.00%                N/A               60.00%          60.00%
     Risk free rate of return                             5.00%                 N/A               5.00%            3.78%
     Expected option term (in years)                        3                   N/A                 3                5

     The following table summarizes information about stock options at June 30, 2006:

                               OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                               -------------------                                 -------------------
   Range of                    Weighted Average      Weighted                  Weighted Average        Weighted
   Exercise                       Remaining          Average                     Remaining             Average
   Prices        Shares        Contractual Life      Exercise Price  Shares    Contractual Life        Exercise Price
--------------- ---------- -------------------- --- --------------- --------- -------------------- --- ---------------

$2.45            313,190          7.94          $        5.01       161,063          8.64          $        5.50
to $5.50

     At June 30, 2006, options covering 150,215 shares were available for future grants under the 2004 Plan.

9. Comprehensive Loss

     Our Comprehensive losses are as follows:

                                                    Three Months Ended June 30,           Six Months Ended June 30,
                                                    ---------------------------           -------------------------

                                                        2006               2005              2006               2005
                                                        ----               ----              ----               ----

Net Loss                                         $    (5,089,865)   $    (1,467,799)  $   (7,476,978)    $   (3,077,508)
Other comprehensive income (loss):
     Foreign currency translation  adjustments            329,194           (14,774)          312,521           (33,138)
                                                    --------------     --------------    --------------     -------------
Comprehensive Loss                               $    (4,760,671)   $    (1,482,573)  $   (7,164,457)    $   (3,110,646)
                                                    ==============     ==============    ==============     =============

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

                                              Three Months Ended June 30,        Six Months Ended June 30,
                                              ---------------------------        -------------------------

                                                  2006              2005             2006             2005
                                                  ----              ----             ----             ----

Advisory Services and Expenses              $       67,250   $         72,142  $     136,192   $       182,908
Stock Options                                            -                  -              -           333,300
Success Fees                                             -                  -              -           200,000
                                               ------------     --------------    -----------     -------------
     TOTAL                                  $       67,250   $         72,142  $     136,192   $       516,208
                                               ============     ==============    ===========     =============

     During the six month period ending June 30, 2006 and 2005, the Company paid the former Chairman of the Board, President and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc. $280,640 and $373,103, respectively.

     In February 2006, the board of directors agreed to accelerate the payout of the success fees to Bainbridge Advisors, Inc. The total amount to be paid would not increase, but the total payment term would be reduced from twelve months to five months for the remaining success fee related to the acquisition of Haines Road, which were paid in full as of June 30, 2006.

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

                                          Three Months Ended June 30,        Six Months Ended June 30,
                                          ----------------------------       --------------------------
                                                2006              2005             2006             2005
                                                ----              ----             ----             ----

Fees and Expenses                       $       22,500   $         22,500  $       46,000  $        79,926
Initial Public Offering                              -                  -               -        1,638,750
                                           ------------     --------------    ------------    -------------
     TOTAL                              $       22,500   $         22,500  $       46,000  $     1,718,676
                                           ============     ==============    ============    =============

11. Contingencies

     As of December 31, 2004, the Michigan Department of Environmental Quality ("MDEQ") notified the Company that it had concluded that the Company was a "major source" for certain air emissions and that the Company had failed to apply for a Renewable Operating Permit ("ROP") for air emissions not covered by its Permit to Install ("Permit"), then in effect. The Company applied for a revised Permit to obviate the need for a ROP and received the revised Permit in December 2004. The MDEQ and the Company negotiated a resolution of the violations alleged by MDEQ, and the Company paid a settlement amount of approximately $31,000 to resolve the violations alleged by the MDEQ in July 2004. Subsequently, in October 2005, MDEQ Water Bureau cited EWCO for not having separate Storm Water Pollution Prevention Plans for each physical location in Marysville along with other minor infractions. Since that time, separate plans were developed and submitted to the MDEQ for their approval. The Company paid approximately $28,000 as of December 31, 2005 to remediate the issue. The Company has not incurred additional costs during the six months ended June 30, 2006 and does not anticipate any further expenses.

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

12. Income Taxes

     Tarpon has not recognized potential U.S. or Canadian federal tax benefits from its net losses because of the uncertainty regarding its ability to realize future tax benefits of its net operating loss carryforwards. The potential loss carryforward at June 30, 2006 is approximately $13.3 million. If the Company achieves profitability, the net operating loss carryforwards may be available to offset future income taxes.

13. Segment and Geographic Information

     The Company operates in business segments that are distinguished primarily by geographic location. The EWCO United States operation includes mechanical tube production as well as engineered racking system production. The Steelbank Canadian operation includes mechanical tube production with emphasis on galvanized tube. The products and services, customer base, distribution channel, manufacturing process, procurement and economic characteristics are similar throughout all of the Company's operations. The following table sets forth the Company's segment data.


                                                           Three Months Ended June 30, 2006
                                                           --------------------------------
                                             EWCO             Steelbank         Other (2)            TOTAL
                                             ----             ---------         ---------            -----

External Revenues                     $     15,369,381   $      6,115,550  $              -    $    21,484,931
Inter-Segment Sales                             21,390            211,357         (232,747)                  -
Depreciation and Amortization                   28,460            229,609                 -            258,069
Operating Loss                               (142,803)        (4,159,138)         (981,335)        (5,283,276)
Total Assets                                15,170,420         17,229,285         (811,904)         31,587,801
Capital Expenditures                                 -            282,245                 -            282,245


                                                           Three Months Ended June 30, 2005
                                                           --------------------------------
                                             EWCO            Steelbank         Other (2)             TOTAL
                                             ----            ---------         ---------             -----

External Revenues                     $      9,558,549  $       5,528,359  $             -     $   15,086,908
Inter-Segment Sales                             30,429                  -         (30,429)                  -
Depreciation and Amortization                   26,584             78,657                -            105,241
Operating Profit (Loss)                      (755,806)              5,317        (476,952)        (1,227,441)
Total Assets                                12,808,107         21,658,277      (2,450,738)         32,015,646
Capital Expenditures                            13,734             18,762                -             32,496


                                                            Six Months Ended June 30, 2006
                                                            ------------------------------
                                             EWCO             Steelbank         Other (2)            TOTAL
                                             ----             ---------         ---------            -----

External Revenues                     $     27,246,034   $     11,246,061  $              -    $   38,492,095
Inter-Segment Sales                            208,795            211,357         (420,152)                 -
Depreciation and Amortization                   57,432            447,880                 -           505,312
Operating Loss                                (60,342)        (4,292,687)       (2,328,266)       (6,681,295)
Total Assets                                15,170,420         17,229,285         (811,904)        31,587,801
Capital Expenditures                                 -            282,245                 -           282,245

                                                            Six Months Ended June 30, 2005
                                                            ------------------------------
                                             EWCO             Steelbank         Other (2)            TOTAL
                                             ----             ---------         ---------            -----

External Revenues                     $     21,062,272   $      8,042,992  $              -    $   29,105,264
Inter-Segment Sales                            273,731                  -         (273,731)                 -
Depreciation and Amortization                   70,938            301,027          (37,708)           334,257
Operating Loss                             (1,014,240)          (252,007)       (1,535,886)       (2,802,133)
Total Assets                                12,808,107         21,658,277       (2,450,738)        32,015,646
Capital Expenditures                            37,556            100,873                 -           138,429


     (2) Other represents information for the Company's parent company, Tarpon which is not allocated into the operating segments.

     Revenues by country for the three and six months ended June 30, 2006 and 2005 are as follows:


                           Three Months Ended June 30,            Six Months Ended June 30,
                           ---------------------------            -------------------------
                               2006               2005               2006               2005
                               ----               ----               ----               ----

United States           $     16,969,460   $     11,105,933  $      30,803,452  $      23,061,966
Canada                         4,515,471          3,980,975          7,688,643          6,043,298
                           --------------     --------------    ---------------    ---------------
     TOTAL              $     21,484,931   $     15,086,908  $      38,492,095  $      29,105,264
                           ==============     ==============    ===============    ===============


14. Subsequent Event

     Waiver of Default Interest - In mid August the Company received waivers from the Laurus Master Trust and from LaSalle Business Credit division of ABN AMRO Bank N.V. ("LaSalle") for default interest expense recorded in the first and second quarters of 2006.

     Under the terms of the Laurus Senior Convertible Term Note (the "Note"), in the event that the Company or any of its subsidiaries fails to meet any conditions of its respective loan covenants, the Company is deemed to be in default on the Note and accordingly is liable for default interest expense at a rate of two per cent (2%) per month times the amount of Note principle plus accrued interest outstanding. As of December 31, 2005 and through June 2006, the Steelbank subsidiary of the Company was not in compliance with covenants relating to its revolving credit line. As a result, the Company was liable for default interest on the Note in the amount of $428,000 and $341,000 for the first and second quarters in 2006 respectively.

     On August 16, 2006 Laurus granted a waiver to the Company for the default interest provision of the Note under circumstances whereby the Company or its subsidiaries fails to meet its respective loan covenants, but not in the event of default on payments. In exchange for granting this waiver, the Company agreed to transfer to Laurus 100,000 shares of common stock, and an additional 100,000 shares should the Company raise equity at a future date.

     On August 14, LaSalle granted a waiver for default interest for the first and second quarters in 2006. Steelbank had recorded default interest in the amount of $15,000 for each quarter respectively.

     As a result of waivers granted, the Company expects to relieve its liability for default interest accrued up through the time of the grant and to record a gain in the third quarter 2006.

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

Overview of Recent Operations

     During the second quarter of 2006, the Company had net revenues of $21.5 million and a net loss of $5.1 million or ($1.08) per share compared with second quarter 2005 net revenues of $15.1 million and a net loss of $1.5 million or ($0.32) per share. The second quarter 2006 net loss of $5.1 million included:

o    Impairment of goodwill and intangibles of $3,576,000
o    Impairment of the Haines Road real estate of $750,000
o    Penalty interest of $372,000
o Amortization of finance costs and accretion of note discounts, recorded as interest expense, of $486,000
o    Severance costs of $144,000
o    Gain on derivative instruments of $794,000

     For the first six months of 2006, the Company had revenues of $38.5 million and a loss of $8.5 million or ($1.83) per share. This compares with revenues of $29.1 million and a loss of $3.1 million or ($0.82) per share for the first six months of 2005.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2006 and
2005

Net Revenues

     Listed in the table below are the net revenues and tonnage shipped for the three months ended June 30, 2006 and 2005:


                                                      Three Months Ended June 30,
                                                      ---------------------------
                                             2006                                    2005
                                   Net Revenues          Tonnage           Net Revenues          Tonnage
                                   ------------          -------           ------------          -------

EWCO Tubular                 $           5,934,426           7,592   $           5,077,853           6,170
EWCO SpaceRak                            9,223,598           6,752               4,480,696           3,492
Steelbank Tubular (3)                    6,326,907           5,844               5,528,359           5,050
                                -------------------    ------------     -------------------    ------------
     TOTAL                   $          21,484,931          20,188   $          15,086,909          14,712
                                ===================    ============     ===================    ============


     (3) Tonnage shipped is not available for consolidated Steelbank, prior to purchase of Haines Road; therefore, tonnage reported reflects information since the acquisition of Haines Road, which occurred in February 2005.

     Net revenue for the second quarter of 2006 increased approximately 42% over the same period in 2005 from $15.1 million to $21.5 million, while volume on a tonnage basis increased 37%.

     EWCO Tubular sales volume (tonnage) increased 23% in Q2 2006 over Q2 2005 as a result of growth in the Company's end markets served and increased sales initiatives to improve volume as well as reposition the customer base from a historical concentration on the Recreational Vehicle ("RV") sector (previously about 80% of tubing sales) to a broader customer base including OEM's, agriculture, greenhouse manufacturers and distributors, most of whom can provide higher margins than the RV sector. Second quarter revenues of $5.9 million were 16.4% higher than 2005, as revenue on a per ton basis declined by 5.5% from $823 in the second quarter of 2005 to $782 in the second quarter of 2006. The decline in sales per ton reflected the overall market's response to declining steel costs. Despite lower sales price per ton, EWCO Tubing margins improved year over year as a result of repositioning the customer base.

     Sales of EWCO's SpaceRak, an engineering project driven business, saw an increase in sales of approximately 105.8% in Q2 2006 to $9.2 million compared with $4.5 million in Q2 2005. The sales increase was driven by increased selling efforts to promote the Company's value added engineering design capability, the ability to attract large projects from national customers with multi-sites, and improvement in pricing. As a result, sales volume increased 93% year over year from 3.5 thousand tons in Q2 2005 to 6.8 thousand tons in Q2 2006, while revenue per ton increased by 6.4% from $1,283 in Q2 2005 to $1,366 in Q2 2006. Large national customers accounted for more than 20% of Q2 2006 sales whereas the Company did not have such contracts in Q2 2005.

     Steelbank Tubular sales were $6.3 million in Q2 2006, an increase of 14% over Q2 2005 sales of $5.5. Sales tonnage over the same period increased 15.7% to 5.8 thousand tons in Q2 2006 compared with 5.1 thousand tons in Q2 2005. Sales revenues and volumes reflected the Company's success in increasing market penetration in traditional market segments such as fencing and greenhouse manufacture while expanding to leisure products and equipment as well as tier II automotive parts manufacturers. Revenue on a per ton basis declined by 1.1% from $1,095 in 2005 to $1,083 in 2006 largely reflecting the same trend in hot rolled steel prices during the same respective periods.

Cost of Goods Sold and Gross Profit

     Gross profit for the three months ended June 30, 2006 was $1.5 million or 6.8% of sales compared with $0.9 million or 5.9% of sales for the same period ended 2005. The main driver was growth in volume and improved efficiency in manufacturing labor and overhead.

     While selling prices were increased in Q2 2006, steel costs rose rapidly during the quarter, faster than announced price increases could be implemented for tubing sales.

     For SpaceRak sales, larger jobs had higher material content including purchased (pass thru) part sales with lower margins, although production efficiencies were achieved.

Selling, General and Administrative Expense

     Selling, general and administrative expense including depreciation and amortization was $2.4 million or 11.3% of sales in Q2 2006 compared with $2.1 million or 14.1% of sales in Q2 2005. The $0.3 million increase in cost in 2006 was driven primarily by increases in bad debt expense of $136,000, professional services of $236,000 and salaries and wages of $206,000.

Impairment

     The Company incurred two types of impairment in Q2 2006. Goodwill and intangibles related to the Steelbank and Haines Road acquisitions were determined to be impaired based upon an evaluation of these assets conducted in Q2 2006 in accordance with provisions of SFAS 144. This resulted in an impairment charge of $3.7 million (see Note 5 "Goodwill and Intangible Assets").

     Additionally, the Company incurred an impairment charge related to the Haines Road location in Mississauga, Ontario. The Company learned that the site contained environmental contaminants, which according to Canadian law would not require remediation as long as Tarpon (Steelbank) continued to own the property. However, if the property were sold, remediation would be required. At the end of Q2 2006, the property was under contract for sale. The prospective buyer, which initiated an environmental survey as part of its due diligence, discovered the presence of contaminants. The prospective buyer is still in negotiations to purchase the site, albeit at a reduced value. By comparing the reduced value to the carrying value, the Company determined the Haines Road real estate was impaired by approximately $750,000 (see Note 6 "Details of Balance Sheet").

Other Income and Expense

     Other income and expense in Q2 2006 was income in the amount of $842,000 compared with expense of $114,000 in Q2 2005. In Q2 2006 the Company realized a gain on derivatives in the amount of $794,000 associated with the decreased value of the conversion feature of the Laurus Senior Convertible Term Note.

Interest Expense

     Net interest expense rose to $1,247,000 in Q2 2006 from $187,000 in Q2 2005. In addition to increases in total debt outstanding and increases in interest rates, Q2 2006 was impacted by penalty interest totaling $372,000 .

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

Net Loss

     Net loss increased to $5.7 million for the three months ended June 30, 2006 compared with a loss of $1.5 million for the three months ended June 30, 2005 as a result of the factors cited above.

Comparison of Operating Results for the Six Month Periods Ended June 30, 2006 and 2005

Net Revenues

     Listed in the table below are net revenues and tonnage shipped for the six months ended June 30, 2006 and 2005:

                                                       Six Months Ended June 30,
                                                       -------------------------
                                             2006                                    2005
                                   Net Revenues          Tonnage           Net Revenues          Tonnage
                                   ------------          -------           ------------          -------

EWCO Tubular                 $          11,678,375          15,318   $          10,249,753          12,385
EWCO SpaceRak                           15,356,302          11,281              10,812,519           7,961
Steelbank Tubular (3)                   11,457,418          10,605               8,042,992           6,891
                                -------------------    ------------     -------------------    ------------
     TOTAL                   $          38,492,095          37,204   $          19,105,264          27,237
                                ===================    ============     ===================    ============

     (3) Tonnage shipped is not available for consolidated Steelbank, prior to purchase of Haines Road; therefore, tonnage reported reflects information since the acquisition of Haines Road, which occurred in February 2005.


     For the six months ended June 30, 2006 revenue increased 32% to $38.5 million with volume on a tonnage basis increasing 37% over the same period last year. The increase in revenue results from the acquisition of Haines Road in February 2005 and more aggressive marketing of tubing sales at EWCO Tubing and Steelbank as well as a dramatic increase in the number and size of jobs (as indicated by an approximate 41% increase in tonnage sold) in racking systems at EWCO SpaceRak.

     EWCO Tubular sales volume (tonnage) increased 24% in the first six months of 2006 over the first six months of 2005 as a result of growth in the Company's end markets served and increased sales initiatives to improve volume as well as reposition the customer base from a historical concentration on the RV sector (previously about 80% of tubing sales) to a broader customer base including OEM's, agriculture, greenhouse manufacturers and distributors, most of whom can provide higher margins than the RV sector. Revenues of $11.7 million were 13.7% higher than 2005 as revenue on a per ton basis declined by 8.2% to $762 in the first six months of 2006 from $828 in the first six months of 2005. The decline in sales per ton reflected the overall market's response to declining steel costs. Despite lower sales price per ton, EWCO Tubing margins improved year over year as a result of repositioning the customer base.

     Sales of EWCO's SpaceRak, an engineering project driven business, saw an increase in sales of approximately 42.0% in the first six months of 2006 to $15.4 million compared with $10.2 million in the first six months of 2005. The sales increase was driven by increased selling efforts to promote the Company's value added engineering design capability, the ability to attract large projects from national customers with multi-sites, and improvement in pricing. As a result sales volume increased 41.7% year over year from 8.0 thousand tons in 2005 to 11.3 thousand tons in 2006, while revenue per ton increased by 0.2% to $1,361 in 2006 from $1,358 in 2005.

     Steelbank Tubular sales were $11.5 million in the first six months of 2006, an increase of 42.5% over sales of $6.9 million in the first six months of 2005. Sales tonnage over the same period increased 53.9% to 10.6 thousand tons in 2006 compared with 6.9 thousand tons in 2005. Sales revenues and volumes reflected the Company's success in increasing market penetration in traditional market segments such as fencing and greenhouse manufacture while expanding to leisure products and equipment as well as tier II automotive parts manufacturers. Revenue on a per ton basis declined by 7.5% to $1,080 in 2006 from $1,167 in 2005 largely reflecting the same trend in hot rolled steel prices during the same respective periods.

Cost of Goods Sold and Gross Profit

     Gross profit increased to $3.0 million from $1.7 million for the six month periods ended June 30, 2006 and 2005, respectively. Gross margins increased to 7.7% compared with 5.8% for the six months ended 2005. The increase in gross profit dollars was driven by increases in sales volumes and the addition of the Haines Road acquisition which was purchased in February 2005.

     The sharp increase in gross margin was attributable to better leverage against steel cost increases and higher sales volumes, enabling better utilization of labor and overhead manufacturing costs which are more fixed in nature. Material costs were 68.5% of sales in the first six months of 2006 compared with 70.2% in 2005. Material costs as a percent of sales were higher in 2005 largely as a result of the Company's concentration in certain lower margin market sectors such as Recreational Vehicle. In 2006 the Company has broadened its market presence to include higher margin industries such as distributors and manufactures of fencing, gates and panels, and leisure products. The Company has also increased its SpaceRak business as a larger percentage of total company sales. SpaceRak gross margins tend to be 300 to 400 basis points higher margin than that of tubing sales. Finally, the Company was successful in putting through price increases in the current market as compared with a year ago.

Selling, General and Administrative Expense

     Selling, general and administrative costs increased to $5.3 million or 13.9% of sales during the first six months of 2006 from $4.5 million or 15.4% of sales during the first six months of 2005. These costs reflect an increase in salaries and wages of $700,000 associated with the acquired operations of EWCO and Haines Road and providing staff to integrate businesses and grow our sales. These expenses will remain high as a percentage of revenues unless and until we can increase sales to absorb these costs. Additionally, an increase of $116,000 in bad debt expenses drove the overall increase in SG&A expense in 2006.

Impairment

     The Company incurred two types of impairment in Q2 2006. Goodwill and intangibles related to the Steelbank and Haines Road acquisitions were determined to be impaired based upon an evaluation of these assets conducted in Q2 2006 in accordance with provisions of SFAS 142. This resulted in an impairment charge of $3.7 million (see Note 5 "Goodwill and Intangible Assets").

     Additionally, the Company incurred an impairment charge related to the Haines Road location in Mississauga, Ontario. The Company learned that the site contained environmental contaminants, which according to Canadian law would not require remediation as long as Tarpon (Steelbank) continued to own the property. However, if the property were sold, remediation would be required. At the end of Q2 2006, the property was under contract for sale. The prospective buyer, which initiated an environmental survey as part of its due diligence, discovered the presence of contaminants. The prospective buyer is still in negotiations to purchase the site, albeit at a reduced value. Using estimates by environmental firms, the Company determined the Haines Road land was impaired by approximately $750,000 (see Note 6 "Details of Balance Sheet").

Other Income and Expense

     Other income and expense resulted in income for the first six months of 2006 in the amount of $750,000 compared with expense in 2005 of $18,000. The increase in other income in 2006 was primarily due to a $693,000 gain on derivatives associated with the conversion feature of the Senior Term Convertible Note due to the Laurus Master Trust.

Interest Expense

     Interest expense increased in 2006 to $2.6 million in the six months ended June 30, 2006 compared with $458,000 in 2005. In addition to increases in total debt outstanding and increases in interest rates, the Company was impacted by penalty interest of $840,000.

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

Net Losses

     Net losses increased $5.4 million to $8.5 million for the six months ended June 30, 2006 versus $3.1 million for the six months ended June 30, 2005 for the reasons set forth above.

Liquidity and Capital Resources

     As of June 30, 2006, we had a net operating working capital deficit of approximately $14.5 million, including cash and cash equivalents of approximately $409,000, accounts receivable of approximately $8.5 million, inventories of approximately $8.3 million, unbilled revenue of $1.6 million, and total current operating liabilities of approximately $34.1 million, including accounts payable of approximately $10.5 million and other accrued expenses of $4.4 million. Other current liabilities at June 30, 2006 include $7.5 million outstanding on revolving credit facilities and a first mortgage on the Haines Road facility of approximately $3.1 million, as well as approximately $5.1 million of term loans reclassified as current due to the Company not being in compliance with certain financial covenants.

     The Company has approximately $13.4 million of debt maturing within the next twelve months. The Company is anticipating one or more acquisitions which will require a presently unknown amount of cash and which the Company believes are required to make its operations more efficient and which will also better utilize its resources. The Company is seeking to obtain financing for working capital needs, to refinance its short term debts and to finance possible acquisitions, on terms favorable to the Company. There can be no assurance that such financing can be obtained, failing which the Company's unmet financing needs may have a material adverse effect on its operations and continuance of business operations.

Cash Flows From Operating Activities

     Net cash used by the Company's operations during the first six months of 2006 was approximately $5.0 million. Cash was used primarily by (1) $8.0 million of losses before depreciation and amortization, (2) $677,000 increase in accounts receivable, primarily due to increased sales, (3) $1.6 million increase in unbilled revenue earned on larger construction type projects and (4) $1.3 million increase in inventories (excluding the acquisition of Haines Road). These uses were partially offset by a $2.3 million increase in customer advance payments used to finance material costs associated with large orders and a $888,000 increase in accounts payable and other current liabilities.

Cash Flows From Investing Activities

     The Company's investing activities used approximately $1.3 million in the first six months of 2006. Cash was used primarily for the payment of FenceMaster obligations of $985,000 and $282,000 for capital expenditures.

Cash Flows From Financing Activities

     The Company's financing activities used approximately $1.6 million of cash flows in the first six months of 2006. Cash was used for principal payments on the Company's revolving credit facilities of $1.0 million and term notes of $543,000.

Existing Financing Arrangements

     For information on the Company's existing financing arrangements,  refer to
Note 6 in the Tarpon Industries, Inc. and Subsidiaries - Notes to Consolidated Financial Statements Contained elsewhere in this report on Form 10-Q.

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

     SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected undiscounted cash flows. The Company completed its annual impairment test in the fourth quarter of 2005 and recorded an impairment loss of $1.1 million to its goodwill and $794,000 to its customer list intangibles. The Company's results for the three months and six months ended June 30, 2006 were below the forecasts utilized in testing for goodwill impairment during the fourth quarter of 2005. As a result, the Company recorded an additional impairment loss of $2.9 million to its goodwill and $652,000 to its customer list intangibles, thus eliminating the remaining carrying values of those assets. See note 5, Goodwill and Intangible Assets.

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

Contractual Obligations

     As of June 30, 2006, EWCO and Steelbank were in violation of certain financial covenants of their loan agreements, resulting primarily from the losses sustained this year. The companies have not obtained a waiver from their lenders to waive the violation as of June 30, 2006. Accordingly, the related debt has been shown as current as of June 30, 2006. Management believes that it will be successful in its negotiations with its lenders to revise the financial covenants to levels that are attainable by the Company; however, there can be no assurance that an agreement will be reached.

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

                                  June 30, 2006
                             Expected Maturity Dates
                             -----------------------
                         (U.S.$ equivalent in thousands)
                                                                                                There-                   Fair
                                     2006         2007          2008         2009        2010   after        Total       Value
                                     ----         ----          ----         ----        ----   -------       -----      ----
Short-term Debt:
     Variable Rate (U.S.$)       $    3,467                                                               $ 3,467     $    3,578
          Average Interest Rate       8.25%
     Variable Rate (Cdn.$)       $    7,063                                                               $ 7,063     $    7,063
          Average Interest Rate       7.39%
Long-term Debt:
     Variable Rate (U.S.$)       $    1,452  $      2,529  $     2,341  $       232                       $ 6,554     $    6,554
          Average Interest Rate       9.61%         9.58%        9.58%        8.25%
     Fixed Rate (U.S.$)          $        5  $          8  $         2                                    $    15     $       15
          Average Interest Rate       7.03%         5.24%        5.24%
     Variable Rate (Cdn.$)       $      188  $        375  $       375  $       375  $      94            $ 1,407     $    1,407
          Average Interest Rate       7.00%         7.00%        7.00%        7.00%
     Fixed Rate (Cdn.$)          $    1,518                                                               $ 1,518     $    1,518
          Average Interest Rate       8.59%

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

     The table below provides information about the Company's steel inventory that is sensitive to changes in commodity prices, specifically steel prices. The table presents the carrying amount and fair value as of the indicated date:

                                                     June 30, 2006
                                          (U.S.$ equivalent in thousands)
                                   Carrying Amount               Fair Value
                                   ---------------               ----------
Steel Inventories...........          $8,292                      $8,292


ITEM 4. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on their evaluation and review, our principal executive and principal financial officers have concluded that these controls and procedures, as designed and implemented, are not operating effectively. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     As a public company, we have significant requirements for enhanced financial reporting and internal controls. We are taking steps to unify the financial reporting of all of our component companies, to increase our accounting and information technology staff and to put in place internal controls concerning accounting entries and adjustments, with full documentation, which are responsive to issues raised by our Independent Registered Public Accounting Firm and, as of this time, we have made progress on these points. We have hired additional staff and are in the initial planning phase of upgrading our information technology systems. We expect these steps to be completed by December 31, 2006, but it is possible that they might not be completed by then.

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

ITEM 2. DEFAULTS UPON SENIOR SECURITIES

     The company is not in compliance with certain financial covenants with its lending institutions, for which it has obtained non-binding commitments to adjust such covenants and maintain compliance. See notes 5 and 6 in the Tarpon Industries, Inc. and Subsidiaries - Notes to Consolidated Financial Statements contained elsewhere in this report on Form 10-Q.

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


                                             TARPON INDUSTRIES, INC.
                                             (Registrant)

Dated:  August 21, 2006                      By:/s/ James W. Bradshaw
                                                ------------------------------
                                                James W. Bradshaw
                                                Its:  Chief Executive Officer

                                  EXHIBIT INDEX

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