Form 10-Q
period 2006-09-30
Tarpon Industries, Inc.
filed 2006-11-14
CIK 1303565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006 or

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

     The number of the registrant's common shares outstanding as of November 10, 2006 was 4,993,712.

                             TARPON INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

                                                                           PAGE
PART I - FINANCIAL INFORMATION................................................2
         ITEM 1.    FINANCIAL STATEMENTS......................................2
         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS......................23
         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK..............................................34
         ITEM 4.    CONTROLS AND PROCEDURES..................................35

PART II - OTHER INFORMATION..................................................37
         ITEM 1.    LEGAL PROCEEDINGS........................................37
         ITEM 2.    DEFAULTS UPON SENIOR SECURITIES..........................37
         ITEM 5.    OTHER INFORMATION........................................38
         ITEM 6.    EXHIBITS.................................................38


Explanatory Note:

     This report on Form 10-Q for the nine months ended September 30, 2006 has been submitted to the Company's registered independent public accountants for review as required by Regulation S-X. The registered independent public accountants have not indicated their concurrence with the filing of the Report because they have been recently appointed and their final review procedure is not complete. If such registered independent public accountants have any comments concerning this Report on Form 10-Q, the Company will consider the same and file an amendment to this Report that may be occasioned thereby.

     Additionally, this report on Form 10Q is being filed in advance of the Amended 10Q's for the periods ended March 31, 2006 and June 30, 2006 to be filed subsequent to this report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             TARPON INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                           Page
Tarpon Industries, Inc.
Consolidated Balance Sheets --- September 30, 2006 and December 31, 2005.....3
Consolidated Statements of Operations --- For the Three and Nine Months
     Ended September 30, 2006 and 2005.......................................4
Consolidated Statements of Cash Flows --- For the Nine Months Ended
     September 30, 2006 and 2005.............................................5
Notes to Consolidated Financial Statements...................................6


                           CONSOLIDATED BALANCE SHEETS

                                                                                      September 30, 2006       December 31, 2005
ASSETS:                                                                                 (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                                          $           174,918     $            7,317,364
Accounts receivable (less allowance for doubtful accounts for 2006 of
     $277,867 and for 2005 of $192,901)                                                     10,858,014                  7,730,029
Inventories                                                                                  8,031,991                  6,919,638
Other current assets                                                                           739,781                    367,681
                                                                                      -----------------       --------------------
                                                                                  $         19,804,704                 22,334,712
       Total current assets

Property plant and equipment - net                                                          10,502,638                 11,139,700
Deferred financing costs - net                                                               1,093,110                  1,973,754
Goodwill                                                                                             -                  2,808,800
Intangible assets, net of amortization                                                               -                    693,590
Other assets                                                                                         -                     55,365
                                                                                      -----------------       --------------------
TOTAL ASSETS                                                                       $        31,400,452     $           39,005,921
                                                                                      =================       ====================

LIABILITIES AND SHAREHOLDERS' EQUITY / (DEFICIT):
CURRENT LIABILITIES:
Short-term debt                                                                    $        13,793,505     $          11,344,379
Current maturities of long-term debt                                                         8,510,349                 9,250,944
Accounts payable - trade                                                                    10,204,601                11,270,836
Customer advance payments                                                                      267,846                   121,068
Other current liabilities                                                                    1,504,079                 1,430,401
                                                                                      -----------------       --------------------
       Total current liabilities                                                            34,280,380                33,810,537

Long-term debt less current maturities                                                           4,595                    10,242
Other long-term liabilities                                                                    126,000                   382,667
                                                                                      -----------------       --------------------
TOTAL LIABILITIES                                                                           34,410,975                33,810,537

SHAREHOLDERS' EQUITY / (DEFICIT):
Preferred shares; no par value, authorized; no shares issued at September 30,
       2006 and at December 31, 2005                                                                 -                          -
Common shares; no par value, 20,000,000 shares authorized at September 30,
       2006 and at December 31, 2005; issued and outstanding, 4,801,982 shares
       at September 30, 2006 and 4,640,130 shares at December 31, 2005                     16,124,940                 15,625,625
Accumulated deficit                                                                       (19,711,000)              (10,720,870)
Accumulated other comprehensive income                                                        575,537                    290,629
                                                                                      -----------------       --------------------
          Total shareholders' equity / (deficit)                                           (3,010,523)                 5,195,384
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY /(DEFICIT)                              $       31,400,452       $         39,005,921
                                                                                      =================       ====================

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                        2006             2005              2006              2005
                                                    -------------    --------------    -------------     -------------
REVENUES:
Sales, net of customer discounts                 $   19,995,167   $    15,341,121    $    58,530,359   $    44,446,385

Cost of goods sold                                   18,171,033        13,794,780         53,941,848        41,509,714
                                                    -------------    --------------    -------------     -------------

          Gross Profit                                1,824,134         1,546,341          4,588,511         2,936,671

OPERATING EXPENSES:
Selling, general and administrative expenses          1,782,239         3,096,654          6,821,088         7,368,947
Impairment                                                    -                 -          4,326,177                 -
                                                    -------------    --------------    -------------     -------------
          Total operating expense                     1,782,239         3,096,654         11,147,265         7,368,947
                                                    -------------    --------------    -------------     -------------


OPERATING INCOME (LOSS)                                  41,895        (1,550,313)       (6,558,754)       (4,432,276)

OTHER (INCOME) EXPENSE:
Miscellaneous (income) expense                           23,134            10,380            55,046
                                                                                                             (28,098)
Financing costs                                          21,931             8,886            65,479            28,204
(Gain) on derivatives                                  (268,874)              -            (961,874)             -
(Gain) on Settlement of Default
Interest
Liability                                              (389,250)                           (389,250)
Foreign exchange (gain)                                 (59,564)         (555,419)         (111,028)          (608,765)
                                                    -------------    --------------    -------------     -------------
          Total other (income) - net                   (672,623)         (536,153)       (1,341,627)          (608,659)
                                                    -------------    --------------    -------------     -------------

INTEREST EXPENSE, NET:
Interest                                               1,161397           268,135         3,808,314            736,655
Interest income                                            (276)           (4,801)          (35,311)            (9,650)
                                                    -------------    --------------    -------------     -------------
          Total interest expense, net                 1,161,121           263,334         3,773,003            727,005
                                                    -------------    --------------    -------------     -------------

LOSS BEFORE INCOME TAXES                               (446,603)       (1,277,494)       (8,990,130)        (4,550,622)
INCOME TAX PROVISION (BENEFIT)                                 -          135,548                 -            (60,073)
                                                    -------------    --------------    -------------     -------------

NET LOSS                                         $     (446,603)  $    (1,413,042)  $    (8,990,130)   $    (4,490,549)
                                                    =============    ==============    =============     =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED    $        (0.09)  $         (0.30)  $        (1.89)   $         (1.11)
                                                    =============    ==============    =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES              4,929,973          4,640,130       4,750,930          4,043,596
OUTSTANDING
                                                    =============    ==============    =============     =============


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                                Nine Months Ended
                                                                                               September 30,
                                                                                           2006              2005
                                                                                       -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                            $   (8,990,130)   $   (4,490,549)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                          722,823           478,369
     Accretion of note discount and other charges                                         1,601,629                 -
     Unrealized foreign currency loss (gain)                                                284,908       (1,002,051)
     Stock option expense                                                                    99,689                 -
     Non-employee stock options                                                                   -           455,000
     Stock issued as compensation                                                           20,000
    Gain on derivative instrument                                                         (961,874)                 -
    Impairment                                                                            4,326,177                 -
  Gain on Settlement of Default Interest Liability (389,250) Changes in assets            (389,250)
    and liabilities:
          Accounts receivable (increase) decrease                                       (2,998,874)           753,096
          Refundable federal income taxes (increase) decrease                                24,863          (45,686)
          Inventory (increase) decrease                                                   (986,250)         1,619,017
          Other current assets (increase) decrease                                        (301,359)            86,046
          Customer advance payments increase                                                146,778                 -
          Accounts payable and other current liabilities increase (decrease)                464,193         (199,267)
                                                                                       -------------     -------------
               Net cash used in operating activities                                    (6,936,677)       (1,947,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs                                                                          (35,861)       (8,195,681)
Payments of FenceMaster obligations                                                       (984,733)                 -
Capital expenditures                                                                      (283,258)         (159,779)
                                                                                       -------------     -------------
     Net cash used in investing activities                                              (1,303,852)       (8,355,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares (net of issuance costs paid in 2005 of                    -        13,512,121
$1,154,485)
Net borrowings on credit facilities                                                       2,223,422           868,087
Proceeds from issuance of long-term debt                                                          -         1,694,232
Repayment of short-term obligations                                                       (187,500)       (4,695,731)
Repayment of long-term obligations                                                        (533,557)         (502,027)
                                                                                       -------------     -------------
     Net cash provided by financing activities                                            1,502,365        10,876,682

IMPACT OF FOREIGN CURRENCY EXCHANGE ON CASH                                               (404,282)           183,107
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (7,142,446)           756,829
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            7,317,364           257,786
                                                                                       -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $       174,918   $     1,014,615
                                                                                       =============     =============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                       $     1,222,354   $       763,655
                                                                                       =============     =============
Non-cash transactions:
     Success fee obligation for acquisition                                         $             -   $       200,000
                                                                                       =============     =============
     Stock issued as payment of debt                                                $       187,500   $       303,180
                                                                                       =============     =============
     Accrued initial public offering expenditures                                   $             -   $       427,913
                                                                                       =============     =============
     Issuance of debt to purchase land and building                                 $             -   $     4,141,488
                                                                                       =============     =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Financial Statement Presentation

         The unaudited interim consolidated financial statements in this report reflect all adjustments which are, in our opinion, necessary to fairly state the results for the interim periods presented. All adjustments that are material are of a normal recurring nature. Our operating results for the nine-month period ended September 30, 2006 do not necessarily indicate the results that should be expected for the year ending December 31, 2006. The unaudited interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. The accounting policies followed by the Corporation with respect to the unaudited interim financial statements are consistent with those stated in the Company's Annual Report on Form 10-K. The Company filed amended forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006. All resulting adjustments and corrections are reflected in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation for this Form 10-Q.

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

     In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155 "Accounting for Certain Hybrid Financial Instruments - An amendment of FASB Statements No. 133 and 140". This Statement requires evaluation of all interests in securitized financial assets to determine whether they represent either freestanding derivatives or contain embedded derivatives. These interests were previously exempted from such evaluation. SFAS No. 155 permits any hybrid instrument, such as an interest in securitized financial assets containing an embedded derivative, to be accounted at fair value as opposed to bifurcating and accounting for the embedded derivative separate from the host instrument. This Statement also eliminates restrictions on a qualifying special purpose entity's ability to hold passive derivative financial instruments pertaining to beneficial interests that are, or contain, a derivative financial instrument. Tarpon will adopt this Statement in the first quarter of 2007, and does not expect the adoption to have a material impact on Tarpon's financial position or results of operations. This statement is effective for fiscal years beginning after September 15, 2006. We are currently assessing the impact of this statement on our financial statements.

     In July 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income taxes - An interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Tarpon will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings. Tarpon is currently assessing the impact of this Interpretation on Tarpon's financial position and results of operations.

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements". This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value, and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning subsequent to November 15, 2007.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 requires that public companies utilize a dual-approach to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. Financial statements would require adjustment when a misstatement is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. It is not expected that SAB 108 will have a material impact on the Company's financial condition or the results of its operations.

3.   Financial Position

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has sustained losses of approximately $19.5 million from its inception on January 16, 2002 through September 30, 2006 and has negative working capital of $14.3 million and is in violation of its debt covenants as of September 30, 2006. If the Company is unable to significantly decrease its losses and obtain additional financing needed for growth and to meet vendor payments, its financial resources will not be adequate to satisfy its operating and capital requirements over the next twelve months.

     The Company is currently attempting to obtain financing via an equity raise. While there is a market for such financing, the Company is evaluating whether the financing can provide sufficient capital to enable it to achieve its business plan objectives. If the Company is unable to generate adequate funds from its operations or raise additional funds, it may not be able to repay its existing debt or fund its operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


     On September 7, 2006, the American Stock Exchange ("AMEX") notified the Company that it was not in compliance with the AMEX Company Guide in two respects: (1) the Company's audit committee, as a result of a resignation of an independent director, then consisted of two members whereas three members are required; and (2) The Company was not in compliance with the AMEX Guide for having issued a total of 288,415 shares of common stock during 2006 without prior approval of AMEX as required by Section 301 of the Guide.


     Additionally, on September 30, 2006, AMEX advised the Company that based upon a review of the Company's Form 10-Q for the period ended June 30, 2006 that its financial condition has become so impaired that it appeared questionable, in the opinion of AMEX, as to whether the Company would be able to continue operations and/or meet its obligations, as required by Part 10 of the Guide. The Company was given until September 26, 2006 to submit a plan subject to AMEX evaluation, which would bring the Company into compliance by December 10, 2006.

     As of October 12, 2006, the Company appointed Gerald J. Stein as an independent director to serve on the Company's audit committee. The Company has also addressed with AMEX the measures required to reach compliance regarding approval of issuance of shares as required. Additionally, on September 26, 2006, the Company submitted on a timely basis, a plan subject to AMEX review, to enable the Company to retain its listing status. AMEX is currently evaluating this plan and the Company's capability to carry out its plan. Should the Company fail to receive AMEX approval or be able to execute its plan, the Company would be subject to delisting proceedings. During the period where the Company has not yet demonstrated compliance, a "BC" suffix has been added to the Company's trading symbol to denote non-compliance.

     As of the current date, the Company has not paid and retired the first, second and third mortgages on its Haines Road property which became due on August 18, 2006. It is in the process of completing a sale and leaseback of the property with Agellan Investments, Inc. (see note 6), the proceeds from which would be used to retire the mortgages. On August 25, 2006, the Company was granted an extension of two months by First National, the first mortgage holder. The Company has also received an extension from Bolton, the holder of the second and third mortgages, as of this date. The property is currently under contract for sale and is expected to close before year end 2006.

4.   Goodwill and Intangible Assets

     In the fourth quarter of 2005, the Company completed an impairment test for all business units and recorded impairment charges related to the Steelbank acquisition in the amount $1.1 million to goodwill and $794,000 to the customer list intangible. The impairment resulted from lower sales and higher than expected customer turnover, as well as rapidly increasing material costs compared with the original business case supporting the carrying values of goodwill and intangibles.

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


         The change in goodwill is as follows:

         Balance at December 31, 2005                     $        2,808,800
         Foreign currency impact                                     114,907
         Impairment Recorded as of June 30, 2006                 (2,923,707)
                                                             ----------------
         Balance at June 30 and September 30, 2006        $                -
                                                             ================


     The Company's intangible assets are valued based on an independent appraisal and consist of the following:

                                                          Customer Base       Covenant Not To         Total
                                                                                  Compete
Balance at December 31, 2005                           $         408,654  $            284,936  $       693,590
Foreign currency impact                                           16,141                11,096           27,237
Amortization                                                    (34,694)              (33,663)         (68,357)
Impairment Recorded as of June 30, 2006                        (390,101)             (262,369)        (652,470)
                                                          ---------------    ------------------    -------------
Balance at June 30 and September 30, 2006              $               -  $                  -  $             -
                                                          ===============    ==================    =============


5.   Details of Balance Sheet

INVENTORIES:

                                September 30, 2006       December 31, 2005
                                --------------------    --------------------
                                --------------------    --------------------
   Raw Materials               $          4,797,574  $            3,548,251
   Work in Process                          499,940                 303,096
   Finished Goods                         2,571,081               2,882,126
   Supplies                                 163,396                 186,165
                                --------------------    --------------------
            TOTAL              $          8,031,991  $            6,919,638
                                ====================    ====================

PROPERTY, PLANT AND EQUIPMENT:

                                                                  September 30, 2006      December 31, 2005
                                                                  --------------------    -------------------
      Land                                                      $          2,405,749    $         2,649,939
      Building and leasehold improvements                                  2,821,421              2,916,370
      Machinery and equipment                                              6,269,165              5,891,036
      Computer equipment                                                     350,161                285,406
      Transportation equipment                                                57,619                 56,147
      Furniture and fixtures                                                  77,404                 74,683
      Construction in progress                                                37,174                 80,865
                                                                  --------------------    -------------------
           Total                                                         12,018,693              11,954,446
      Accumulated depreciation and amortization                          (1,516,055)               (814,746)
                                                                  --------------------    -------------------
           Net Property, Plant and Equipment                   $         10,502,638    $         11,139,700
                                                                  ====================    ===================

6.

Debt

         Short Term Debt

                                                                      September 30, 2006       December 31, 2005
                                                                     --------------------     -------------------
      EWCO revolving credit facility                                $          7,270,751     $         6,016,786
      Steelbank revolving credit facility                                      3,451,615               2,356,418
      First mortgage on Haines Road real estate                                3,071,139               2,971,175
                                                                     --------------------     -------------------
           TOTAL                                                    $         13,793,505     $        11,344,379
                                                                     ====================     ===================

         Long Term Debt

                                                                        September 30, 2006     December 31, 2005
                                                                       -------------------     ------------------
      EWCO term loan                                                $           859,633      $       1,068,733
      Steelbank term loan                                                     1,319,913              1,531,530
      Second mortgage on Haines Road real estate                              1,077,480              1,029,600
      Third mortgage on Haines Road real estate                                 448,950                 429,000
      Convertible debt (less discounts of $828,578 and
           $818,980, respectively)                                            4,796,422              5,181,020
      Other                                                                      12,546                 21,303
                                                                       -------------------     ------------------
           Total                                                              8,514,944
      Current portion                                                        (8,510,349)             (9,250,944)
                                                                       -------------------     ------------------
      Long-term portion                                             $             4,595      $          10,242
                                                                       ===================     ==================


     Annual maturities of long-term debt and capital lease obligations based on the stated terms of the underlying agreements are as follows:

              2006            $     3,005,155
              2007                  2,913,576
              2008                  2,721,061
              2009                    609,451
              2010                     94,280
                                --------------
                                --------------
             TOTAL            $     9,343,523
                               ==============


EWCO Credit Facility - Terms and Default

     Eugene Welding Company ("EWCO"), a subsidiary of Tarpon, has a credit facility with LaSalle Bank Midwest, N.A. which includes a revolving credit line up to $9,000,000 with borrowings based upon on eligible inventory and receivables and which matures August 31, 2007, and a $1,394,000 term loan amortizable in equal monthly installments of principal over five years ending August 1, 2009. The term loan matures August 31, 2007 in the event the revolving credit line is not renewed.

     Both the revolving credit line and term loan are secured by all of the assets of EWCO, approximately $16.9 million as of September 30, 2006, and a guarantee by Tarpon. Interest on both loans was at the bank's prime rate (8.25% through September 30, 2006), but increased to prime + 2% effective October 2, 2006 as a result of defaults with respect to certain loan covenants as discussed below.

     Both the revolving credit line and the term loan are subject to loan covenants which require EWCO to maintain: (1) a minimum debt service coverage ratio (generally net income adjusted for depreciation, capital expenditures, and cash distributions and advances, divided by principal payments of debt) of at least 1.50 to 1.00, and (2) a minimum tangible net worth defined as ($1,855,000) plus 80% of its net income for the preceding fiscal year (not reduced for losses), starting with net income for 2005. EWCO's debt service coverage ratio as of September 30, 2006 was 2.32 to 1.0, and tangible net worth as defined per the loan agreement as of September 30, 2006 was ($545,425). Hence, EWCO as of September 30, 2006 was technically in compliance with these loan covenants.

     The loan agreement also generally prohibits dividends, and limits EWCO's ability to make capital expenditures in excess of $1,500,000 during the 12 months after its initial public offering and in excess of $750,000 in the subsequent 12-month period. EWCO was in compliance with these loan covenants as well.

     EWCO must also pay a 0.25% unused line of credit fee each month and is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity. Approximately $248,006 was available for borrowing under the revolving credit facility as of September 30, 2006, assuming revision of existing debt covenants.

     While EWCO was in compliance with loan covenants as of September 30, 2006, LaSalle Bank issued a notice of default to EWCO on August 15, 2006 indicating EWCO was in default on certain loan covenants on one occasion during the period from November 2005 through June 2006. On October 2, 2006, LaSalle reaffirmed EWCO's default, citing that (i) EWCO had failed to meet its debt service coverage test on occasion during the period from November 2005 through June 2006, (ii) that Tarpon had breached its subordination agreement for payment on debt due Laurus Master Trust, a junior creditor, while Tarpon's Steelbank subsidiary was in technical default to LaSalle Business Credit, (iii) that EWCO had breached its loan agreement relating to permitted application of proceeds of a $6 million loan from Laurus, and that (iv) EWCO has been unable to pay its obligations as they become due. These circumstances, as well as other events such as the withdrawal of the firm's independent accountants, constituted a material adverse change in the loan collateral and the business condition of the obligor. From October 1, 2006 forward, EWCO's loans will bear interest at a rate of prime plus two percent (2%). LaSalle had agreed to waive any default interest through September 30, 2006.


Steelbank Credit Facility - Terms and Default

     On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit ("Lender"), a division of ABN AMRO Bank N.V., Canada Branch, which provides for a revolving credit line maturing February 17, 2008 in the maximum principal amount of Cdn. $8,000,000 with borrowings based upon eligible inventory and receivables, and (2) a term loan in the principal amount of Cdn. $2,100,000. Borrowings in Canadian dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 0.75% and 1.25% (7.5% at September 30, 2006). Borrowings in U.S. dollars under the revolving credit facility are at the Lender's U.S. prime rate (8.25% at September 30, 2006). The term loan matures March 1, 2010. Principal on the term loan is payable in sixty equal monthly installments of Cdn. $35,000 beginning on April 1, 2005. The term loan bears interest, payable monthly in arrears, at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 0.75% and 1.25% (7.5% at September 30, 2006).

     Under certain circumstances, Steelbank has the option to convert all or any part of its Canadian or United States borrowings to an interest rate equal to a LIBOR rate plus an applicable margin of between 2.25% and 2.75% or a Banker's Acceptance rate plus an applicable margin of between 2.25% and 2.75%. Interest on the revolving credit facility is payable monthly in arrears.

     The obligations under the Loan Agreement are unconditionally guaranteed by Tarpon and are secured by a security interest in substantially all of the assets of Steelbank, approximating $16.9 million, and Tarpon, other than Tarpon's common shares of EWCO. Steelbank's obligations under the Loan Agreement are also secured by a pledge of all the capital stock of Steelbank pursuant to a share pledge agreement between Tarpon and its Lender.

     The loan agreement also requires compliance with several financial covenants including adjusted net worth of at least Cdn. $4,841,765. For quarters ending on or after September 30, 2005, the minimum adjusted net worth of the previous quarter will be increased by 75% of the net income for that quarter (ignoring quarters in which there is a loss), and the required minimum adjusted net worth for purposes of this was $4,841,765. The loan agreement also requires Steelbank to maintain a debt service coverage ratio (generally net income adjusted for depreciation and amortization, non-cash transactions, and capital expenditures divided by the total of all principal payments of long-term debt, capital leases, subordinated debt and all payments in respect of any distribution), of at least 1.25 to 1.00. It also requires Steelbank to maintain interest coverage (generally net income adjusted for interest expense, bank fees and net costs under interest rate contracts, taxes, depreciation and amortization and non-cash items divided by interest expense plus bank fees and net costs under interest rate contracts), of at least 1.50 to 1.00. Steelbank used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of the Haines Road facility and the cash portion of the Haines Road real estate, to pay transaction fees and expenses, to refinance Steelbank's full-recourse factoring arrangement and for general working capital purposes of Steelbank.

     At September 30, 2006,  Steelbank's debt service coverage ratio was 2.48 to
1.00 compared with a required ratio of 1.25 to 1.00, and its interest coverage ratio was 2.69 to 1.00 compared with required 1.50 to 1.00. Steelbank was not in compliance with its debt service coverage covenant. Additionally, Steelbank's adjusted net worth was Cdn. $3,932,652, below the covenant minimum as adjusted at September 30, 2006 of $4,841,765. Therefore, Steelbank was also in violation of its tangible net worth covenant, resulting from losses sustained in the nine months year to date 2006 and in prior periods. Due to violation of its debt service and minimum adjusted net worth covenants as well as the Company's going concern qualification, the debt has been classified as a current liability.

     Steelbank's loan agreement contains other covenants which include limits on Steelbank's ability to incur or guarantee additional indebtedness, create liens, pay dividends, make certain types of investments, enter into transactions with affiliates, make capital expenditures in excess of Cdn. $500,000 in any fiscal year, sell assets, merge with other companies or enter into any transaction outside the ordinary course of business.

     Each month, Steelbank must pay a 0.50% unused line of credit fee and an administrative fee of approximately $1,700. As of September 30, 2006, approximately $740,000 was available for borrowing, assuming revision of existing debt covenants.

     On October 2, 2006, LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, issued a notice of default to Steelbank, as a result of Steelbank's failure to meet its adjusted net worth covenant and its debt service coverage ratio covenants. From and after October 1, 2006, Steelbank's loans will bear interest at a rate of two per cent (2%) per annum, in excess of the interest rate otherwise payable. LaSalle had agreed to waive default interest through September 30, 2006.


Steelbank Mortgages

     On May 18, 2005, Steelbank purchased the Haines Road real estate assets for $4,638,000 (Cdn. $5,870,000), including closing fees and expenses. Financing for the purchase consisted of approximately $530,000 (Cdn. $670,000) in cash, a one year first mortgage totaling $2,765,000 (Cdn. $3,500,000) due May 15, 2006 and jointly secured by the property and a guarantee from the Company payable in equal monthly installments of principal and interest based on a 25 year amortization period and bearing interest at 1.25% above Canadian prime rate (7.25% at September 30, 2005). The property was also financed by a second and third mortgage from the former owner, Bolton, payable August 18, 2006, totaling $948,000 (Cdn. $1,200,000) and $395,000 (Cdn. $500,000) respectively with interest payable monthly at 8% and 10% respectively per annum. As of September 30, 2006, all three mortgages were past due, including the first mortgage in an approximate amount of $3,071,000 (Cdn. $3,447,000), and the remaining mortgages with approximate balances of $1,077,000 (Cdn. $1,200,000) and $449,000 (Cdn. $500,000) respectively.

     In November 2006 Agellan Investment, Inc., a Canadian real estate developer reached an agreement with Tarpon to purchase the Haines Road land and building and to lease back the manufacturing site to Steelbank. Although all three mortgages were past due, the mortgagors agreed to extensions on their respective due dates for the purpose of enabling Steelbank to sell the property to Agellan. Proceeds of Cdn. $5.1 million is sufficient to pay in full all three mortgages. The sale is scheduled to close November 22, 2006.


Convertible Debt

     On December 13, 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus") in connection with the private placement of a convertible term note (the "Note") issued by the Company in the principal amount of $6,000,000 due December 13, 2008 and common stock purchase warrants (the "Warrants"). The Note is collateralized by all present and future assets of Tarpon and its subsidiaries, including the equity interests of EWCO and Steelbank, subject to a subordination agreement between Tarpon ABN AMRO Bank, N.V., Canadian Province and LaSalle Bank, Midwest, N.A. The Note is payable in equal monthly installments of principal totaling $187,500 commencing on April 1, 2006 through the maturity date and bears interest at prime plus 2% (10.25% at September 30, 2006). As part of the Agreement, the monthly payments of principal and interest, under certain conditions, are convertible into shares of the Company's no par value common stock at a fixed conversion price of $3.27 per share. The Warrants provide for the purchase of up to 390,000 shares of common stock at an exercise price of $3.81 until December 13, 2012.

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

     In connection with this financing, the Company recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature inherent in the instrument. Such discounts are being amortized using the effective interest method over the term of the related debt. The conversion feature itself was deemed to be a derivative under FASB Statement No. 133. The Company estimated the fair value of the conversion feature to be $93,000 as of September 30, 2006, $269,000 as of June 30, 2006, $873,000 as of March 31, 2006,
and $817,000 as December 31, 2005. The $722,000 decrease in value during nine months ended September 30, 2006 is shown as a "Gain from derivatives" within the Statement of Operations. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,685,000, including warrants to purchase up to 300,000 shares of common stock to Joseph Gunnar and Company, a related party, recorded as deferred financing costs and amortized over the life of the note. The 300,000 warrants were valued at approximately $432,000 using the Black-Scholes model using the same assumptions described above, except for a term of five years. The warrants were deemed to be a derivative instrument as they can be put back to the Company, and, therefore the corresponding liability was marked to market and recorded at a fair value of $126,000 as of September 30, 2006, $219,000 as of June 30, 2006, $411,000 as of March 31, 2006 and
$366,000 as of December 31, 2005. The $240,000 decrease in value during the nine months ended September 30, 2006 is shown under "Gain from derivatives" within the Statement of Operations. These warrants are exercisable through December 13, 2010 at $3.27 per share. Although the stated interest rate of the convertible note is the prime rate plus 2%, as a result of the aforementioned discounts and fees, the effective interest rate of the Note is approximately 41.8% per annum.

     On May 24, 2006, the Company executed an Omnibus Amendment to the Secured Convertible Term Note between the Company and the Laurus Master Trust whereby the Company executed its payment obligation of principal due May 1, 2006 in the amount of $187,500 in common shares of Tarpon stock in lieu of cash.
Accordingly, Tarpon and Laurus agreed to amend the terms of the Senior Convertible Term Note, and 153,688 shares were issued at $1.22 per share.

     As of September 30, 2006, the Company, while current with respect to interest payments due Laurus, was in default on $750,000 of principal due from June 1, 2006 and afterward. Additionally, the Company was technically in default on the entire amount of principal as of January 1, 2006, since the Laurus loan agreement provides that in the event of notice of default issued to a Tarpon subsidiary, is considered a default on the Laurus loan and thus subject to a default interest penalty due Laurus at a rate of two per cent per month times the amount of outstanding principal. Accordingly, the Company recorded default interest of $428,000 and $341,000 in the first and second quarters, respectively. In addition, as the Company is in default, Laurus may, at its option, require the Company to make a default payment equal to 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest.

     On August 17, 2006, Tarpon reached an agreement with the Laurus fund whereby Tarpon would offer 100,000 shares of Tarpon common stock valued at $190,000 ($1.90 per share) to Laurus in exchange for Laurus relinquishing its right to receive the default interest from Tarpon for the six month period ended June 30, 2006. In addition, Tarpon agreed to award Laurus warrants for shares valued at $190,000 ($1.90 per share) in the event that Tarpon were to raise equity. An equity raise is being pursued by Tarpon with a possible closing date anticipated in December 2006. Thus, in the quarter ended September 2006, Tarpon recorded a gain in the amount of $389,000, representing the value of the default interest liability relieved of $769,000 less the amount of consideration given in shares of $190,000 less accrual of the warrant obligation of $190,000.

     Additionally, for the quarter ended September 30, 2006, as Tarpon was in default on principle due Laurus, under Tarpon's Senior Convertible Term Note, $337,500 of default interest expense was recorded in the quarter.

7.   Stock Options

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

     The provisions of SFAS 123R also apply to awards granted prior to January 1, 2006 that did not vest before January 1, 2006 (transition awards). The compensation cost for the portion of the transition awards that had not vested by January 1, 2006 is based on the grant-date fair value of these transition awards as calculated for pro forma disclosures under the provisions of SFAS 123. Compensation cost for these transition awards are attributed to periods beginning January 1, 2006 and use the Black Scholes method used under SFAS 123, except that an estimate of expected forfeitures is used rather than actual forfeitures. The expected forfeiture rate of 50% is based on forfeiture activity through September 30, 2006.

     The Company recognized as an operating expense, non-cash stock-based compensation cost in the amount of $35,000 in the third quarter and $100,000 in the nine months ended September 30, 2006. This had the effect of decreasing net income by $35,000, or $0.01 per diluted share, for the quarter, and $100,000, or $.02 per diluted share for the nine months ended September 30, 2006. As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $144,000, which will be recognized over a weighted average period of 1.4 years. The total fair value of options that vested during the three months and nine months ended September 30, 2006 were $0 and $94,000 respectively.

     SFAS 123R requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for all employee stock-based awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the stock-based awards at the date of the grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based employee compensation plans (in thousands, except per share amounts):


                                                           (in thousands except per share data)

                                                      Three Months Ended          Nine Months Ended
                                                           9/30/2005                  9/30/2005
                                                     ----------------------     ----------------------
Net Loss:
As Reported                                        $               (1,413)    $               (4,491)
Effect of Stock-based Compensation                                       -                          -
Expense - net of tax                                                  (61)                      (151)
                                                     ----------------------     ----------------------
Pro Forma                                          $                          $
                                                     ======================     ======================

Loss Per Share:
Basic - As Reported                                $                (0.30)    $                (1.11)
Basic - Pro Forma                                  $                (0.32)    $                (1.15)
Diluted - As Reported                              $                (0.30)    $                (1.11)
Diluted - Pro Forma                                $                (0.32)    $                (1.15)


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

     During 2005, the Company granted options for 441,785 shares, exercisable at $5.50 per share, to consultants, officers, employees and directors of the Company. During the nine months ended September 30, 2006, the Company granted options for 50,000 shares, all issued on April 26, 2006 to James Bradshaw, Chairman and Chief Executive Officer, exercisable at $2.45 per share. All options that have been granted under the plan to officers and employees of the Company vest in cumulative annual installments over three years. Options issued to consultants and directors vest immediately upon issuance. No options were granted during 2004 or 2003 and no options have yet been exercised.

Activity under this plan is shown in the following tables:


                                                   Three Months Ended                           Nine Months Ended
                                                    September 30, 2006                          September 30, 2006
                                                          Weighted                                    Weighted
       Shares Subject to Option           Shares          Average      Aggregate      Shares          Average      Aggregate
                                                          Exercise     Intrinsic                      Exercise     Intrinsic
                                                           Price       (1) Value                       Price       (1) Value
--------------------------------------- ------------ -- ------------- ------------- ------------ -- ------------- -------------
Outstanding at beginning of period          313,190  $          5.50       --           415,085  $          5.50       --
New Grants (based on fair value of
     common stock at dates of grant              --  $            --       --            50,000  $          2.45       --
Exercised                                        --  $            --       --                --  $            --       --
Expired                                          --  $            --       --                --  $            --       --
Forfeited                                        --  $            --       --         (151,895)  $          5.50       --
                                        ------------                                ------------
Outstanding at end of period                313,190  $          5.01       --           313,190  $          5.01       --
Exercisable at end of period                161.063  $          5.50       --           161.063  $          5.50       --

     (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.


                                                   Three Months Ended                          Nine Months Ended
                                                   September 30, 2005                          September 30, 2005
                                                         Weighted                                   Weighted
       Shares Subject to Option           Shares         Average      Aggregate     Shares           Average      Aggregate
                                                         Exercise     Intrinsic                     Exercise    Intrinsic (1)
                                                          Price       (1) Value                       Price         Value
--------------------------------------- ----------- -- ------------- ------------- ---------- ---- ------------ ---------------
Outstanding at beginning of period         346,785  $            --       --              --    $           --        --
New Grants (based on fair value of
     common stock at dates of grant             --  $            --       --         346,785    $         5.50        --
Exercised                                       --  $            --       --              --    $           --        --
Expired                                         --  $            --       --              --    $           --        --
Forfeited                                       --  $            --       --              --    $           --        --
                                        -----------                                ----------
Outstanding at end of period               346,785  $          5.50       --         346,785    $         5.50        --
Exercisable at end of period                    --  $            --       --              --    $           --        --

          (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

     The total fair value of vested shares on September 30, 2006 was $94,000.

     The estimated fair value as of the date options were granted during the periods presented using the Black Scholes option-pricing model, was as follows:


                                                          Three                Three            Nine               Nine
                                                          Months              Months            Months            Months
                                                          Ended           Ended 9/30/2005       Ended              Ended
                          9/30/2006 9/30/2006 9/30/2005
                                                       -------------     ------------------     -----------     ------------
                                                       -------------     ------------------     -----------     ------------
Weighted Average Estimated Fair Value Per
     Share of Options Granted During the Period            N/A                  N/A         $      1.08     $      3.03
Assumptions:
     Amortized dividend yield                              N/A                  N/A               0.00%            0.00%
     Common Stock price volatility                         N/A                  N/A               60.00%          60.00%
     Risk free rate of return                              N/A                  N/A               5.00%            3.78%
     Expected option term (in years)                       N/A                  N/A                 3                5


     The following table summarizes information about stock options at September 30, 2006:


                                    OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                Weighted Average          Weighted                  Weighted Average          Weighted
 Range of Exercise                  Remaining              Average                      Remaining             Average
      Prices          Shares    Contractual Life       Exercise Price    Shares     Contractual Life       Exercise Price
-------------------- --------- -------------------- -- ---------------- ---------- -------------------- -- ---------------

  $2.45 to $5.50     313,190          8.68          $       5.01         161,063          8.39          $       5.50


     At September 30, 2006, options covering 150,215 shares were available for future grants under the 2004 Plan.

     Prior to January 1, 2006, the Company had accounted for stock options to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation costs for stock options granted to employees were measured as the excess, if any, of the market price of the company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     As a result of the adoption of Statement 123R, our financial results, when compared with our previous accounting method for share-based compensation, were adjusted by the following amounts:


                                                            Three Months Ended            Nine Months Ended
                                                            September 30, 2006           September 30, 2006
                                                         -------------------------     ------------------------

Income from continuing operations                     $          (35,000)           $         (100,000)
Net income                                                       (35,000)                     (100,000)
Basic and diluted net earnings per common share                    (0.01)                        (0.02)
Cash flow from operations                             $               --            $               --


8.   Comprehensive Loss

     Our Comprehensive losses are as follows:

                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,

                                                        2006               2005              2006               2005
                                                        ----               ----              ----               ----

Net Loss                                         $      (265,753)   $    (1,413,042)  $    (8,800,130)    $   (4,490,549)
Other comprehensive income (loss):
     Foreign currency translation  adjustments           (27,613)         71,097              284,908             37,959
                                                    --------------     --------------    --------------     -------------
Comprehensive Loss                               $      (293,366)   $    (1,341,945)  $    (8,515,222)    $   (4,452,590)
                                                    ==============     ==============    ==============     =============

9.   Related Party Transactions

     In April 2004, the Company entered into a Management Consulting Agreement with Bainbridge Advisors, Inc. ("Bainbridge"), an advisory firm primarily owned by the former Chairman of the Board, President and Chief Executive Officer and his son. On April 15, 2005, the Company amended the Management Consulting Agreement to (1) make a one-time payment of $50,000 in consideration of certain advisory services rendered to the Company that were not originally contemplated by the parties, and (2) increase the monthly fee from $15,000 to $20,000, effective April 2005, and (3) to revise the calculation of the maximum success fee to provide that the maximum success fee shall be $300,000 plus 0.2% of the enterprise value of an acquisition, but only to the extent that the enterprise value of such transaction exceeds $50,000,000. On December 8, 2005, this agreement was extended in accordance with the original agreement for an additional one year term commencing April 7, 2007. The following table summarizes the compensation earned by the former Chairman of the Board, President and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc.:


                                                     Three Months Ended               Nine Months Ended
                                                      September 30,                     September 30,
                                                  2006              2005             2006             2005
                                                  ----              ----             ----             ----

Advisory Services and Expenses              $       64,133   $         74,664  $     200,325   $       257,572
Stock Options                                            -                  -              -           333,300
Success Fees                                             -                  -              -           200,000
                                               ------------     --------------    -----------     -------------
     TOTAL                                  $       64,133   $         74,664  $     200,325   $       790,872
                                               ============     ==============    ===========     =============


     During the nine month period ending September 30, 2006 and 2005, the Company paid the former Chairman of the Board, President and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc. $295,640 and $545,790, respectively.

     The Company has fully accrued for advisory services in accordance with its agreement with Bainbridge and paid $15,000 toward such liability, but has since suspended payments.

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

     Joseph Gunnar and Company, LLC ("Gunnar") was the lead underwriter in the Company's 2005 initial public offering, and since such time has assisted the Company in various financing transactions. Gunnar customers hold collectively, a significant amount of the Company's common stock. Gunnar is entitled to participate as an outside observer on the Company's board of directors from which it can exercise significant influence over the activities of the Company. For its services for bridge financing in 2004, Gunnar received a cash fee of $200,000 and 100,000 warrants, subsequently increased to 120,890 warrants as a result of certain anti-dilution privileges contained within the Company's warrant agreement. Gunnar also received cash payments of $83,500 in 2004. The original warrants had an exercise price of $ 6.25 with a term of 5 years. The revised exercise price was reset to $5.17 as a result of the issuance of additional warrants. The 2004 warrants, when issued, had a fair market value of $101,966. In exchange for serving as the underwriter for the Company's Initial Public Offering (IPO) in 2005, Gunnar received a cash fee of $1,638,750. For its assistance in securing the convertible note financing (Note 6), Gunnar received a cash fee of $600,000 and 300,000 warrants with an exercise price of $3.27 and a fair market value of $432,000. The Gunnar warrants can be put back to the Company, and were deemed to be a derivative instrument and classified as a liability. At December 31, 2005, these warrants were marked to market with a value of $366,000 and a gain on the instrument was recorded to gain from derivatives. Gunnar also receives a retainer payable monthly in the amount of $7,500 which expires in December 2006. The following table summarizes the compensation earned by Gunnar:


                                                Three Months Ended                   Nine Months Ended
                                                   September 30,                    September 30,
                                              2006              2005             2006             2005
                                              ----              ----             ----             ----

Fees and Expenses                       $       22,500   $         22,500  $       68,500  $       102,426
Initial Public Offering                              -                  -               -        1,638,750
                                           ------------     --------------    ------------    -------------
     TOTAL                              $       22,500   $         22,500  $       68,500  $    1,741,176
                                           ============     ==============    ============    =============


10.  Contingencies

     Pursuant to an agreement executed with the Laurus Master Trust in August 2006, Tarpon agreed to exchange 100,000 worth of warrants in new equity to be raised in the event Tarpon were successful in completing an equity raise. The contingent award of warrants was agreed upon in conjunction with the Tarpon exchange of 100,000 shares for Laurus' relinquishment of its right to default interest covering the six month period ended June 30, 2006. An equity raise is being conducted currently with a closing anticipated in December 2006. As a result, the Company has accrued the warrant obligation, valued at $190,000, as of September 30, 2006.

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

11.  Income Taxes

     Tarpon has not recognized potential U.S. or Canadian federal tax benefits from its net losses because of the uncertainty regarding its ability to realize future tax benefits of its net operating loss carryforwards. The loss carryforward at September 30, 2006 is approximately $13.6 million. If the Company achieves profitability, the net operating loss carryforwards may be available to offset future income taxes.

12.  Segment and Geographic Information

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


                                                        Three Months Ended September 30, 2006
                                             EWCO             Steelbank         Other (2)            TOTAL
                                             ----             ---------         ---------            -----

External Revenues                     $     14,193,726   $      5,801,441  $              -  $        19,995,167
Inter-Segment Sales                            107,202           (73,346)          (33,856)                    -
Depreciation and Amortization                   28,459            189,049                 -                  508
Operating Profit (Loss)                        652,329            213,434         (775,816)               89,947
Total Assets                                16,887,227         16,917,975       (2,404,750)           31,400,452
Capital Expenditures                  $         19,205   $      (18,192)*  $              -  $             1,013

        *Reflects asset transfers (primarily computer equipment) to EWCO.

                                                        Three Months Ended September 30, 2005
                                             EWCO            Steelbank         Other (2)             TOTAL
                                             ----            ---------         ---------             -----

External Revenues                     $    10,336,420    $      5,004,701   $             -  $         15,341,121
Inter-Segment Sales                           206,679                  -          (206,679)                    -
Depreciation and Amortization                  26,584            171,689                 -                198,273
Operating Profit (Loss)                    (1,419,673)          (934,134)       (2,078,469)            (4,432,276)
Total Assets                               12,263,017         22,087,818        (1,930,405)            32,420,430
Capital Expenditures                  $        13,734   $         18,762   $             -  $             32,496


                                                         Nine Months Ended September 30, 2006
                                             EWCO             Steelbank         Other (2)            TOTAL
                                             ----             ---------         ---------            -----

External Revenues                     $     41,482,858   $     17,047,501  $              -  $         58,530,359
Inter-Segment Sales                            315,997            138,011         (454,008)                     -
Depreciation and Amortization                   85,893            636,929                 -               722,822
Operating Profit (Loss)                        672,634         (4,079,253)       (3,104,083)           (6,510,702)
Total Assets                                16,887,227         16,917,975        (2,404,750)           31,400,452
Capital Expenditures                  $         19,205   $      264,053**  $              -  $           283,258


**Reduction from six month ended June 30, 2006 represents asset transfers (primarily computer equipment) to EWCO.


                                                         Nine Months Ended September 30, 2005
                                             EWCO            Steelbank         Other (2)             TOTAL
                                             ----            ---------         ---------             -----

External Revenues                     $    31,398,691    $     13,047,694   $             -  $        44,446,385
Inter-Segment Sales                           206,679                   -        (206,679)                     -
Depreciation and Amortization                  79,752            473,356          (37,708)               515,400
Operating Profit (Loss)                    (1,419,673)          (934,134)      (2,078,469)            (4,432,276)
Total Assets                               12,263,017         22,087,818        (1,930,405)           32,420,430
Capital Expenditures                           37,556            100,873                 -               138,429


(2) Other represents information for the Company's parent company, Tarpon which is not allocated into the operating segments.

     Revenues by country for the three and nine months ended September 30, 2006 and 2005 are as follows:


                         Three Months Ended September 30,             Nine Months Ended
                                                                        September 30,
                               2006               2005               2006               2005
                               ----               ----               ----               ----

United States           $     15,794,275   $     11,121,947  $      46,647,704  $      33,913,801
Canada                         4,200,892          4,219,174         11,882,655         10,532,585
                           --------------     --------------    ---------------    ---------------
     TOTAL              $     19,995,167   $     15,341,121  $      58,530,359  $      44,446,386
                           ==============     ==============    ===============    ===============


13.  Subsequent Events

     Default Notices from LaSalle Bank

     On October 2, 2006 LaSalle Bank Midwest  issued a notice of default to EWCO
(i) EWCO had failed to meet its debt service coverage test on occasion during the period from November 2005 through June 2006, (ii) that Tarpon had breached its subordination agreement for payment on debt due Laurus Master Trust, a junior creditor, while Tarpon's Steelbank subsidiary was in technical default to LaSalle Business Credit, (iii) that EWCO had breached its loan agreement relating to permitted application of proceeds of a $6 million loan from Laurus, and that (iv) EWCO has been unable to pay its obligations as they become due. These circumstances, as well as other events such as the withdrawal of the firm's independent accountants, constituted a material adverse change in the loan collateral and the business condition of the obligor. From October 1, 2006 forward, EWCO's loans will bear interest at a rate of prime plus two percent (2%).

     On October 2, 2006 LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, issued a notice of default to Steelbank, as a result of Steelbank's failure to meet its adjusted net worth covenant and its debt service coverage ratio covenants. From and after October 1, 2006, Steelbank's loans will bear interest at a rate of two per cent (2%) per annum, in excess of the interest rate otherwise payable.

     Board Member Appointment

     On October 12, 2006 Tarpon announced the appointment of Gerald J. Stein to the Board of Directors and as a member of the board's audit, compensation and nominating committees. As a result, the Company now has three outside members on its audit committee and is, therefore, in compliance with this requirement of the American Stock Exchange pursuant to the Amex Company Guide, Section 121
(B)(2)(a).

     Appointment of Auditors

     On October  31,  2006 the  Company  announced  the  appointment  of Rehmann
Robson, a division of The Rehmann Group, LLC as its independent registered public accounting firm.

     Haines Road Property Sale

     In November, 2006 Agellan Investment, Inc., a Canadian real estate developer reached an agreement with Tarpon to purchase the Haines Road land and building and to lease back the manufacturing site to Steelbank. Although all three mortgages were past due, the mortgagors agreed to extensions on their respective due dates for the purpose of enabling Steelbank to sell the property to Agellan. Proceeds of Cdn. $5.1 million is sufficient to pay in full all three mortgages. The sale is scheduled to close November 22, 2006.


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

Overview of Recent Operations

     During the third quarter of 2006, Tarpon Industries achieved net revenues of $20.0 million, a 30 percent increase over third quarter 2005. Operating income for Q3 2006 was $42,000 compared with a loss of ($1.55) million for Q3 2005. Net loss after tax for the third quarter 2006 was ($446,000) or ($0.09) per share compared with a net loss of ($1.4) million or ($0.30) per share for the same period last year. The third quarter 2006 net loss of ($446,000) included:

     o Default interest expense of $266,000, representing $337,000 in default interest expense for Q3 2006 offset by a $71,000 benefit arising from the reversal of default interest expense due LaSalle for the first six months of 2006 waived in Q3 2006.

     o A gain of $389,000 to record the relief of a liability for default interest due Laurus for the first six months in 2006 in exchange for issuance of 100,000 common shares and 100,000 warrants to Laurus as described in Note 6.

     o Amortization of finance costs and accretion of note discounts, recorded as interest expense, of $396,000

     o A gain of $269,000 on derivative instruments related to the value of the convertibility option under the Senior Convertible Term Note.

     For the first nine months ended September 2006, Tarpon achieved net revenues of $58.5 million, a 32 percent increase over the $44.4 million revenues reported for the comparable period 2005. Operating loss in 2006 was ($6.5) million including $4.3 million in impairment charges incurred in the company's Steelbank operations, compared with an operating loss of ($4.4) million in 2005. Net loss after taxes was ($9.0) million or ($1.89) per share for the nine months ended 2006 compared with a net loss of ($4.5) million or ($1.11) per share in 2005. The net loss in 2006 included $4.3 million in impairment charges and $3.8 million interest expense including default interest, offset by gains of $962,000 related to the change in value of derivative investments, a gain of $389,000 related to relief of liability for default interest, and benefits of $111,000 from foreign currency exchange. Net loss for the first nine months in 2005 of ($4.5) million included $727,000 interest expense and a benefit of $609,000 due to foreign currency exchange.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

Net Revenues

     Net revenues and sales volume represented by tonnage shipped for the three months ended September 30, 2006 and 2005 are shown in the table below:


                                               Sales for Three Months Ended September 30,
                                             2006                                    2005
                                   Net Revenues          Tonnage           Net Revenues          Tonnage

EWCO Tubular                 $           5,046,896           5,854   $           5,249,668           7,383
EWCO SpaceRak                            9,146,830           6,229               5,086,752           3,904
Steelbank Tubular                        5,801,441           4,895               5,004,701           4,604
                                -------------------    ------------     -------------------    ------------
     TOTAL                   $          19,995,167          16,978   $          15,341,121          15,891
                                ===================    ============     ===================    ============



          Note: Tonnage shipped for consolidated Steelbank is estimated as tonnage statistics prior to purchase of Haines Road in February 2005, the time of the acquisition, were not routinely reported by Bolton Tubing, the acquired company.

     Net revenue for the third quarter of 2006 increased approximately 30% over the same period in 2005 from $15.3 million to $20.0 million, while volume on a tonnage basis increased 7%.

     Sales of EWCO's SpaceRak division, an engineering project driven business, were $9.1 million for the third quarter 2006, an increase of approximately 79.8% compared with $5.1 million in Q3 2005. The sales increase was driven by the Company's objective to build a greater strategic position in racking systems, by developing it's engineering resources and selling efforts to develop brand recognition in this sector. In the third quarter, SpaceRak continued to see increases in revenues from national customers including orders for multi-site projects. Large national customers accounted for more than 10% of Q3 2006 sales whereas the Company did not have such contracts in Q3 2005. In addition to large contracts, selling efforts to build SpaceRak's customer base were successful as quarterly sales to non-national customers grew approximately 25% year over year. As a result, sales volume in Q3 2006 increased 60% to 6.2 thousand tons compared with 3.9 thousand tons in Q3 2005. Revenue per ton increased by 13% from $1,303 in Q3 2005 to $1,468 in Q3 2006 due mainly to selling efforts to keep pace with the rising costs of steel.

     EWCO Tubular sales volume (tonnage) decreased 21% in Q3 2006 over Q3 2005 due primarily to: (1) a decline in tubing industry sales paralleling market declines including US steel production which hit a 14 month low, and (2) the Company's efforts to reposition its tubing customer base from the Recreational Vehicle ("RV") sector (previously about 50% of Tarpon's tubing sales) to a broader and better margin customer base including OEM's, agriculture, greenhouse manufacturers and distributors. Third quarter revenues of $5.0 million were only 4% lower than in 2005, as revenue on a per ton basis increased 21% to $862 per ton in Q3 2006 from $711 in Q3 2005, as the Company responded to increases in raw material costs, mainly from steel.

         Steelbank Tubular sales were $5.8 million in Q3 2006, a 16% increase over Q3 2005 sales of $5.0 million. Sales tonnage over the same period increased 6% to 4.9 thousand tons in Q3 2006 compared with 4.6 thousand tons in Q3 2005. Sales revenues and volumes reflected increased penetration in targeted market segments, particularly the fencing and greenhouse manufacturers. Additionally, Steelbank was able to secure new business particularly near the end of Q3 2006 with light structural tubing manufacturers. Revenue on a per ton basis increased by 9% from $1,087 in 2005 to $1,185 in 2006 largely reflecting the rising cost of steel, particularly for hot rolled stock.

Cost of Goods Sold and Gross Profit

     Gross profit for the three months ended September 30, 2006 was $1.8 million or 9.1% of sales compared with $1.5 million or 10.1% of sales for the same period ended 2005. Significant improvement in margins were achieved within SpaceRak and EWCO Tubing in Q3 2006 compared with Q3 2005, improving 280 basis points and 640 basis points respectively. Steelbank decline in margins was the primary driver explaining the 100 basis point decline in consolidated gross profit margins year over year. Although SpaceRak increased as a total percent of consolidated sales in Q3 2006 compared with the prior year and its increased margins had a positive impact, the decline in Steelbank margins offset this benefit. A margin improvement program was initiated in all three divisions in Q3 2006.

     Gross margins for SpaceRak experience positive momentum from the Company's programs to raise margins, increasing from 8.1% in Q3 2005 to 10.9% in Q3 2006. A key driver was SpaceRak's 60.0% growth in sales volume, which resulted in greater throughput and reduced manufacturing cost per ton by greater than 500 basis points year over year. Selling price per ton, which increased 13% per ton, was slightly less than the increase in materials cost per ton. As a result of rising materials costs, EWCO and in particular, SpaceRak, instituted a steel surcharge program which saw traction mid way through Q3 2006, reflecting the occasional length of projects .

     Gross margins with EWCO tubing improved from less than 1% in Q3 2005 to more than 6% in Q3 2006. The key drivers were: (1) strategic market selection which accounted the nearly all of the margin change year over year, and (2) effective pricing enabling the Company to preserve margins against rising steel costs. Although volume throughput was down about 21% year over year, efficiencies in manufacturing were achieved so that there was negligible impact on gross margins in Q3 2006 compared with Q3 2005

     Gross margins for Steelbank declined year over year from approximately 17% in Q3'05 to 7.6% in Q3'06, reflecting an increasingly competitive market in Canada, along with a change in sales mix to more non-galvanized product sales which have a lower margin. While sales per ton rose approximately 9% year over year, raw material costs per ton escalated nearly 25% per ton, and the margin compression could not be offset by increased manufacturing efficiencies from greater volume throughput. In Q3 2006, Steelbank embarked upon a program in conjunction with Tarpon's overall strategic objectives to raise gross margins by targeting specific market sectors including OEM's, fencing, and greenhouse manufacturers for growth as well as more favorable pricing relative to steel costs.

Selling, General and Administrative Expense

     Selling, general and administrative expense including depreciation and amortization was $1.8 million or 8.7% of sales in Q3 2006 compared with $3.1 million or 20.2% of sales in Q3 2005 including a bad debt charge of $937,000 related to FenceMaster, a customer in Canada which became insolvent (FenceMaster was eventually acquired by Radio Fence, and the FenceMaster receivable was ultimately fully recovered.) Excluding the bad debt charge, third quarter 2005 SG&A expense was $2.2 million. The remaining $500,000 reductions in SG&A were achieved through approximately $200,000 in lower salaries, about $200,000 lower professional fees, and the net remainder in reduced insurance and depreciation charges.

Other Income and Expense

     Other income and expense (net) in Q3 2006 was income in the amount of $673,000 compared with income in Q3 2005 of $536,000. In Q3 2006 the Company realized a $269,000 gain on derivatives associated with a decreased in value of the convertibility option of the Laurus Senior Convertible Term Note and a $389,000 gain resulting from an exchange with Laurus Master Trust, relieving a liability for $769,000 of default interest in exchange for shares and warrants issued at a value of $380,000. A $60,000 gain on foreign exchange was recorded in Q3 2006, resulting from favorable currency impact related to operations and working capital of the Steelbank operation. The $555,000 gain on foreign exchange recorded in Q3 2005, with approximately $392,000 attributed primarily to an inter-company loan made from Tarpon for the purchase of the Steelbank. This loan was converted to equity at year end 2005.

Interest Expense

     Net interest expense in Q3 2006 was $1.2 million compared with $268,000 in Q3 2005. Interest expense in Q3 2006 included (1) approximately $150,000 attributed to the senior term convertible note executed in December 2005 at prime plus 200 basis points, (2) $337,000 in default interest expense on the Laurus note offset by reversal of $71,000 of default interest waived in Q3 2006 applicable to the first six months of 2006 by LaSalle, (3) $144,000 of EWCO loan interest in Q3 2006 compared with $120,000 in Q3 2005 arising from higher revolver loan balances and (4) $166,000 of Steelbank loan interest in Q3 2006 compared with $147,000 in Q3 2005 arising from higher loan balances.

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

Net Loss

     Net loss for the third quarter 2006 was ($446,000), a substantial improvement from the ($1.4) million loss sustained in the same period 2005. The reduced loss was attributed to better gross margins resulting from the Company's margin improvement program, lower selling, general, and administrative costs, and larger slightly more favorable other income and expense offset by higher borrowing costs.

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2006 and 2005

Net Revenues

     Listed in the table below are net revenues and tonnage shipped for the nine months ended September 30, 2006 and 2005:


                                                  Nine Months Ended September 30,
                                             2006                                    2005
                                   Net Revenues          Tonnage           Net Revenues          Tonnage

EWCO Tubular                 $          16,962,399          21,172   $          15,499,420          19,768
EWCO SpaceRak                           24,520,459          17,510              15,899,271          11,865
Steelbank Tubular                       17,047,501          15,500              13,047,694          11,502
                                -------------------    ------------     -------------------    ------------
     TOTAL                   $          58,530,359          54,182   $          44,446,385          43,135
                                ===================    ============     ===================    ============

     Note: Tonnage shipped for consolidated Steelbank is estimated as tonnage statistics prior to purchase of Haines Road in February 2005, the time of the acquisition, were not routinely reported by Bolton Tubing, the acquired company.


     For the nine months ended September 30, 2006 revenue increased 32% to $58.5 million with volume on a tonnage basis increasing 26% over the same period last year. The increase in revenue results from the acquisition of Haines Road in February 2005 and more aggressive marketing of tubing sales at EWCO Tubing and Steelbank as well as a dramatic increase in the number and size of jobs (as indicated by an approximate 48% increase in tonnage sold) in racking systems at EWCO SpaceRak.

     Sales of EWCO's SpaceRak, an engineering project driven business, saw an increase in sales of approximately 54.2% in the first nine months of 2006 to $24.5 million compared with $15.9 million in the nine months of 2005. The sales increase was driven by increased selling efforts to promote the Company's value added engineering design capability, the ability to attract large projects from national customers with multi-sites, and improvement in pricing. As a result sales volume increased 48% year over year from 11.9 thousand tons in 2005 to
17.5 thousand tons in 2006, while revenue per ton increased by 5% to $1,400 in 2006 from $1,340 in 2005.

     EWCO Tubular sales volume (tonnage) increased 7% in the first nine months of 2006 over the first nine months of 2005 as a result of growth in the Company's end markets served and increased sales initiatives to improve volume as well as reposition the customer base from a historical concentration on the RV sector (historically about 80% of tubing sales) to a broader customer base including OEM's, agriculture, greenhouse manufacturers and distributors, most of whom can provide higher margins than the RV sector. Revenues of $17.0 million were 9% higher than 2005 as revenue on a per ton basis increased by 2% to $801 in the first nine months of 2006 from $784 in the first nine months of 2005. The decline in sales per ton reflected the overall market's response to declining steel costs, beginning principally in Q3 2006. Despite lower sales price per ton, EWCO Tubing margins improved year over year as a result of repositioning the customer base and improved pricing relative to material costs.

     Steelbank Tubular sales were $17.0 million in the first nine months of 2006, an increase of 30.7% over sales of $13.0 million in the first nine months of 2005. Sales tonnage over the same period increased 35% to 15.5 thousand tons in 2006 compared with 11.5 thousand tons in 2005. Sales revenues and volumes reflected the Company's success in increasing market penetration in traditional market segments such as fencing and greenhouse manufacture while expanding to leisure products and equipment as well as tier II automotive parts manufacturers. Revenue on a per ton basis declined by 2% to $1,100 in 2006 from $1,134 in 2005 largely reflecting the same trend in hot rolled steel prices during the same respective periods.

Cost of Goods Sold and Gross Profit

     Gross profit increased to $4.6 million from $2.9 million for the nine month periods ended September 30, 2006 and 2005, respectively. Gross margins increased to 7.8% compared with 6.6% for the nine months ended 2005. Margin improvement was driven principally by SpaceRak which has improved from 3.7% to 8.7% and EWCO tubing from 3.4% to 6.1% for the third quarters ended 2006 and 2005 respectively. Steelbank saw a decline in margins over the same periods from 14.0% to 8.1%. All three divisions commenced a margin improvement program in Q3 2006 which included pricing to compensate for rising steel costs and strategic market selection to upgrade Tarpon's customer base. .


     Gross margins for SpaceRak experience positive momentum from volume and pricing which essentially kept pace with rising steel costs. The steel surcharge program initiated in Q3 2006 enabled SpaceRak to match revenue per ton with cost increases per ton and position SpaceRak for margin improvement in future quarters. SpaceRak's 35% increase in sales volume (tonnage) helped drive conversion cost per ton down by approximately 500 basis points YTD 2006 compared with 2005.

     Gross margins with EWCO tubing improved YTD 2006 compared with 2005 by about 280 basis points due primarily to sales initiatives to broaden EWCO's customer base including sectors with historically higher margins. Additionally, price increases have been put in place to keeping pace with rising materials costs. Manufacturing costs per ton have not had a material impact on margins despite a 7% increase in volume throughput.

         Gross margins for the Steelbank declined as a result of an intensely competitive market in Canada, culminating in Steelbank's lack of ability to pass on pricing to customers as material costs increased. In addition, conversion costs per ton increased about 500 basis points due primarily to a manufacturing line conversion and operating adjustments

Selling, General and Administrative Expense

     Selling, general and administrative costs decreased for the nine months ended 2006 to $6.8 million from $7.4 million in 2005. The bad debt write off of Fencemaster of $925,000 in 2005 the most significant change year over year. Excluding this bad debt, SG&A showed approximately a $380,000 increase YTD in 2006. The majority of that increase, about $300,000 was attributed to higher audit, legal and professional fees, while insurance costs increased about $90,000.

Impairment

     The Company incurred impairment in 2006 and none in YTD in 2005. The 2006 impairment charges were taken in Q2 2006, and there were two types of impairment incurred. Goodwill and intangibles related to the Steelbank and Haines Road acquisitions were determined to be impaired based upon an evaluation of these assets conducted in Q2 2006 in accordance with provisions of SFAS 142. This resulted in an impairment charge of $3.6 million (see Note 6 "Goodwill and Intangible Assets").

     Additionally, the Company incurred an impairment charge related to the Haines Road site located in Mississauga, Ontario related to environmental contamination. Using estimates by environmental firms, the Company determined the Haines Road land was impaired by approximately $750,000.

Other Income and Expense

     Other income and expense resulted in income for the first nine months of 2006 resulted in net gains of $1.3 million compared with net gains of $609,000 in 2005. YTD gains included a $962,000 gain on derivatives associated with the convertibility option associated with the Laurus Senior Term Convertible Note, a $390,000 gain on exchange with the Laurus Master Trust. Relating to relief of default interest in exchange for 100,000 common shares plus 100,000 warrants of Tarpon Corporation, and $111,000 gains on foreign currency exchange offset by about 110,000 of miscellaneous expense and amortization of bank financing costs. The 2005 gain of $609,000 was related to foreign currency exchange, principally associated with inter-company items associated with the Steelbank acquisition.

Interest Expense

     Net interest expense increased in 2006 to $3.8 million for the nine months ended September 30, 2006 compared with $727,000 in 2005. Approximately $3.0 million of the 2006 $3.8 million was financed under the Tarpon entity, with about $400,000 representing interest on borrowings under the Laurus Senior Convertible Term Note and $2.6 million represented by $1.5 million of amortization of financing costs under the Laurus note and $$1.1 million in default interest expense. Year to date 2006 interest expense under EWCO's line of credit and term note borrowings were $337,000 compared with $350,000 in 2005 as average loan balances were slightly lower following the December 2005 Laurus financing, but interest rates in 2006 averaged about 200 basis points higher. Steelbank interest expense YTD 2006 of $477,000 compared with $328,000 in 2005 was attributed to higher revolving line credit balances in 2006 and interest rates ranging from 150 to 200 basis points higher in 2006.

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

Net Losses

     Net losses increased to $9.0 million in 2006 compared with $4.5 million in 2005. Impairment charges accounted for $4.3 million of the loss in 2006 and net gains from other income and expense improved by $700,000 in 2006. However, interest costs including non-cash interest costs of amortized loan premium and default interest accounted for $2.6 million in added costs in 2006.

Liquidity and Capital Resources

     As of September 30, 2006, we had a net operating working capital deficit of approximately $14.5 million, including cash and cash equivalents of approximately $175,000, accounts receivable of approximately $10.9 million, inventories of approximately $8.0 million, and total current operating liabilities of approximately $34.3 million, including accounts payable of approximately $10.2 million and other accrued expenses of $1.5 million. Other current liabilities at September 30, 2006 include $7.5 million outstanding on revolving credit facilities and a first mortgage on the Haines Road facility of approximately $3.1 million, as well as approximately $5.1 million of term loans reclassified as current due to the Company not being in compliance with certain financial covenants.

     The Company has approximately $22.3 million of short term debt and current maturities on long term debt due currently. The Company is seeking to obtain financing for working capital needs, to refinance its short term debts and to finance possible acquisitions, on terms favorable to the Company. There can be no assurance that such financing can be obtained, failing which the Company's unmet financing needs may have a material adverse effect on its operations and continuance of business operations.

Cash Flows From Operating Activities

     Net cash used by the Company's operations during the first nine months of 2006 was approximately $6.9 million. Cash was used primarily by (1) $9.0 million of losses before depreciation and amortization, (2) $3.0 million increase in accounts receivable, primarily due to increased sales, and (3) $1.0 million increase in inventories. These uses were partially offset by an increase in customer advance payments used to finance material costs associated with large orders and a $464,000 increase in accounts payable and other current liabilities.

Cash Flows From Investing Activities

     The Company's investing activities used approximately $1.3 million in the first nine months of 2006. Cash was used primarily for the payment of FenceMaster obligations of $985,000 and $283,000 for capital expenditures.

Cash Flows From Financing Activities

     The Company's financing activities provided approximately $1.5 million of cash flows in the first nine months of 2006. Cash was provided by approximately $2.2 million from borrowing on credit facilities. Cash was used for principal payments on the Company's revolving credit facilities of $188,000 and term notes of $534,000.

Existing Financing Arrangements

     For information on the Company's existing financing arrangements,  refer to
Note 7 in the Tarpon Industries, Inc. and Subsidiaries - Notes to Consolidated Financial Statements Contained elsewhere in this report on Form 10-Q.

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

     SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If impairment is indicated, then the asset will be written down to its fair value, typically based upon its future expected undiscounted cash flows. The Company completed its annual impairment test in the fourth quarter of 2005 and recorded an impairment loss of $1.1 million to its goodwill and $794,000 to its customer list intangibles. The Company's results for the three months and nine months ended September 30, 2006 were below the forecasts utilized in testing for goodwill impairment during the fourth quarter of 2005. As a result, the Company recorded an additional impairment loss of $2.9 million to its goodwill and $652,000 to its customer list intangibles, thus eliminating the remaining carrying values of those assets. See note 6, Goodwill and Intangible Assets.

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

Contractual Obligations

     As of September 30, 2006, EWCO and Steelbank were in violation of certain financial covenants of their loan agreements, resulting primarily from the losses sustained this year. The companies have not obtained a waiver from their lenders to waive the violation as of September 30, 2006. Accordingly, the related debt has been shown as current as of September 30, 2006. Management believes that it will be successful in its negotiations with its lenders to revise the financial covenants to levels that are attainable by the Company; however, there can be no assurance that an agreement will be reached.

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

     The tables below provide information about our financial instruments that are sensitive to changes in interest rates, foreign currency exchange rates, or both, consisting of debt obligations, including Canadian dollar-denominated debt obligations. The tables provide information by functional currency and present such information in U.S. dollar equivalents. For these financial instruments, the tables present principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on current rates for the applicable period. Weighted average fixed rates are based on the contract rates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows of the instruments are denominated in U.S. dollars (U.S. $) and Canadian dollars (Cdn. $), as indicated in parenthesis. The interest rates shown below do not reflect the default rates imposed effective October 1, 2006.


                               September 30, 2006
                             Expected Maturity Dates
                         (U.S.$ equivalent in thousands)

                                                                                                      There                   Fair
                                       2006           2007         2008          2009          2010   -after       Total     Value
                                       ----           ----         ----          ----          ----  -----------  -----      ----
Short-term Debt:
     Variable Rate (U.S.$)       $       7,271                                                                $    7,271  $    7,271
          Average Interest Rate          8.25%
     Variable Rate (Cdn.$)       $       6,523                                                                $    6,523  $    6,523
          Average Interest Rate          7.38%
Long-term Debt:
     Variable Rate (U.S.$)       $       1,382  $      2,529  $      2,341  $       232                       $    6,484  $    6,484
          Average Interest Rate          10.15%       10.02%        10.02%        8.25%
     Fixed Rate (U.S.$)          $           2  $          8  $          2                                    $       12  $       12
          Average Interest Rate          6.19%         5.24%         5.24%


         Variable Rate (Cdn.$)   $          95  $        377  $        377  $       377  $     94             $    1,320  $    1,320
          Average Interest Rate           7.50%         7.50%        7.50%        7.50%     7.50%
     Fixed Rate (Cdn.$)          $       1,526                                                                $    1,526  $    1,526
          Average Interest Rate          8.59%


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

     The table below provides information about the Company's steel inventory that is sensitive to changes in commodity prices, specifically steel prices. The table presents the carrying amount and fair value as of the indicated date:

                                             September 30, 2006
                                        (U.S.$ equivalent in thousands)
                                  Carrying Amount                  Fair Value
Steel Inventories....                 $8,032                         $8,032


ITEM 4...CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on their evaluation and review, our principal executive and principal financial officers have concluded that these controls and procedures, as designed and implemented, are not operating effectively. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Our previous Independent Registered Public Accounting Firm, Grant Thornton LLP, has identified a variety of material weaknesses in our internal controls over financial reporting. These material weaknesses stem in significant part from the acquisition policy which we are following in which private, unrelated companies are being combined. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses are as follows:

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

     As a public company, we have significant requirements for enhanced financial reporting and internal controls. We are taking steps to unify the financial reporting of all of our component companies, to increase our accounting and information technology staff and to put in place internal controls concerning accounting entries and adjustments, with full documentation, which are responsive to issues raised by our previous Independent Registered Public Accounting Firm, Grant Thornton LLP, and, as of this time, we have made progress on these points. We have hired additional staff and are in the initial planning phase of upgrading our information technology systems. We expect these steps to be completed by December 31, 2006, but it is possible that they might not be completed by then.

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

ITEM 2.  DEFAULTS UPON SENIOR SECURITIES

     The company is not in compliance with certain financial covenants with its lending institutions, for which it has obtained non-binding commitments to adjust such covenants and maintain compliance. See note 8 in the Tarpon Industries, Inc. and Subsidiaries - Notes to Consolidated Financial Statements contained elsewhere in this report on Form 10-Q.

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

                                           TARPON INDUSTRIES, INC.
                                             (Registrant)

Dated:  November 14, 2006                  By:   /s/ James W. Bradshaw
                                              ------------------------------
                                              James W. Bradshaw
                                              Its:  Chief Executive Officer


                                           By:/s/ J. Stanley Baumgartner, Jr.
                                              -------------------------------
                                              J. Stanley Baumgartner, Jr.
                                              Its: Chief Financial Officer

Exhibit           Description

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