Form 10-Q/A
period 2006-03-31
Tarpon Industries, Inc.
filed 2006-11-15
CIK 1303565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 6 (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     The number of the registrant's common shares outstanding as of March 31, 2006 was 4,640,130.

                                Explanatory Note

     This amendment on Form 10-Q/A amends and restates the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006, as initially filed with the Securities and Exchange Commission on May 15, 2006.

     This amendment on Form 10-Q/A amends the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows to reflect the incurrence of default interest resulting from defaults on the notes with Laurus Master Funds, Ltd., LaSalle Bank Midwest, N.A. and LaSalle Business Credit (see note 8,
Debt). Additionally, the Statement of Cash Flows was amended to reclassify the payment of FENCEMaster obligations from Cash Flows from Operating Activities to Cash Flows from Investing Activities. See also note 2, Restatement and Basis of Presentation, which outlines the effect of these changes. Additionally, a correction was made to properly account for the cost of outbound freight in accordance with EITF 00-10.



        No other information in the original Form 10-Q is hereby amended.


                             TARPON INDUSTRIES, INC.

                         QUARTERLY REPORT ON FORM 10-Q/A

                      FOR THE QUARTER ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

                                                                            PAGE


PART I - FINANCIAL INFORMATION.................................................3

         ITEM 1.      FINANCIAL STATEMENTS.....................................4

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........18

         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK.......................................22

         ITEM 4.      CONTROLS AND PROCEDURES.................................23

PART II - OTHER INFORMATION...................................................24

         ITEM 1.      LEGAL PROCEEDINGS.......................................24

         ITEM 2.      DEFAULTS UPON SENIOR SECURITIES.........................25

         ITEM 5.      OTHER INFORMATION.......................................25

         ITEM 6.      EXHIBITS................................................25

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                             TARPON INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                            Page
Tarpon Industries, Inc.
Consolidated Balance Sheets --- March 31, 2006 and December 31, 2005...........4
Consolidated Statements of Operations --- For the Three Months Ended
     March 31, 2006 and 2005...................................................5
Consolidated Statements of Cash Flows --- For the Three Months Ended
     March 31, 2006 and 2005...................................................6
Notes to Consolidated Financial Statements.....................................7

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



                                                                              March 31,         December 31,
                                                                                 2006               2005
                                                                            ---------------    ---------------
                                                                             (Restated, see note 2)
ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                                                      $ 2,282,231        $ 7,317,364
Accounts receivable (less allowance for doubtful accounts for 2006
      of $190,353 and for 2005 of $192,901)                                      8,528,880          7,730,029
Inventories                                                                      7,970,191          6,919,638
Other current assets                                                               518,514            367,681
                                                                            ---------------    ---------------
      Total current assets                                                      19,299,816         22,334,712

Property plant and equipment - net                                              11,071,728         11,139,700
Deferred financing costs                                                         1,549,706          1,973,754
Goodwill                                                                         2,804,594          2,808,800
Intangible assets, net of amortization                                             659,286            693,590
Other assets                                                                        35,828             55,365
                                                                            ---------------    ---------------
TOTAL ASSETS                                                                  $ 35,420,958       $ 39,005,921
                                                                            ===============    ===============


LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
Short-term debt                                                               $ 10,070,531       $ 11,344,379
Current maturities on long-term debt                                             9,395,623          9,250,944
Accounts payable - trade                                                         8,762,747         11,270,836
Customer advance payments                                                        2,101,100            121,068
Other current liabilities                                                        2,317,516          1,430,401
                                                                            ---------------    ---------------
      Total current liabilities                                                 32,647,517         33,417,628

Long-term debt less current maturities                                               8,424             10,242
Other long-term liabilities                                                        411,000            382,667
                                                                            ---------------    ---------------
TOTAL LIABILITIES                                                               33,066,941         33,810,537

SHAREHOLDERS' EQUITY :
Preferred shares; no par value, 2,000,000 authorized; no shares issued
      at March 31, 2006 and at December 31, 2005                                         -                  -
Common shares; no par value, authorized, 20,000,000 shares at March 31,
        2006 and at December 31, 2005; issued and outstanding, 4,640,130 shares at
        March 31, 2006 and at December 31, 2005                                 15,656,249         15,625,625
Accumulated deficit                                                            (13,576,188)       (10,720,870)
Accumulated other comprehensive income                                             273,956            290,629
                                                                            ---------------    ---------------
       Total shareholders' equity                                                2,354,017          5,195,384
                                                                            ---------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 35,420,958       $ 39,005,921
                                                                            ===============    ===============

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                      Three Months Ended March 31,
                                                               ------------------------------------------

                                                                         2006                 2005
                                                                -------------------    ----------------
REVENUES:                                                        (Restated, see note 2)
Sales, net of customer discounts                                    $ 17,050,261        $ 14,018,356

Cost of goods sold                                                    15,748,695          13,255,219
                                                                -------------------    ----------------

     Gross profit                                                      1,301,566             763,137

Selling, general and administrative expenses                           2,699,586           2,337,829
                                                                -------------------    ----------------

OPERATING LOSS                                                        (1,398,020)         (1,574,692)

OTHER (INCOME) EXPENSE:
Miscellaneous  expense (income)                                          (44,007)             13,363
Interest expense                                                       1,391,218             271,330
Loss from derivatives                                                    101,000                   -
Financing costs                                                           21,638              14,915
Interest income                                                          (25,926)             (4,805)
Foreign exchange loss (gain)                                              13,373            (124,460)
                                                                -------------------    ----------------
     Total other (income) expense                                      1,457,296             170,343
                                                                -------------------    ----------------

LOSS BEFORE INCOME TAXES                                              (2,855,316)         (1,745,035)
INCOME TAX PROVISION (BENEFIT)                                                 -            (135,326)
                                                                -------------------    ----------------

NET LOSS                                                            $ (2,855,316)       $ (1,609,709)
                                                                ===================    ================


NET LOSS PER COMMON SHARE - BASIC AND DILUTED                            $ (0.62)            $ (0.57)
                                                                ===================    ================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                   4,640,130           2,830,644
                                                                ===================    ================

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               Three Months Ended March 31,
                                                                           -----------------------------------

                                                                                 2006               2005
                                                                            ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES                                        (Restated, see note 2)
Net loss                                                                       $ (2,855,316)      $ (1,609,709)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                                     247,244            149,723
  Accretion of note discount and other charges                                      525,613                  -
  Unrealized foreign currency (gain) loss                                                 -            (19,294)
  Stock option expense                                                               30,624                  -
  Non-employee stock options                                                              -            424,200
  Loss on derivative instrument                                                     101,000                  -
  Changes in assets and liabilities:
    Accounts receivable (increase) decrease                                        (766,047)         1,362,835
    Refundable federal income taxes (increase)                                            -           (227,325)
    Inventory (increase) decrease                                                (1,062,885)           850,151
    Prepaid expenses (increase)                                                      (4,451)           (52,309)
    Customer advance payments increase                                            1,980,032            140,690
    Default interest payable increase                                               468,200                  -
    Accounts payable and accrued expenses (decrease)                             (1,120,511)          (731,309)
                                                                            ----------------   ----------------
  Net cash provided by (used in) operating activities                            (2,456,497)           287,653
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash received                                                        -         (7,622,453)
Payments of FENCEMaster obligations                                                (984,733)
Capital expenditures                                                               (169,441)           (32,496)
                                                                            ----------------   ----------------
    Net cash used in investing activities                                        (1,154,174)        (7,654,949)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares (net of issuance costs paid
  in 2005 of $1,154,485)                                                                  -         13,594,265
Financing costs                                                                           -            (20,000)
Net payments on credit facilities                                                (1,240,013)          (766,428)
Proceeds from issuance of long-term debt                                                  -          1,654,474
Repayment of long-term obligations                                                 (177,088)           (75,464)
Repayment of short-term obligations                                                       -         (4,417,707)
                                                                            ----------------   ----------------
    Net cash provided by (used in) financing activities                          (1,417,101)         9,969,140
IMPACT OF FOREIGN CURRENCY EXCHANGE ON CASH                                          (7,361)                 -
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (5,035,133)         2,601,844
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    7,317,364            257,786
                                                                            ----------------   ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 2,282,231        $ 2,859,630
                                                                            ================   ================

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                      $ 392,608          $ 306,212
                                                                            ================   ================
Non-cash transactions:
    Success fee obligation for acquisition                                              $ -          $ 200,000
                                                                            ================   ================
    Stock issued as payment of debt                                                     $ -          $ 303,180
                                                                            ================   ================
    Accrued initial public offering expenditures                                        $ -          $ 427,913
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

      2. Restatement and Basis of Presentation

     As of December 31, 2005, the Company's Steelbank subsidiary was not in compliance with covenants relating to its revolving credit line and was therefore technically in default with its agreement with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch. As a result of the cross default provisions in the loan agreements with LaSalle Bank Midwest and the Laurus Master Trust ("Laurus"), the Company is therefore in default with respect to these agreements as well, and is subject to default interest expense at the rate of two per cent (2%) per annum on the LaSalle agreements and two per cent (2%) per month on the Laurus agreement.

     Because formal waivers were not obtained as of the filing date, the Company believes that it should have accrued such default interest expense totaling $468,200. In addition, the Company should have shown payments made related to the FENCEMaster acquisition totaling $984,783 as investing activities instead of operating activities in the Statement of Cash Flows. Accordingly, we have determined that it is appropriate to amend the Form 10-Q for the quarter ended March 31, 2006.

     Additionally, a correction was made to properly account for the cost of outbound Freight in accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Cost". The correction increased sales by $43,000 and cost of goods sold by $49,000 for a net correction of ($6,000) to gross profit.

The following summary highlights the information that is revised in this Form 10-Q/A for the period ended March 31, 2006:


Statement of Cash Flows:
                                                     Previously
                                                     Reported          Restated
                                                     -----------     -----------
         Net Cash Used in Operating Activities       $(3,441,229)   $(2,456,497)
         Net Cash Used in Investing Activities       $  (169,441)   $(1,154,174)


Statement of Operations:

         Sales, Net of Customer Discounts            $17,007,164    $17,050,261
         Cost of Goods Sold                          $15,699,374    $15,748,695
         Gross Profit                                $ 1,307,790    $ 1,301,566
         Operating Loss                              $(1,391,796)   $(1,398,020)
         Miscellaneous Expense (Income)              $   (37,784)   $   (44,007)
         Interest Expense                            $   923,018    $ 1,391,218
         Loss Before Income Taxes                    $(2,387,115)   $(2,855,316)
         Net Loss                                    $(2,387,115)   $(2,855,316)
         Basic and Diluted EPS                       $     (0.51)   $     (0.62)


Balance Sheet:

         Other Current Liabilities                   $  1,849,316  $  2,317,516
         Total Current Liabilities                   $ 32,179,317  $ 32,647,517
         Total Liabilities                           $ 32,598,741  $ 33,066,941
         Accumulated Deficit                         $(13,107,988) $(13,576,188)
         Total Shareholders' Equity                  $  2,822,217  $  2,354,017


     3. New Accounting Pronouncements

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


                                                           Three Months Ended
                                                            March 31, 2005
                                                           --------------------

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

The estimated fair value as of the date options were granted during the periods presented using the Black Scholes option-pricing model, was as follows:

                                            Three Months       Three Months
                                                Ended              Ended
                                            3/31/2006           3/31/2005
                                            -----------        -----------
Weighted Average Estimated Fair Value
     Per Share Of Options Granted
     During The Period                             $ -              $3.03
Assumptions:
   Amortized Dividend Yield                          -               0.00%
   Common Stock Price Volatility                     -              60.00%
   Risk Free Rate Of Return                          -               3.78%
   Expected Option Term (in years)                   -               5

The following table summarizes information about stock options at March 31, 2006:



                                         Options Outstanding                              Options Exercisable
                           ------------------------------------------------  -------------------------------
                                             Weighted         Weighted                   Weighted   Weighted
                                             Average          Average                    Average     Average
                                            Remaining         Exercise                   Exercise  Remaining
Range of Exercise Prices      Shares     Contractual Life     Price           Shares      Price    Contractual
                                                                                                        Life
------------------------      ------     ----------------     --------       ------      -----      ----------

 $5.50 to $5.50              323,190        8.98              $5.50          187,730     $5.50         8.89


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

4. Financial Position

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained losses of approximately $13.6 million from its inception on January 16, 2002 through March 31, 2006 and has negative working capital of $13.3 million and is in violation of its debt covenants as of March 31, 2006. If the Company is unable to significantly decrease its losses and obtain additional financing needed for growth and to meet tightened vendor payment terms, its financial resources will not be adequate to satisfy its operating and capital requirements for the next 12 months.

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

5. Acquisitions

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


6. Goodwill and Intangible Assets

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

7. Details of Balance Sheet

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
                                              ============       =============

8.  Debt

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

     EWCO was in compliance with its financial covenants at March 31, 2006. However, due to cross default provisions relative to certain debts at Steelbank and Tarpon, EWCO is therefore subject to default interest equivalent to two per cent (2%) per annum.

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

     Steelbank was in violation of the tangible net worth, debt service coverage and interest coverage covenants of its loan agreement as of March 31, 2006, driven primarily by the losses sustained this year. As a result of these violations, and a going concern qualification, its debt has been reclassified as a current liability. Steelbank is also, therefore, subject to default interest equivalent to two per cent (2%) per annum.

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

     As of April 30, 2006, the Company had not completed the sale and leaseback of its Haines Road property and had received a going concern opinion for the year ended December 31, 2005 which violated the terms of the Note. The Company has obtained a waiver from Laurus for these violations. In addition, the Company is in violation of certain cross default provisions related to the EWCO and Steelbank credit facilities, resulting in classifying the convertible debt as a current liability. As a result, the Company is subject to default interest of two per cent (2%) per month and has recorded expense of $428,000 for the three months ended March 31, 2006. On August 16, 2006, Laurus granted a waiver to The Company for the default interest provision of the Note for the period January 1, 2006 through June 30, 2006 under circumstances whereby the Company or its subsidiaries Fails to meet its respective loan covenants, but not in the event of a default on Payments. In exchange for granting this waiver, the Company agreed to transfer 100,000 shares of common stock, and an additional 100,000 shares should the Company Raise equity at a future date.

9. Comprehensive Loss

   Our comprehensive losses are as follows:


                                               Three Months Ended March 31,
                                              ------------------------------
                                                  2006              2005
                                              -------------     ------------
                                               (Restated)

 Net loss                                     $ (2,855,316)     $ (1,609,709)
 Other comprehensive (loss) -
   foreign currency translation adjustments        (16,673)          (18,366)
                                              -------------     -------------
  Comprehensive loss                          $ (2,871,989)     $ (1,628,075)
                                              =============     =============


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

12.  Income Taxes

     Tarpon has not recognized potential U.S. or Canadian federal tax benefits from its net losses because of the uncertainty regarding its ability to realize future tax benefits of its net operating loss carryforwards. The potential loss carryforward at March 31, 2006 is approximately $11.6 million. If the Company achieves profitability, the net operating loss carryforwards may be available to offset future income taxes.

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


                                      Three Months Ended March 31, 2006
                                ------------------------------------------------

                                EWCO               Steelbank           Other (A)       Total
                               -----------         -----------         ---------   -------------
External revenues              $ 11,919,750 *      $ 5,130,511         $      --   $  17,050,261 *

Inter-segment sales                 187,405                 --         (187,405)         --

Depreciation and amortization        28,973            218,271                --         247,244

Operating profit (loss)              82,460 *         (133,549)      (1,346,931)      (1,398,020) *

Total assets                     12,862,967         21,256,928         1,301,063      35,420,958

Capital expenditures                     --            169,441                --         169,441


     * Restated

                                      Three Months Ended March 31, 2005

                                ------------------------------------------------

                                 EWCO              Steelbank           Other (A)       Total
                                ----------        ----------          ---------    --------------
External revenues               $ 11,503,723      $ 2,514,633         $      --     $ 14,018,356

Inter-segment sales                  228,232           15,070          (243,302)          --

Depreciation and amortization          5,797          100,399           (37,708)          68,488

Operating profit (loss)             (258,434)        (257,324)       (1,058,934)      (1,574,692)

Total assets                      14,061,662       16,134,827          (241,790)      29,954,699

Capital expenditures                  13,734           18,762                 --          32,496


(A) Other represents information for the Company's parent company, Tarpon which is not allocated into the operating segments.


     Revenues by country for the three months ended March 31 are as follows:


                                             Three Months Ended
                                                  March 31,
                               -----------------------------------------------
                                        2006                      2005
                               ----------------------    ---------------------

United States                           $ 13,877,089             $ 11,956,033
Canada                                     3,173,172                2,062,323
                               ----------------------    ---------------------
        Total                           $ 17,050,261             $ 14,018,356
                               ======================    =====================

14.  Subsequent Events

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This amendment on Form 10-Q/A amends and restates the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006, as initially filed with the Securities and Exchange Commission on May 15, 2006.

     This amendment on Form 10-Q/A amends the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows to reflect the incurrence of default interest resulting from defaults on the notes with Laurus Master Funds, Ltd., LaSalle Bank Midwest, N.A. and LaSalle Business Credit (see note 8,
Debt). Additionally, the Statement of Cash Flows was amended to reclassify the payment of FENCEMaster obligations from Cash Flows from Operating Activities to Cash Flows from Investing Activities. See also note 2, Restatement and Basis of Presentation, which outlines the effect of these changes. Additionally, a correction was made to properly account for the cost of outbound freight in accordance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs".

The MD&A has been updated to reflect the effect of these restatements.


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

     As of December 31, 2005, the Company's Steelbank subsidiary was not in compliance with covenants relating to its revolving credit line and was therefore technically in default with its agreement with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch. As a result of the cross default provisions in the loan agreements with LaSalle Bank Midwest and the Laurus Master Trust ("Laurus"), the Company is therefore in default with respect to these agreements as well, and is subject to default interest expense at the rate of two per cent (2%) per annum on the LaSalle agreements and two per cent (2%) per month on the Laurus agreement.

     Because formal waivers were not obtained as of the filing date, the Company has accrued such default interest expense totaling $468,200 in this form 10-Q/A and in management's discussion and analysis that follows.

Overview of Recent Operations

     During the first quarter of 2006, the Company had net revenues of $17.1 million (as restated) and a net loss of $2.9 million (as restated) or ($0.62) per share. This compares with first quarter 2005 revenues of $14.0 million and a net loss of $1.6 million or ($0.57) per share. Our consolidated first quarter 2006 results were Materially impacted by the following items:

     o Amortization of finance costs and accretion of note discount, recorded as interest expense, of $532,000
     o    Penalty interest of $468,000
     o    Loss on derivative instruments of $101,000
     o    Stock option expense of $31,000
     o    Severance costs of $94,000

Comparison of Operating Results for the Three Month Periods Ended March 31, 2006 and 2005

Net Revenues

     Listed in the tables below are the net revenues and tonnage shipped for the three months ended March 31, 2006 and 2005:



                            Three Months Ended March 31(dollars in thousands),
                         --------------------------------------------------------------------------
                                       2006                                        2005
                         ------------------------------------------ -------------------------------
                             Net Revenues         Tonnage           Net Revenues          Tonnage
                         ------------------------------------------ -------------------------------

EWCO Tubular                 $    5,787              7,726             $  5,172             6,215
EWCO  SpaceRak                    6,133              4,529                6,332             4,469
Steelbank Tubular*                5,130              4,797                2,514             1,849
                                  -----             ------                -----            -------
   Total                     $   17,050             17,052             $ 14,018            12,533
                             ==========            =======             =========           =======



* Tonnage shipped is not available for consolidated Steelbank, prior to purchase of Haines Road; therefore, tonnage reported reflects information since the acquisition of Haines Road, which occurred in February 2005.

     Net revenue for the first quarter of 2006 increased approximately 22% over the same period in 2005 from $14.0 million to $17.1 million, while volume on a tonnage basis increased 36%.

     EWCO Tubular volume on a tonnage basis increased by approximately 24 % in 2006 over first quarter 2005 with revenues of $5.8 million or 11.9% higher than 2005. Revenue on a per ton basis declined by 10.0% from $832 in the first quarter of 2005 to $749 in the first quarter of 2006, due to market driven reductions during the first three quarters of 2005. Although prices recovered slightly in the fourth quarter of 2005, they did not return to the levels experienced during the first quarter of 2005.

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

Cost of Goods Sold and Gross Profit

     Gross profit for the three months ended March 31, 2006 of $1.3 million increased by $538,000, or 71%, over the three months ended March 31, 2005. Gross margins increased to 7.6% from 5.4% for the corresponding periods due to inventory that was acquired in the Haines Road transaction and recorded at fair value, as well as generally lower margins caused by the declining steel market early in 2005. Steel prices in the first quarter of 2006 were fairly stable and began to trend upward toward the end of the quarter. Gross margins were also improved due to the avoidance of lower margin business.

Selling, General and Administrative Expense

     Selling, general and administrative costs increased from $2.3 million, or 16.7% of net revenue, during the first quarter of 2005 to $2.7 million, or 15.8% of net revenue during the first quarter of 2006. Cost increases include audit fees of $215,000 and salaries and wages of $468,000 associated with the acquired operations of Haines Road and providing staff to integrate businesses and grow the Company's sales. These increases were partially offset by the decrease of $424,000 associated with stock options issued to directors and consultants in the first quarter of 2005.

Other Income and Expense

     Other income and expense changed from expense of $170,000 to expense of $1,457,000 for the three months ended March 31, 2005 and March 31, 2006, respectively. The increase is primarily attributable to increases in interest expense and finance costs of $1,120,000 (as restated) associated with the Laurus financing, completed in December 2005, including default interest of $468,000, as well as $101,000 loss from derivatives and foreign exchange loss of $138,000.

Income Taxes

     Tarpon has not recognized potential U.S. or Canadian federal tax benefits from its net losses because of the uncertainty regarding its ability to realize future tax benefits of its net operating loss carryforwards. The potential loss carryforward at March 31, 2006 is approximately $11.6 million. If the Company achieves profitability, the net operating loss carryforwards may be available to offset future income taxes.

Net Loss

     Net loss increased $1,245,000 to $2,855,000 for the three months ended March 31, 2006, versus $1,610,000 for the three months ended March 31, 2005 for the reasons described above.

Liquidity and Capital Resources

     As of March 31, 2006, we had a net working capital deficit of $13,348,000, including cash and cash equivalents of $2,282,000, accounts receivable of $8,529,000, inventories of $7,970,000 and total current operating liabilities of $32,648,000, including accounts payable of $8,763,000 and other accrued expenses of $4,419,000. Other current liabilities at March 31, 2006 include $7,117,000 outstanding on revolving credit facilities, a first mortgage on the Haines Road facility of $2,954,000, second and third mortages on the Haines Road facility totaling $1,457,000, convertible note payable to Laurus of $5,491,000, and reclassified term loans of Steelbank and EWCO totaling $2,018,000, due to the Company not being in compliance with certain financial covenants.

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

Cash Flows From Operating Activities

     Net cash used by the Company's operations during the first three months of 2006 was $2,456,000 (as restated). Cash was used primarily by (1) $2,855,000 (as restated) of losses, (2) a $766,000 increase in accounts receivable, (3) a $1,063,000 increase in inventories, (4) a $468,000 increase in default Interest payable and (5) a $1,121,000 decrease in accounts payable and accrued expenses, partially offset by advance payments from customers of $1,980,000.

Cash Flows From Investing Activities

     The Company's investing activities in the first three months of 2006 used $1,154,000 (as restated) in cash, primarily for the payment of FenceMaster obligations Of $985,000 and for capital expenditures of $169,000, primarily by Steelbank.

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

     As of December 31, 2005, the Company's Steelbank subsidiary was not in compliance with covenants relating to its revolving credit line. As a result of the cross default provisions in the loan agreements with LaSalle Bank Midwest, N.A. and LaSalle Business Credit("LaSalle") and Laurus Master Trust ("Laurus"), the Company is therefore in default with respect to these agreements as well, and is subject to default interest expense at the rate of two per cent (2%) per annum on the LaSalle agreements and two per cent (2%) per month on the Laurus agreement.

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


ITEM 2.  DEFAULTS UPON SENIOR SECURITIES

     The company is not in compliance with certain financial covenants with its lending institutions, for which it has obtained non-binding commitments to adjust such covenants and maintain compliance. See footnotes 5 and 6 in the Tarpon Industries, Inc. and Subsidiaries - Notes to Consolidated Financial Statements contained elsewhere in this report on Form 10-Q/A.


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

                                         TARPON INDUSTRIES, INC.
                                             (Registrant)

Dated:  September 22, 2006               By:    /s/ James W. Bradshaw
                                              ------------------------
                                               James W. Bradshaw
                                        Its:  Chief Executive Officer

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