Form 10-Q/A
period 2006-06-30
Tarpon Industries, Inc.
filed 2006-11-16
CIK 1303565

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

                             TARPON INDUSTRIES, INC.

                         QUARTERLY REPORT ON FORM 10-Q/A

                       FOR THE QUARTER ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

                                                                          PAGE

PART I - FINANCIAL INFORMATION...............................................2
         ITEM 1.    FINANCIAL STATEMENTS.....................................2
         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.....................23
         ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK.............................................33
         ITEM 4.    CONTROLS AND PROCEDURES.................................37

PART II - OTHER INFORMATION.................................................38
         ITEM 1.    LEGAL PROCEEDINGS.......................................38
         ITEM 2.    DEFAULTS UPON SENIOR SECURITIES.........................36
         ITEM 5.    OTHER INFORMATION.......................................38
         ITEM 6.    EXHIBITS................................................39


Explanatory Note

This report on Form 10-Q/A has been submitted to reflect comments resulting from the completion of the Company's independent registered public accounting firm's review. The review noted clerical errors in the Form 10-Q which was previously filed on August 21, 2006 which have been indicated in the attached document. Additionally, a correction was made to properly account for the cost of outbound freight in accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" for the quarter ended March 31, 2006, which now consistently conforms with the six months ended June 30, 2006.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             TARPON INDUSTRIES, INC.

INDEX TO FINANCIAL

                                                                         Page
Tarpon Industries, Inc.
Consolidated Balance Sheets --- June 30, 2006 and December 31, 2005........4
Consolidated Statements of Operations --- For the Three and Six
   Months Ended June 30, 2006 and 2005.....................................5
Consolidated Statements of Cash Flows --- For the Six Months Ended
   June 30, 2006 and 2005..................................................6
Notes to Consolidated Financial Statements.................................7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         To the Shareholders of
         Tarpon Industries, Inc.

     We have reviewed the accompanying balance sheet of Tarpon Industries, Inc. (a Michigan corporation) as of June 30, 2006, and the related statements of operations, and cash flows for the three and six months ended June 30, 2006 and 2005. The interim financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for it to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company incurred a net loss of $8,543,524 during the period ended June 30, 2006, and, as of that date, the Company's current liabilities exceeded its current assets by $14,524,603, and the Company was in default of certain debt covenants of its credit agreements. These factors, among others, as discussed in Note 4 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       /s/ Grant Thornton LLP
       ----------------------
           Grant Thornton LLP


       Southfield, Michigan
       November 7, 2006

                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30, 2006         December 31, 2005
                                                                                      ----------------       ------------------
ASSETS:                                                                                 (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                          $          408,799     $          7,317,364
Accounts receivable (less allowance for doubtful accounts for 2006 of
     $307,137 and for 2005 of $192,901                                                      8,526,693                7,730,029
Inventories                                                                                 8,291,945                6,919,638
Unbilled revenue                                                                            1,578,855                        -
Other current assets                                                                          792,865                  367,681
                                                                                      ----------------       ------------------
       Total current assets                                                                19,599,157               22,334,712

Property plant and equipment - net                                                         10,655,536               11,139,700
Deferred financing costs                                                                    1,333,108                1,973,754
Goodwill                                                                                            -                2,808,800
Intangible assets, net of amortization                                                              -                  693,590
Other assets                                                                                        -                   55,365
                                                                                      ----------------       ------------------
TOTAL ASSETS                                                                       $       31,587,801     $         39,005,921
                                                                                      ================       ==================

LIABILITIES AND SHAREHOLDERS' EQUITY / (DEFICIT):
CURRENT LIABILITIES:
Short-term debt                                                                    $       10,530,454     $         11,344,379
Current maturities on long-term debt                                                        8,617,131                9,250,944
Accounts payable - trade                                                                   10,527,078               11,270,836
Customer advance payments                                                                   2,371,769                  121,068
Other current liabilities                                                                   2,077,328                1,430,401
                                                                                      ----------------       ------------------
       Total current liabilities                                                           34,123,760

Long-term debt less current maturities                                                          6,522                   10,242
Other long-term liabilities                                                                   219,000                  382,667
                                                                                      ----------------       ------------------
TOTAL LIABILITIES                                                                          34,349,282               33,810,537
SHAREHOLDERS' EQUITY / (DEFICIT):
Preferred shares; no par value, authorized; no shares issued at June 30,
       2006 and at December 31, 2005                                                                -                        -
Common shares; no par value, 20,000,000 shares authorized at June 30,
       2006 and at December 31, 2005; issued and outstanding, 4,801,982 shares
       at June 30, 2006 and 4,640,130 shares at December 31, 2005                          15,899,763               15,625,625
Accumulated deficit                                                                      (19,264,394)             (10,720,870)
Accumulated other comprehensive income                                                        603,150                  290,629
                                                                                      ----------------       ------------------
          Total shareholders' equity / (deficit)                                          (2,761,481)                5,195,384
                                                                                      ----------------       ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY /(DEFICIT)                              $       31,587,801     $         39,005,921
                                                                                      ================       ==================

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     Three Months Ended June 30,         Six Months Ended June 30,
                                                     ---------------------------         -------------------------
                                                        2006             2005              2006              2005
                                                    -------------    --------------    -------------     -------------
REVENUES:
Sales, net of customer discounts                 $    21,484,931  $     15,086,908  $    38,535,192   $    29,105,264

Cost of goods sold                                    20,022,119        14,192,483       35,770,814        27,426,915
                                                    -------------    --------------    -------------     -------------

          Gross Profit                                 1,462,812           894,425        2,764,378         1,678,349

OPERATING EXPENSES:
Selling, general and administrative expenses           2,339,263         2,121,866        5,038,848         4,480,482
Impairment                                             4,326,177                 -        4,326,177                 -
                                                    -------------    --------------    -------------     -------------
          Total operating expense                      6,665,440        2,121,866        9,365,025          4,480,482


OPERATING LOSS                                       (5,202,628)       (1,227,441)      (6,600,647)       (2,802,133)

OTHER (INCOME) EXPENSE:
Miscellaneous (income) expense                            75,919            27,989           31,911            41,352
Financing costs                                           21,911            14,776           43,549            29,691
Gain on derivatives                                    (794,000)                 -        (693,000)                 -
Foreign exchange (gain) loss                            (64,837)            71,114         (51,464)          (53,346)
                                                    -------------    --------------    -------------     -------------
          Total other (income) expense                 (761,007)           113,879        (669,004)            17,697
                                                    -------------    --------------    -------------     -------------

INTEREST EXPENSE, NET:
Interest                                               1,255,697           186,818        2,646,916           458,148
Interest income                                          (9,109)              (44)         (35,035)           (4,849)
                                                    -------------    --------------    -------------     -------------
          Total interest expense, net                  1,246,588           186,774        2,611,881           453,299
                                                    -------------    --------------    -------------     -------------

LOSS BEFORE INCOME TAXES                             (5,688,209)       (1,528,094)      (8,543,524)       (3,273,129)
INCOME TAX PROVISION (BENEFIT)                                 -          (60,295)                -         (195,621)
                                                    -------------    --------------    -------------     -------------

NET LOSS                                         $   (5,688,209)  $    (1,467,799)  $   (8,543,524)   $   (3,077,508)
                                                    =============    ==============    =============     =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED    $        (1.22)  $         (0.32)  $        (1.84)   $        (0.82)
                                                    =============    ==============    =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES               4,671,384         4,640,130        4,655,843         3,740,386
OUTSTANDING
                                                    =============    ==============    =============     =============


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                         Six Months Ended June 30,
                                                                                          2006              2005
                                                                                      -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                           $   (8,543,524)   $    (3,077,508)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         505,312            334,257
     Accretion of note discount and other charges                                        1,142,687                  -
     Unrealized foreign currency gain                                                            -           (24,374)
     Stock option expense                                                                   64,513                  -
     Non-employee stock options                                                                  -            424,200
     Stock issued as compensation                                                           20,000
     Deferred tax benefit                                                                        -          (194,916)
    Gain on derivative instrument                                                        (693,000)                  -
     Impairment                                                                          4,326,177                  -
     Changes in assets and liabilities:
          Accounts receivable (increase) decrease                                        (676,795)          1,574,498
          Refundable federal income taxes increase                                               -           (91,999)
          Inventory (increase) decrease                                                (1,264,490)          1,061,135
          Unbilled revenue increase                                                    (1,578,855)                  -
          Other current assets (increase) decrease                                       (425,184)             51,821
          Customer advance payments increase                                             2,250,701                  -
          Accounts payable and other current liabilities increase (decrease)               887,902        (2,361,600)
                                                                                      -------------     --------------
               Net cash used in operating activities                                   (3,984,556)        (2,304,486)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs                                                                         (30,531)        (8,151,820)
Payments of FenceMaster obligations                                                      (984,733)                  -
Capital expenditures                                                                     (282,245)          (138,429)
                                                                                      -------------     --------------
     Net cash used in investing activities                                             (1,297,509)         (8,290,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares (net of issuance costs paid in 2005 of                   -         13,512,121
$1,154,485)
Financing costs                                                                                  -           (20,000)
Net (payments) borrowings on credit facilities                                         (1,030,727)            708,587
Proceeds from issuance of long-term debt                                                         -          1,714,524
Repayment of short-term obligations                                                              -          (341,467)
Repayment of long-term obligations                                                       (543,266)        (4,420,743)
                                                                                      -------------     --------------
     Net cash (used in) provided by financing activities                               (1,573,993)        11,153,022*

IMPACT OF FOREIGN CURRENCY EXCHANGE ON CASH                                               (52,507)            (8,220)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (6,908,565)            550,067
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           7,317,364            257,786
                                                                                      -------------     --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $       408,799   $        807,853
                                                                                      =============     ==============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                      $       803,106   $        458,148
                                                                                      =============     ==============
Non-cash transactions:
     Success fee obligation for acquisition                                        $             -   $        200,000
                                                                                      =============     ==============
     Stock issued as compensation                                                  $        20,000
                                                                                      =============     ==============
     Stock issued as payment of debt                                               $       187,500   $        303,180
                                                                                      =============     ==============
     Accrued initial public offering expenditures                                  $             -   $        427,913
                                                                                      =============     ==============
     Issuance of debt to purchase land and building                                $             -   $      4,141,488




* Amount previously reported as (11,153,022), due to clerical error.


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

2.   Restatement and Basis of Presentation

     This report on Form 10-Q/A has been submitted to reflect corrections of clerical errors and misclassifications in the Statement of Operations, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-Q which was previously filed on August 21, 2006. This amended form 10-Q corrects the misclassifications by decreasing SG&A by $293 thousand and increasing cost of goods sold and miscellaneous expense by $206 thousand and $87 thousand, respectively. Additionally, the Statement of Operations for the Six Months Ended June 30, 2006 has been updated to reflect a correction that was made on Form 10-Q/A for the quarter ended March 31, 2006 to propertly account for the cost of outbound freight in accordance with EIFT 00-10 "Accounting for Shipping and Handling Fees and Costs". The effect of that correction was to increase sales by $43 thousand, increase cost of goods sold by $49 thousand and decrease miscellaneous expense by $6 thousand. Management's Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement changes noted herin.

     The following summary highlights the information that is revised in this Form 10-Q/A for the quarter and for the six months ended June 30, 2006:


                                              Second Quarter Ended        Six Months Ended
                                                  June 30, 2006            June 30, 2006
                                                 --------------           ----------------
                                             Previously                    Previously
                                             Reported        Restated      Reported         Restated

Statement of Operations:
  Sales, net of customer discounts           $21,484,931    $21,484,931    $38,492,095     $38,535,192
  Cost of goods sold                         $20,022,119    $20,022,119    $35,515,282     $35,770,814
  Gross profit                               $ 1,462,812    $ 1,462,812    $ 2,976,813     $ 2,764,378
  Selling, general and
     administrative  expenses                $ 2,419,911    $ 2,339,263    $ 5,331,931     $ 5,038,848
  Total operating expense                    $ 6,746,088    $ 6,665,440    $ 9,658,108     $ 9,365,025
  Operating loss                             $(5,283,276)   $(5,202,628)   $(6,681,295)    $(6,600,647)
  Miscellaneous (income) expense             $    (4,729)   $    75,918    $   (48,737)    $    31,911
  Total other (income) expense               $  (841,655)   $  (761,007)   $  (749,652)    $  (669,004)


3.   Recent Accounting Pronouncements

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

4.   Financial Position

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has sustained losses of approximately $19.3 million from its inception on January 16, 2002 through June 30, 2006 and has negative working capital of $14.5 million* and is in violation of its debt covenants as of June 30, 2006. If the Company is unable to significantly decrease its losses and obtain additional financing needed for growth and to meet vendor payments, its financial resources will not be adequate to satisfy its operating and capital requirements over the next twelve months.

     *Amount previously reported as $14.4 million, due to clerical error

     As of June 30, 2006, the Company had not completed the sale and leaseback of its Haines Road property due to environmental matters described more fully in note 6. In the event a transaction is not consummated, the Company's cash and debt position would not enable it to repay mortgages totaling $4.6 million due August 18, 2006 (see note 15, Subsequent Events, Expiration of Steelbank Mortages). If the Company is unable to negotiate a transaction or stay of obligation to satisfy the mortgages, it will be in default, which could disrupt operations.

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

     The following table summarizes the assets acquired in connection with the acquisition of Haines Road converted at the exchange rate in effect at the dates of acquisition:

                                                  Haines Road
Current assets                             $       1,183,000
Property, plant, and equipment                     5,356,000
Goodwill                                           2,439,000
Other intangibles                                  1,212,000
Land and buildings                                 4,638,000
                                              ---------------------
Total assets acquired                      $      14,828,000
                                              =====================

6.   Goodwill and Intangible Assets

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

         The change in goodwill is as follows:

         Balance at December 31, 2005                   $2,808,800
         Foreign currency impact                           114,907
         Impairment                                     (2,923,707)
                                                        -----------
         Balance at June 30, 2006                       $    -
                                                        ===========

     The Company's intangible assets are valued based on an independent appraisal and consist of the following:

                                                   Covenant Not
                                 Customer Base     To Compete          Total
Balance at December 31, 2005     $   408,654       $    284,936     $  693,590
Foreign currency impact               16,141             11,096         27,237
Amortization                         (34,694)           (33,663)       (68,357)
Impairment                          (390,101)         ( 262,369)      (652,470)
                                --------------     -------------    -----------
Balance at June 30, 2006         $    -            $    -           $    -
                                ==============     =============    ===========



7.   Details of Balance Sheet

     UNBILLED REVENUE:

                        June 30, 2006        December 31, 2005
                       ----------------     --------------------
                        $    1,578,855       $      -

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


INVENTORIES:

                                      June 30, 2006        December 31, 2005
                                      ----------------     --------------------
     Raw Materials                $        3,578,941   $            3,548,251
     Work in Process                       1,458,962                  303,096
     Finished Goods                        3,060,262                2,882,126
     Supplies                                193,780                  186,165
                                     ----------------     --------------------
        TOTAL                     $        8,291,945   $           6,919,638
                                     ================     ====================

 PROPERTY, PLANT AND EQUIPMENT:


                                             June 30, 2006     December 31, 2005
                                             --------------    -----------------
      Land                                   $  2,392,888   $   2,649,939
      Building and leasehold improvements       2,807,286       2,916,370
      Machinery and equipment                   6,226,946       5,891,036
      Computer equipment                          348,951         285,406
      Transportation equipment                     57,442          56,147
      Furniture and fixtures                       77,076          74,683
      Construction in progress                     37,174          80,865
                                            -------------      ----------------
           Total                               11,947,763      11,954,446
      Accumulated depreciation and
       amortization                            (1,292,227)       (814,746)
                                             --------------   -----------------
           Net Property, Plant and Equipment $ 10,655.536   $  11,139,700
                                             ==============   ==================

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

8.   Debt

         Short Term Debt

                                                     June 30, 2006        December 31, 2005
                                                    ----------------     --------------------

      EWCO revolving credit facility             $        3,467,053   $            6,016,786
      Steelbank revolving credit facility                 3,997,068                2,356,418
      First mortgage on Haines Road real estate           3,066,333                2,971,175
                                                    ----------------     --------------------
           TOTAL                                 $       10,530,454  $            11,344,379

         Long Term Debt

                                                                         June 30, 2006        December 31, 2005
                                                                        ----------------     --------------------

      EWCO term loan                                                 $          929,333   $            1,068,733
      Steelbank term loan                                                     1,406,633                1,531,530
      Second mortgage on Haines Road real estate                              1,071,720                1,029,600
      Third mortgage on Haines Road real estate                                 446,550                  429,000
      Convertible debt (less discounts of $870,963 and
           $818,980, respectively)                                            4,754,037                5,181,020
      Other                                                                      15,380                   21,303
                                                                        ----------------     --------------------
           Total                                                              8,623,653                9,261,186
      Current portion                                                        (8,617,131)              (9,250,944)
                                                                        ----------------     --------------------
      Long-term portion                                              $            6,522   $               10,242
                                                                        ================     ====================


     Annual maturities of long-term debt and capital lease obligations based on the stated terms of the underlying agreements are as follows *:

                                             2006           $      3,162,800
                                             2007                  2,911,560
                                             2008                  2,719,045
                                             2009                    607,435
                                             2010                     93,776
                                                               --------------
                                            TOTAL           $      9,494,616
                                                               ==============


     *Annual maturities were previously reported as follows, reflecting the carrying value, net of discounts:

                                             2006           $      2,847,504
                                             2007                  2,503,530
                                             2008                  2,571,408
                                             2009                    607,435
                                             2010                     93,776
                                                               --------------
                                            TOTAL           $      8,623,653
                                                               ==============


EWCO Credit Facility

     Eugene Welding Company ("EWCO"), a subsidiary of Tarpon, has a credit facility with LaSalle Bank Midwest, N.A. ("LaSalle") which provides for a revolving credit line up to $9,000,000, subject to a borrowing base based on eligible inventory and receivables, originally maturing August 31, 2007; and a $1,394,000 term loan payable in equal monthly installments of principal based on a five year amortization ending August 1, 2009, but maturing August 31, 2007 should the revolving credit line not be renewed.

     Both the revolving credit line and term loan are secured by all of the assets of EWCO, approximating $15.2 million, and a guarantee by Tarpon. The principal amount outstanding bears interest payable monthly at the bank's prime rate (8.25% at June 30, 2006).

     Both loan agreements require EWCO to maintain a minimum debt service coverage ratio (generally net income adjusted for depreciation, capital expenditures, and cash distributions and advances, divided by principal payments of debt) of at least 1.50 to 1.00. Both loan agreements also require EWCO to maintain minimum tangible net worth of ($1,130,000) plus 80% of its net income for the preceding fiscal year (not reduced for losses), starting with net income for 2005. EWCO's debt service coverage ratio as of June 30, 2006 was 0.47 to 1.0*, and thus, the Company was not in compliance with this test. EWCO's tangible net worth as of June 30, 2006 was ($1,063,206), surpassing the minimum required. However, as a result of EWCO's non-compliance with its debt service coverage, EWCO was technically in default as of June 30, 2006.

     * Previously reported as 0.89 to 1.00, due to clerical error

     The loan agreement also generally prohibits dividends, and limits EWCO's ability to make capital expenditures in excess of $1,500,000 during the 12 months after its initial public offering and in excess of $750,000 in the subsequent 12-month period.

     Due to violation of its debt service coverage covenant, as well as the Company's going concern qualification, the debt has been classified as a current liability. EWCO is also subject to default interest equivalent to two per cent (2%) per annum and recorded $25,000 and $16,000 in expenses respectively for the first and second quarters of 2006, respectively.

     EWCO must also pay a 0.25% unused line of credit fee each month and is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity. Approximately $109,000 was available for borrowing under the revolving credit facility as of June 30, 2006, assuming revision of existing debt covenants.

     As a result of the aforementioned covenant violation, EWCO was served with a notice of default from LaSalle on October 2, 2006, citing that (i) EWCO had failed to meet its debt service coverage test during the period from November 2005 through June 2006, (ii) that Tarpon had breached its subordination agreement for payment on debt due Laurus Master Trust, a junior creditor, while Tarpon's Steelbank subsidiary was in technical default to LaSalle Business Credit, (iii) EWCO had breached its loan agreement relating to permitted application of proceeds of a $6 million loan from Laurus, and that (iv) EWCO has been unable to pay obligations as they become due. These circumstances, considered in light of the firm's withdrawal of its independent accountants, constituted a material adverse change in the loan collateral and business condition of the obligor. Following this notice, EWCO has been obliged to supply information as to how it might cure these adverse circumstances. From October 1, 2006, EWCO's loans will bear interest at a rate of prime plus two percent (2%).

Steelbank Credit Facility

     On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit ("LaSalle"), a division of ABN AMRO Bank N.V., Canada Branch, which provides for (1) a revolving credit line in the maximum principal amount of Cdn. $8,000,000 and subject to a borrowing base based on eligible inventory and receivables originally maturing on February 17, 2008, and (2) a term loan in the principal amount of Cdn. $2,100,000. Principal on the term loan is payable in sixty equal monthly installments of Cdn. $35,000 beginning on April 1, 2005. The term loan bears interest, payable monthly in arrears, at a floating rate equal to LaSalle's Canadian prime rate plus an applicable margin of between 1.00% and 1.50% (7.5% at June 30, 2006). The entire amount of the term loan facility will mature on March 1, 2010. Borrowings of Canadian dollars under the revolving credit facility bear interest at a floating rate equal to LaSalle's Canadian prime rate plus an applicable margin of between 0.75% and 1.25% (7.5% at June 30, 2006). Borrowings of U.S. dollars under the revolving credit facility bear interest at a floating rate equal to LaSalle's U.S. prime rate (8.25% at June 30, 2006).

     Under certain circumstances, Steelbank has the option to convert all or any part of its Canadian or United States borrowings to an interest rate equal to a LIBOR rate plus an applicable margin of between 2.25% and 2.75% or a Banker's Acceptance rate plus an applicable margin of between 2.25% and 2.75%. Interest on the revolving credit facility is payable monthly in arrears. The obligations under the Loan Agreement are unconditionally guaranteed by Tarpon, and are secured by a security interest in substantially all of the assets of Steelbank, approximating $20.1 million, and Tarpon, other than Tarpon's common shares of EWCO. Steelbank's obligations under the Loan Agreement are also secured by a pledge of all the capital stock of Steelbank pursuant to a share pledge agreement between Tarpon and LaSalle.

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

     At June 30, 2006, Steelbank's debt service coverage ratio was 0.96* to 1.00 compared with a required ratio of 1.98** to 1.00, and its interest coverage ratio was 1.67 to 1.00 compared with required 1.50 to 1.00. Hence, Steelbank was not in compliance with its debt service coverage covenant. Additionally, Steelbank's adjusted net worth was Cdn. $3,925,371***, below the covenant minimum as adjusted at June 30, 2006 of $4,841,765****. Therefore, Steelbank was also in violation of its tangible net worth covenant, resulting from losses sustained in the first six months of 2006 and in prior periods. Due to violation of its debt service and minimum adjusted net worth covenants as well as the Company's going concern qualification, the debt has been classified as a current liability. As a result of the technical defaults, Steelbank is also subject to default interest charges equivalent to two per cent (2%) per annum, and accordingly Steelbank has recorded $15,000 in each of the first and second quarters in 2006, respectively. The Company has negotiated a waiver for default interest applied to the first and second quarters of 2006.

        *    Previously reported as 0.39
        **   Previously reported as 1.67
        ***  Previously reported as $4,267,038
        **** Previously reported as $5,066,112

     On October 2, 2006 Steelbank received notice from LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch as a result of Steelbank's failure to meet its adjusted net worth and debt service coverage ratio covenants. From and after October 1, 2006 Steelbank's loans will bear interest at a rate of two percent (2%) per annum in excess of the interest rate otherwise payable.

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

     As of June 30, 2006, the Company, while current with respect to interest payments due Laurus, was in default on its principal payment due June 1, 2006. Additionally, the Company was technically in default on the entire amount of principal as of January 1, 2006, and as a result, was subject to a default interest penalty at a rate of two per cent per month times the amount of principal outstanding according to terms provided under the Senior Convertible Term Note agreement. The note is subject to default interest should the company be in violation of any condition relating to its indebtedness. In addition, as the Company is in default, Laurus may, at its option, require the Company to make a default payment equal to 120% of the outstanding principal amount of the Note, plus accrued but unpaid interest. As a result of Steelbank's non-compliance with its loan Covenant to LaSalle Bank as of December 31, 2005, the Company was technically in default on the Laurus note and liable for default interest. Accordingly, the Company has recorded default interest of $428,000 and $341,000 in the first and second quarters, respectively.

     Due to the aforementioned defaults, as well as the Company's going concern qualification, the debt has been classified as a current liability.

9.   Stock Options

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

Activity under this plan is shown in the following tables:


                                                Three Months Ended June 30, 2006            Six Months Ended June 30, 2006
                                                --------------------------------            ------------------------------
                                                           Weighted                                     Weighted
         Shares Subject to Option            Shares         Average      Aggregate       Shares          Average      Aggregate
                                                           Exercise      Intrinsic                      Exercise      Intrinsic
                                                             Price       (1) Value                        Price       (1) Value
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

                                                Three Months Ended June 30, 2005            Six Months Ended June 30, 2005
                                                --------------------------------            ------------------------------
                                                           Weighted                                     Weighted
         Shares Subject to Option            Shares         Average      Aggregate       Shares          Average      Aggregate
                                                           Exercise      Intrinsic                      Exercise      Intrinsic
                                                             Price       (1) Value                        Price       (1) Value
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

     The estimated fair value as of the date options were granted during the periods presented using the Black Scholes option-pricing model, was as follows:


                                                          Three                                 Six             Six Months
                                                          Months           Three Months         Months             Ended
                                                          Ended           Ended 6/30/2005       Ended            6/30/2005
                                                        6/30/2006                               6/30/2006
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


     The following table summarizes information about stock options at June 30, 2006:


                               OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                            Weighted Average           Weighted                Weighted Average           Weighted
                                Remaining              Average                     Remaining              Average
   Range of      Shares     Contractual Life        Exercise Price   Shares    Contractual Life        Exercise Price
   Exercise
    Prices
--------------- ---------- --------------------     --------------- --------- --------------------     ---------------
$2.45 to $5.50   313,190          7.94             $    5.01         161,063          8.64             $     5.50


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

As a result of the adoption of Statement 123R, our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

                                        Three Months Ended      Six Months Ended
                                          June 30, 2006           June 30, 2006
                                        -------------------     ----------------
Income from continuing operations        $    (34,000)          $      (65,000)
Net income                               $    (34,000)          $      (65,000)
Basic and diluted net earnings per
 common share                            $      (0.01)          $        (0.01)
Cash flow from operations                $         --           $          --

10.  Comprehensive Loss

     Our Comprehensive losses are as follows:


                                                    Three Months Ended June 30,           Six Months Ended June 30,

                                                        2006               2005              2006               2005
                                                        ----               ----              ----               ----
Net Loss                                         $   (5,688,209)*   $    (1,467,799)  $  (8,543,524)**   $   (3,077,508)
Other comprehensive income (loss):
     Foreign currency translation  adjustments            329,194           (14,774)           312,521          (33,138)
                                                    --------------     --------------    --------------     -------------
Comprehensive Loss                               $   (5,359,015)    $   (1,482,573)   $   (8,231,003)    $   (3,110,646)
                                                    ==============     ==============    ==============     =============


     * Amount was previously reported as $ (5,089,865) due to a clerical error ** Amount was previously reported as $ (7,476,978) due to a clerical error

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


                                              Three Months Ended June 30,        Six Months Ended June 30,

                                                  2006              2005             2006             2005
                                                  ----              ----             ----             ----

Advisory Services and Expenses              $       67,250   $         72,142  $     136,192   $       182,908
Stock Options                                            -                  -              -           333,300
Success Fees                                             -                  -              -           200,000
                                               ------------     --------------    -----------     -------------
                                               ------------     --------------    -----------     -------------
     TOTAL                                  $       67,250   $         72,142  $     136,192   $      716,208*
                                               ============     ==============    ===========     =============


     * Amount previously reported as $516,208, due to clerical error

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


                                                           Three Months Ended June 30, 2006
                                                           --------------------------------
                                             EWCO             Steelbank         Other (2)            TOTAL
                                             ----             ---------         ---------            -----

External Revenues                     $     15,369,381   $      6,115,550  $              -  $        21,484,931
Inter-Segment Sales                             21,390            211,357         (232,747)                    -
Depreciation and Amortization                   28,460            229,609                 -              258,069
Operating Loss                                (62,155)        (4,159,138)         (981,335)          (5,202,628)
Total Assets                                15,170,420         17,229,285         (811,904)           31,587,801
Capital Expenditures                                 -            282,245                 -              282,245



                                                           Three Months Ended June 30, 2005
                                                           --------------------------------
                                             EWCO            Steelbank         Other (2)             TOTAL
                                             ----            ---------         ---------             -----

External Revenues                     $      9,558,549  $       5,528,359  $             -  $         15,086,908
Inter-Segment Sales                             30,429                  -         (30,429)                     -
Depreciation and Amortization                   26,584             78,657                -               105,241
Operating Profit (Loss)                      (755,806)              5,317        (476,952)            (1,227,441)
Total Assets                                12,808,107         21,658,277      (2,450,738)            32,015,646
Capital Expenditures                            13,734             18,762                -                32,496





                                                            Six Months Ended June 30, 2006
                                                            ------------------------------
                                             EWCO             Steelbank         Other (2)            TOTAL
                                             ----             ---------         ---------            -----

External Revenues                     $     27,289,131   $     11,246,061  $              -  $        38,535,192
Inter-Segment Sales                            208,795            211,357         (420,152)                    -
Depreciation and Amortization                   57,432            447,880                 -              505,312
Operating Profit (Loss)                         20,306        (4,292,687)       (2,328,266)           (6,600,647)
Total Assets                                15,170,420         17,229,285         (811,904)           31,587,801
Capital Expenditures                                 -            282,245                 -              282,245


                                                            Six Months Ended June 30, 2005
                                                            ------------------------------
                                             EWCO            Steelbank         Other (2)             TOTAL
                                             ----            ---------         ---------             -----

External Revenues                     $     21,062,272  $       8,042,992  $             -  $         29,105,264
Inter-Segment Sales                            273,731                  -        (273,731)                     -
Depreciation and Amortization                   70,938            301,027         (37,708)               334,257
Operating Profit (Loss)                    (1,014,240)          (252,007)      (1,535,886)           (2,802,133)
Total Assets                                12,808,107         21,658,277      (2,450,738)            32,015,646
Capital Expenditures                            37,556            100,873                -               138,429



     (2) Other represents information for the Company's parent company, Tarpon which is not allocated into the operating segments.

     Revenues by country for the three and six months ended June 30, 2006 and 2005 are as follows:


                           Three Months Ended June 30,            Six Months Ended June 30,
                           ---------------------------            -------------------------
                               2006               2005               2006               2005
                               ----               ----               ----               ----
United States           $     16,969,460   $     11,105,933  $      30,846,549   $     23,061,966
Canada                         4,515,471          3,980,975          7,688,643          6,043,298
                           --------------     --------------    ---------------    ---------------
        TOTAL              $  21,484,931   $     15,086,908  $      38,535,192   $     29,105,264
                           ==============     ==============    ===============    ===============



15.  Subsequent Events

     Waiver of Default Interest - On August 14, LaSalle granted a waiver for default interest for the first and second quarters in 2006. Steelbank had recorded default interest in the amount of $15,000 for each quarter respectively. EWCO had recorded default interest in the amount of $25,000 for the first quarter ended March 31, 2006 and $17,000 for the second quarter ended June 30, 2006.


     In mid August the Company received waivers from the Laurus Master Trust for default interest expense recorded in the first and second quarters of 2006. Additionally, management issued 100,000 shares in exchange for certain concessions from Laurus with respect to its default interest clause and as payment of the $428,000 and $341,000 of default interest for the first and second quarters of 2006, respectively. A copy of this agreement has been filed separately on form 8-K.

     As a result of waivers for default interest granted by LaSalle, the Company expects to relieve its liability in Q3 2006 for accrued interest through year to date June 30, 2006. Furthermore, under the terms of an agreement with Laurus dated August 17, 2006 for shares in the Company in exchange for relief of default interest liability, the company will record a gain in Q3 2006 to the extent of the amount of default interest liability exceeds the fair value of shares issued.

Notice from American Stock Exchange of Possible Delisting for Failure to Satisfy a Continued Listing Rule or Requirements

On September 7, 2006, the American Stock Exchange ("AMEX") notified the Company that it was not in compliance with the AMEX Company Guide ("Guide") in two respects: (1) the Company's audit committee, as a result of a resignation of an independent director, then consisted of two members whereas three members are required; and (2) The Company was not in compliance with the Guide for having issued a total of 288,415 shares of common stock without prior approval of AMEX as required by Section 301 of the Guide.

Additionally, on September 11, 2006, AMEX advised the Company that based upon a review of the Company's Form 10-Q for the period ended June 30, 2006 that its financial condition has become so impaired that it appeared questionable, in the opinion of AMEX, as to whether the Company would be able to continue operations and/or meet its obligations, as required by Part 10 of the Guide. The Company was given until September 26, 2006 to submit a plan subject to AMEX evaluation, which would bring the Company into compliance by December 10, 2006.

As of this filing, the Company has begun a process to select an independent director to serve on the Company's audit committee, and has also addressed with AMEX the measures required to reach compliance regarding approval of issuance of shares as required. Additionally, on September 26, 2006, the Company submitted on a timely basis, a plan subject to AMEX review, to enable the Company to retain its listing status. AMEX is currently evaluating this plan and the Company's capability to carry out its plan. Should the Company fail to receive AMEX approval or be able to execute its plan, the Company would be subject to delisting proceedings. During the period where the Company has not yet demonstrated compliance, a "BC" suffix has been added to the Company's trading symbol to denote non-compliance.

     Expiration of Steelbank Mortgages - In November 2006 Agellan Investment, Inc., a Canadian real estate developer reached an agreement with Tarpon to purchase the Haines Road land and building and to lease back the manufacturing site to Steelbank. Although all three mortgages were past due, the mortgagors agreed to extensions on their respective due dates for the purpose of enabling Steelbank to sell the property to Agellan. Proceeds of Cdn. $5.1 million is sufficient to pay in full all three mortgages. The sale is scheduled to close November 22, 2006. .

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q/A has been submitted to reflect comments resulting from the completion of the Company's independent registered public accounting firm's review. The review noted clerical errors in the Form 10-Q which was previously filed on August 21, 2006 which have been indicated in the attached document. Additionally, a correction was made to properly account for the cost of outbound freight in accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" for the quarter ended March 31, 2006, which corrects the six months ended June 30, 2006. All such corrections have been reflected in Management's Discussion and Analysis of Financial Condition and Results of Operations which follows.

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

     As of December 31, 2005, the Company's Steelbank subsidiary was not in compliance with covenants relating to its revolving credit line and was therefore technically in default with its agreement with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch. As a result of the cross default provisions in the loan agreements with LaSalle Bank Midwest and the Laurus Master Trust ("Laurus"), the Company is therefore in default with respect to these agreements as well, and is subject to default interest expense at the rate of two percent (2%) per annum on the LaSalle agreements and two percent (2%) per month on the Laurus agreement.

     Because formal waivers were not obtained as of the filing date, the Company has accrued such default interest expense totaling $372,100 in this form 10-Q/A and in management's discussion and analysis that follows.

Overview of Recent Operations

     During the second quarter of 2006, the Company had net revenues of $21.5 million and a net loss of $5.7 million* or ($1.22) per share** compared with second quarter 2005 net revenues of $15.1 million and a net loss of $1.5 million or ($0.32) per share. The second quarter 2006 net loss of $5.7 million included:

     o    Impairment of goodwill and intangibles of $3,576,000
     o    Impairment of the Haines Road real estate of $750,000
     o    Penalty interest of $372,000
     o Amortization of finance costs and accretion of note discounts, recorded as interest expense, of $486,000
     o    Severance costs of $144,000
     o    Gain on derivative instruments of $794,000

     For the first six months of 2006, the Company had revenues of $38.5 million and a loss of $8.5 million or ($1.84) per share***. This compares with revenues of $29.1 million and a loss of $3.1 million or ($0.82) per share for the first six months of 2005.

     *Amount previously reported as $5.1 million, due to clerical error **Amount previously reported as ($1.08) per share, due to clerical error ***Amount previously reported as ($1.83) per share, due to clerical error

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2006 and
2005

Net Revenues

     Listed in the table below are the net revenues and tonnage shipped for the three months ended June 30, 2006 and 2005:


                                                     Three Months Ended June 30,
                                             2006                                    2005
                                   Net Revenues          Tonnage           Net Revenues          Tonnage
                                   ------------          -------           ------------          -------
EWCO Tubular                 $           5,934,426           7,592   $           5,077,853           6,170
EWCO SpaceRak                            9,223,598           6,752               4,480,696           3,492
Steelbank Tubular (3)                    6,326,907           5,844               5,528,359           5,050
                                -------------------    ------------     -------------------    ------------
     TOTAL                   $          21,484,931          20,188   $          15,086,908*         14,712
                                ===================    ============     ===================    ============

* Amount previously reported as $15,086,909, due to clerical error.



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

     EWCO Tubular sales volume (tonnage) increased 23% in Q2 2006 over Q2 2005 as a result of growth in the Company's end markets served and increased sales initiatives to improve volume as well as reposition the customer base from a historical concentration on the Recreational Vehicle ("RV") sector (previously about 80% of tubing sales) to a broader customer base including OEM's, agriculture, greenhouse manufacturers and distributors, most of whom can provide higher margins than the RV sector. Second quarter revenues of $5.9 million were 16.9%* higher than 2005, as revenue on a per ton basis declined by 5.0%** from $823 in the second quarter of 2005 to $782 in the second quarter of 2006. The decline in sales per ton reflected the overall market's response to declining steel costs. Despite lower sales price per ton, EWCO Tubing margins improved year over year as a result of repositioning the customer base.

     *Amount previously reported as 16.4%, due to clerical error
     **Amount previously reported as 5.5%, due to clerical error

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

Selling, General and Administrative Expense

     Selling, general and administrative expense including depreciation and amortization was $2.3* million or 10.9%** of sales in Q2 2006 compared with $2.1 million or 14.1% of sales in Q2 2005. The $0.2*** million increase in cost in 2006 was driven primarily by increases in bad debt expense of $136,000, professional services of $236,000 and salaries and wages of $136,000****.

*    Amount previously reported as $2.4 million, due to clerical error.
**   Amount previously reported as 11.3%, due to clerical error.
***  Amount previously reported as $0.3 million, due to clerical error.
**** Amount previously reported as "$136,000, professional services of $236,000 and salaries and wages of $206,000."

Impairment

     The Company incurred two types of impairment in Q2 2006. Goodwill and intangibles related to the Steelbank and Haines Road acquisitions were determined to be impaired based upon an evaluation of these assets conducted in Q2 2006 in accordance with provisions of SFAS 144. This resulted in an impairment charge of $3.6 million* (see Note 6 "Goodwill and Intangible Assets").

     *Amount previously reported as $3.7 million, due to clerical error

     Additionally, the Company incurred an impairment charge related to the Haines Road location in Mississauga, Ontario. The Company learned that the site contained environmental contaminants, which according to Canadian law would not require remediation as long as Tarpon (Steelbank) continued to own the property. However, if the property were sold, remediation would be required. At the end of Q2 2006, the property was under contract for sale. The prospective buyer, which initiated an environmental survey as part of its due diligence, discovered the presence of contaminants. The prospective buyer is still in negotiations to purchase the site, albeit at a reduced value. By comparing the reduced value to the carrying value, the Company determined the Haines Road real estate was impaired by approximately $750,000 (see Note 7 "Details of Balance Sheet").

Other Income and Expense

     Other income and expense in Q2 2006 was income in the amount of $761,000 compared with expense of $114,000 in Q2 2005. In Q2 2006 the Company realized a gain on derivatives in the amount of $794,000 associated with the decreased value of the conversion feature of the Laurus Senior Convertible Term Note.

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

Net Loss`

     Net loss increased to $5.7 million for the three months ended June 30, 2006 compared with a loss of $1.5 million for the three months ended June 30, 2005 as a result of the factors cited above.

Comparison of Operating Results for the Six Month Periods Ended June 30, 2006 and 2005

Net Revenues

     Listed in the table below are net revenues and tonnage shipped for the six months ended June 30, 2006 and 2005:


                                                     Six Months Ended June 30,
                                             2006                                    2005
                                   Net Revenues          Tonnage           Net Revenues          Tonnage

EWCO Tubular                 $          11,932,829*         15,318   $          10,249,753          12,385
EWCO SpaceRak                           15,356,302          11,281              10,812,519           7,961
Steelbank Tubular (3)                   11,246,061**        10,605               8,042,992           6,891
                                -------------------    ------------     -------------------    ------------
     TOTAL                   $          38,535,192***       37,204   $          29,105,264          27,237
                                ===================    ============     ===================    ============

*   Amount previously reported as $11,678,375, due to clerical error.
**  Amount previously reported as $11,457,418, due to clerical error.
*** Amount previously reported as $38,492,095, due to clerical error.


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

     EWCO Tubular sales volume (tonnage) increased 24% in the first six months of 2006 over the first six months of 2005 as a result of growth in the Company's end markets served and increased sales initiatives to improve volume as well as reposition the customer base from a historical concentration on the RV sector (previously about 80% of tubing sales) to a broader customer base including OEM's, agriculture, greenhouse manufacturers and distributors, most of whom can provide higher margins than the RV sector. Revenues of $11.9* million were 16.4%** higher than 2005 as revenue on a per ton basis declined by 5.9%*** to $779**** in the first six months of 2006 from $828 in the first six months of 2005. The decline in sales per ton reflected the overall market's response to declining steel costs. Despite lower sales price per ton, EWCO Tubing margins improved year over year as a result of repositioning the customer base.

        *    Amount previously reported as $11.7 million, due to clerical error
        **   Amount previously reported as 13.7%, due to clerical error
        ***  Amount previously reported as 8.2%, due to clerical error
        **** Amount previously reported as $762, due to clerical error

     Sales of EWCO's SpaceRak, an engineering project driven business, saw an increase in sales of approximately 42.0% in the first six months of 2006 to $15.4 million compared with $10.8 million* in the first six months of 2005. The sales increase was driven by increased selling efforts to promote the Company's value added engineering design capability, the ability to attract large projects from national customers with multi-sites, and improvement in pricing. As a result sales volume increased 41.7% year over year from 8.0 thousand tons in 2005 to 11.3 thousand tons in 2006, while revenue per ton increased by 0.2% to $1,361 in 2006 from $1,358 in 2005.

          *Amount previously reported as $10.2 million, due to clerical error

     Steelbank Tubular sales were $11.2* million in the first six months of 2006, an increase of 39.8%** over sales of $8.0 million*** in the first six months of 2005. Sales tonnage over the same period increased 53.9% to 10.6 thousand tons in 2006 compared with 6.9 thousand tons in 2005. Sales revenues and volumes reflected the Company's success in increasing market penetration in traditional market segments such as fencing and greenhouse manufacture while expanding to leisure products and equipment as well as tier II automotive parts manufacturers. Revenue on a per ton basis declined by 9.2%**** to $1,060***** in 2006 from $1,167 in 2005 largely reflecting the same trend in hot rolled steel prices during the same respective periods.

   *     Amount previously reported as $11.5 million, due to clerical error
   **    Amount previously reported as 42.5%, due to clerical error
   ***   Amount previously reported as $6.9 million, due to clerical error
   ****  Amount previously reported as 7.5%, due to clerical error
   ***** Amount previously reported as $1,080, due to clerical error

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

Selling, General and Administrative Expense

     Selling, general and administrative costs increased to $5.0 million or 13.1%* of sales during the first six months of 2006 from $4.5 million or 15.4% of sales during the first six months of 2005. These costs reflect an increase in salaries and wages of $700,000 associated with the acquired operations of EWCO and Haines Road and providing staff to integrate businesses and grow our sales. These expenses will remain high as a percentage of revenues unless and until we can increase sales to absorb these costs. Additionally, an increase of $116,000 in bad debt expense drove the overall increase in SG&A expense in 2006.

     * Amount previously reported as 13.9%, due to clerical error.

Impairment

     The Company incurred two types of impairment in Q2 2006. Goodwill and intangibles related to the Steelbank and Haines Road acquisitions were determined to be impaired based upon an evaluation of these assets conducted in Q2 2006 in accordance with provisions of SFAS 142. This resulted in an impairment charge of $3.6 million* (see Note 6 "Goodwill and Intangible Assets").

         *Amount previously reported as $3.7 million, due to clerical error

     Additionally, the Company incurred an impairment charge related to the Haines Road location in Mississauga, Ontario. The Company learned that the site contained environmental contaminants, which according to Canadian law would not require remediation as long as Tarpon (Steelbank) continued to own the property. However, if the property were sold, remediation would be required. At the end of Q2 2006, the property was under contract for sale. The prospective buyer, which initiated an environmental survey as part of its due diligence, discovered the presence of contaminants. The prospective buyer is still in negotiations to purchase the site, albeit at a reduced value. Using estimates by environmental firms, the Company determined the Haines Road land was impaired by approximately $750,000 (see Note 7 "Details of Balance Sheet").


Other Income and Expense

     Other income and expense resulted in income for the first six months of 2006 in the amount of $669,000 compared with expense in 2005 of $18,000. The increase in other income in 2006 was primarily due to a $693,000 gain on derivatives associated with the conversion feature of the Senior Term Convertible Note due to the Laurus Master Trust.

Interest Expense

     Net interest expense increased in 2006 to $2.6 million in the six months ended June 30, 2006 compared with $453,000* in 2005. In addition to increases in total debt outstanding and increases in interest rates, the Company was impacted by penalty interest of $840,000.

         *Amount previously reported as $458,000, due to clerical error

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

Cash Flows From Operating Activities

     Net cash used by the Company's operations during the first six months of 2006 was approximately $4.0 million*. Cash was used primarily by (1) $8.0 million of losses before depreciation and amortization, (2) $677,000 increase in accounts receivable, primarily due to increased sales, (3) $1.6 million increase in unbilled revenue earned on larger construction type projects and (4) $1.3 million increase in inventories. These uses were partially offset by a $2.3 million increase in customer advance payments used to finance material costs associated with large orders and a $888,000 increase in accounts payable and other current liabilities.

         *Amount previously reported as $5.0 million, due to clerical error

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

Existing Financing Arrangements

     For information on the Company's existing financing arrangements,  refer to
Note 8 in the Tarpon Industries, Inc. and Subsidiaries - Notes to Consolidated Financial Statements Contained elsewhere in this report on Form 10-Q/A.


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


Contractual Obligations

     As of June 30, 2006, EWCO and Steelbank were in violation of certain financial covenants of their loan agreements, resulting primarily from the losses sustained this year. On August 14, LaSalle granted a waiver for default interest for the first and second quarters in 2006. Steelbank had recorded default interest in the amount of $15,000 for each quarter respectively. EWCO had recorded default interest in the amount of $25,000 for the first quarter ended March 31, 2006 and $17,000 for the second quarter ended June 30, 2006.


     In mid August the Company reached an agreement with the Laurus Master Trust for default interest expense recorded in the first and second quarters of 2006. Additionally, management issued 100,000 shares in exchange for certain concessions from Laurus with respect to its default interest clause and as payment of the $428,000 and $341,000 of default interest for the first and second quarters of 2006, respectively. A copy of this agreement has been filed separately on form 8-K.

     As a result of waivers for default interest granted by LaSalle, the Company expects to relieve its liability in Q3 2006 for accrued interest through year to date June 30, 2006. Furthermore, under the terms of an agreement with Laurus dated August 17, 2006 for shares in the Company in exchange for relief of default interest liability, the company will record a gain in Q3 2006 to the extent of the amount of default interest liability exceeds the fair value of shares issued.

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


                                                         June 30, 2006
                                                       Expected Maturity Dates
                                                   (U.S.$ equivalent in thousands)

                                     2006         2007          2008         2009        2010   There-      Total         Fair
                                     ----         ----          ----         ----        ----   -------     -----         ----
                                                                                                 after                    Value
                                                                                                 -----                    -----
Short-term Debt:
     Variable Rate (U.S.$)       $    3,467                                                               $ 3,467         $   3,578
          Average Interest Rate       8.25%
     Variable Rate (Cdn.$)       $    7,063                                                               $ 7,063         $   7,063
          Average Interest Rate       7.39%
Long-term Debt:
     Variable Rate (U.S.$)       $    1,452  $      2,529  $     2,341  $       232                       $ 6,554         $   6,554
          Average Interest Rate       9.61%         9.58%        9.58%        8.25%
     Fixed Rate (U.S.$)          $        5  $          8  $         2                                    $    15         $      15
          Average Interest Rate       7.03%         5.24%        5.24%
     Variable Rate (Cdn.$)       $      188  $        375  $       375  $       375  $      94            $ 1,407         $   1,407
          Average Interest Rate       7.00%         7.00%        7.00%        7.00%
     Fixed Rate (Cdn.$)          $    1,518                                                               $ 1,518         $   1,518
          Average Interest Rate       8.59%


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

     The table below provides information about the Company's steel inventory that is sensitive to changes in commodity prices, specifically steel prices. The table presents the carrying amount and fair value as of the indicated date:

                                                    June 30, 2006
                                            (U.S.$ equivalent in thousands)
                                         Carrying Amount             Fair Value
                                         ---------------             ----------
Steel Inventories.....................      $8,292                      $8,292


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

                                            TARPON INDUSTRIES, INC.
                                                  (Registrant)

Dated:  November 14, 2006                   By: /s/ James W. Bradshaw
                                               --------------------------
                                                    James W. Bradshaw
                                            Its:  Chief Executive Officer

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