Form 10-K
period 2006-12-31
Tarpon Industries, Inc.
filed 2007-04-17
CIK 1303565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


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


Registrant's telephone number, including area code (810) 364-7421

Securities registered pursuant to section 12(b) of the Act:

        Title of each class          Name of each exchange on which registered
   Common Shares, no par value                  American Stock Exchange
   ----------------------------      ----------------------------------------


Securities registered pursuant to section 12(g) of the Act: NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.Yes [ ] No [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]    Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of April 2, 2007: $4,044,907.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 2, 2007, it was 4,993,712.

                             TARPON INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2006

                                TABLE OF CONTENTS

                                                                                                                   PAGE
PART I...........................................................................................................4
   ITEM 1.       BUSINESS........................................................................................4
   ITEM 1A.      RISK FACTORS...................................................................................17
   ITEM 1B.      UNRESOLVED STAFF COMMENTS......................................................................27
   ITEM 2.       PROPERTIES.....................................................................................27
   ITEM 3.       LEGAL PROCEEDINGS..............................................................................27
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................27
PART II.........................................................................................................28
   ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES
                 OF EQUITY SECURITIES...........................................................................28
   ITEM 6.       SELECTED FINANCIAL DATA........................................................................32
   ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........34
   ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................54
   ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................57
   ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........109
   ITEM 9A.      CONTROLS AND PROCEDURES.......................................................................109
   ITEM 9B.      OTHER INFORMATION.............................................................................111
PART III.......................................................................................................111
   ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................111
   ITEM 11.      EXECUTIVE COMPENSATION........................................................................116
   ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................134
   ITEM 13.      CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS..................................................136
   ITEM 14.      PRINCIPAL ACCOUNTANT'S FEES & SERVICES........................................................136
PART IV........................................................................................................137
   ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES....................................................138

                                     PART I


ITEM 1. BUSINESS

Introduction

     We, through our subsidiary companies, manufacture and sell structural and mechanical steel tubing and engineered steel storage rack systems. We were incorporated in Michigan on January 16, 2002 and have made three acquisitions commencing in 2004. Our subsidiaries are Eugene Welding Co., or "EWCO," acquired in April 2004, Steelbank, Inc., or "Steelbank," acquired in May 2004, and substantially all of the assets and business of the Haines Road facility of Bolton Steel Tube Co., Ltd., in February 2005, other than the real estate. The Haines Road real estate and buildings were purchased in May of 2005. The Haines Road Facility and its real estate were then combined into Steelbank which was renamed Steelbank Tubular, Inc. In November of 2006, we completed a sale and leaseback of the Haines Road real estate, paying off the existing mortgages in the process.

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


Our Operations


     EWCO

     EWCO manufactures and sells structural steel tubing and SpaceRak (R) steel storage rack systems at its facilities in Marysville and Marlette, Michigan.
EWCO commenced operations in 1954 as a manufacturer of steel products. Currently, EWCO manufactures structural and mechanical steel tubing in sizes ranging from 1.5 inches round and square to 5.0 inches round and 4.0 inches square, and complementary sizes in rectangular and specialty oval shapes, typically to the structural specification ASTM A500 Grade B and C and the mechanical specification ASTM A513 Grade B. In addition, EWCO manufactures steel storage rack systems, now including selective racks, drive-in/through racks, push back racks, cantilevered racks, archival storage systems and order picking systems used in the home center, retail distribution, public warehouse and commercial and industrial distribution markets. For the twelve month period ending December 31, 2006, tubular products accounted for approximately 37% of EWCO's revenues, and SpaceRak (R) systems accounted for approximately 63% of EWCO's revenues.

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

     On May 14, 2004, we acquired 100% of the outstanding common stock of Steelbank for a total cost of approximately $1,656,563 U.S. dollars, by paying approximately $54,263 (Cdn.$75,000) in cash, issuing a promissory note in the principal amount of approximately $574,300 (Cdn.$800,000), payable in monthly installments of Cdn.$15,000 from July 1, 2004 to December 1, 2004 and Cdn.$200,000 on December 10, 2004, as well as Cdn.$62,500 of the holders' legal and other expenses at maturity, with the balance paid at closing of our initial public offering in February 2005, by issuing 60,636 of our common shares in February 2005, valued at $269,230 (Cdn. $375,000) and by issuing additional promissory notes in the aggregate principal amount of approximately $290,750 (Cdn.$405,000) payable over three years to the three former shareholders of Steelbank, unless their employment with Steelbank is terminated for specified reasons. The balance of these notes was paid in full at the closing of our financing with Laurus Master Fund, Ltd. on December 13, 2005. The notes were secured by all of the shares of Steelbank and the assets of Steelbank.. Canadian dollars are translated into U.S. dollars as of the acquisition date of May 14, 2004.

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

     The aggregate purchase price including expenses related to the Haines Road acquisition transaction was approximately $10,190,000 (Cdn. $12,489,000) consisting of (1) approximately $9,211,000 (Cdn. $11,289,000) payable in cash and (2) approximately $979,000 (Cdn. $1,200,000) secured, subordinated promissory note, either payable 15 months after closing or by offsetting adjustments made after closing or for purchases by Bolton Steel Tube Co., LTD. ("Bolton") its former owner from Haines Road. The remaining balance of this note was paid in full at the closing of our financing with Laurus Master Fund, Ltd. on December 13, 2005. The purchase price was allocated as follows: $9,689,000 (Cdn. $11,875,000) for the assets acquired, a $200,000 success fee in connection with the transaction, payable to Bainbridge Advisors, a related party, over 24 months, and approximately $301,000 in expenses related to the transaction.

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

     On May 18, 2005, Steelbank purchased the Haines Road real estate assets, including closing fees and expenses, for $4,638,000 (Cdn. $5,870,000), consisting of (1) approximately $530,000 (Cdn. $670,000) in cash, (2) approximately $2,765,000 (Cdn. $3,500,000) one year mortgage bridge financing, and (3) seller financing of approximately $948,000 (Cdn. $1,200,000) and
$395,000 (Cdn. $500,000) payable August 18, 2006 in second and third mortgage financing, respectively. On November 22, 2006, Steelbank completed a sale and leaseback of the Haines Road real estate assets for $4,691,000 (Cdn. $5,334,000), resulting in the payoff of all three mortgages and net proceeds to the Company of $342,000 (Cdn. $391,000).


Our Business Strategy

     Our business strategy is to focus and build upon our core competencies in the manufacture and distribution of steel storage racks and steel tubing, through improvements in our operating efficiencies and cost structure, the penetration of additional markets through our sales efforts and joint venture opportunities with foreign producers and, to the extent feasible, selected strategic acquisitions. We see steel storage racks as engineered, non-commodity products with good margins, and we believe we can be a competitive participant in the markets for these products. In the near term, we plan to concentrate on our current geographic market.

     Our steel storage rack systems are generally structural steel tubing or structural beams, assembled from fabricated metal components and are welded together to produce frames and beams in a variety of forms. These systems are used in the home center, retail distribution, public warehouse and commercial and industrial distribution markets. Our steel tubing products are building blocks for manufacturers of other products. Steel tubing products are used in original equipment manufacturer automotive, boating, industrial equipment, construction, agricultural, steel service center, and leisure and recreational vehicle markets.

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

Our Products

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

Our Customers

     We market and sell our steel tubing products to customers in original equipment manufacturer automotive, boating, industrial equipment, construction, agricultural, steel service center, and leisure and recreational vehicle markets. We market and sell our steel storage rack systems products to customers in the home center industry, retail distribution, public warehouse and commercial and industrial distribution markets and distributors to customers in those markets. During 2006, our ten largest customers represented approximately 46% of our combined net revenues, including Menard, Inc., which represented approximately 15% of our combined net revenues. During 2005, our ten largest customers represented approximately 55% of our combined net revenues, including Menard, Inc., which represented approximately 14% of our combined net revenues. The loss of any of these customers or any significant reduction in their business would have an adverse effect on our business, financial condition and results of operations.

Our Marketing, Sales and Distribution

     We currently sell our structural and mechanical steel tubing and steel storage rack systems products primarily through our direct sales force. EWCO's steel tubing products are sold through five direct salespersons, EWCO's customer service department and independent sales representatives. EWCO's steel storage rack system products are sold through seven direct sales persons, independent distributors and independent sales representatives. Steelbank sells its products through two direct and two inside sales persons.

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

     EWCO currently has five tube mill lines primarily producing structural steel tubing commonly referred to as hollow structural shapes (H.S.S.). The mills are capable of producing product within one half the tolerance specified under ASTM A500 GRADE B and GRADE C tubing. Four of the five tube mills are conventional tube mills. The fifth mill is a form square, weld square mill that tightly controls the physical dimensions of the tube as well as the orientation of the weld seam.

     Steelbank currently has two principal tube mills, primarily producing mechanical steel tubing. It is produced using a variety of steel types and in a wide variety of sizes. Its close tolerances allow the tubing to be used in mechanical parts with little or no metal removal or machining, making it cost-effective for many mechanical applications. One of Steelbank's primary tube mills is a high-speed tube mill with quick change and "dimple free cut" capability. This mill has the ability to produce close tolerance tubing at high run speeds, using more efficient solid-state welding technology. This mill also has remetalizing, UVC coating and in-line quality testing capabilities. Steelbank's other mill also has in-line UVC coating as well as in-line de-dimpling capability.

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

     The manufacturing process for roll formed steel storage rack systems is similar to the process for structural and mechanical steel tubing. Slit steel coil is fed into a tube mill and converted into C and U shaped sections of various lengths. These parts are then assembled together with a variety of fabricated metal components, either produced by us or acquired from third parties. The parts are assembled in fixtures and welded, currently primarily by hand, into their desired configuration. The completely welded "frames" and "beams" are then painted using an electrostatic paint system, the paint system applies a water-based acrylic enamel coating.

     For structural steel storage rack systems, we initially cut structural beams to the required dimensions. These structural components are then used for the columns or support arms of the steel storage rack system. We then use equipment such as shears, press brakes, ironworkers and presses to produce various fabricated components and then weld the necessary brackets and components to the structural columns or arms. The completely welded parts are then painted using hand-applied electrostatic baking enamel, matched to the customer's color requirements, on a continuous flow paint line.

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

     For structural and mechanical steel tubing, our more significant competitors are United States and Canadian manufacturers located within 800 miles of our manufacturing facilities, including Atlas Tube, Inc., Bull Moose Tube Company, Levitt Tube Company, Lockjoint Tube, Inc., Sterling Pipe and Tube, Inc., Hanna Steel Corporation, Independence Tube Corporation, Allied Tube and Conduit, a division of Tyco International Limited Company, Maverick Tube Corporation, Wheatland Tube Company, Welded Tube of Canada Limited, and James Steel & Tube Company.

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

     In 2006, we purchased approximately 17% of our steel coil from four suppliers. We are currently on cash terms and also have payment plans with a number of our steel suppliers. While we believe steel coil is generally available from a number of suppliers, the loss of any of our present suppliers, interruption of production at one or more of these suppliers or any other disruption in the supply of steel coil from these suppliers could impair our ability to manufacture our products or require us to pay higher prices to obtain steel coil from other sources. We do not intend to maintain significant inventories of steel coil. Therefore, we might incur delays in meeting delivery deadlines if a particular supplier is unable or unwilling to meet our requirements.

     The cost of steel represented approximately 62% of our net revenues in 2006. As a result, the steel industry, which is highly volatile and cyclical in nature, materially affects our business. Steel is a global commodity, with its price based on worldwide supply and demand. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices. The average cost per ton of our base steel coil purchased in the years ended December 31, 2006, 2005 and 2004 was $655, $575 and $649, respectively.

     The United States imposed anti-dumping tariffs in March 2002 on some countries over a three-year period at decreasing rates, reducing foreign imports of steel coil and increasing the cost of flat rolled steel in 2003. These protections were rescinded in December 2003, but we believe the devaluation of the U.S. dollar in relation to foreign currencies and increased Chinese consumption of steel has limited steel imports. We believe that these conditions, combined with increased demand from a recovering U.S. economy and increased consolidation in the domestic steel producing industry resulted in continued increased costs of steel coil in the beginning of the second quarter of 2004, although steel prices stabilized in the latter part of 2004. In the fourth quarter of 2004, steel prices began to decline. Steel prices for our base steel coil continued to abate during 2005, stabilizing in the fourth quarter of 2005. This deterioration in the U.S. markets with declines in shipments, consumption, and production were due largely to excess inventories at both distributors and original equipment manufactures. Less robust economic growth and weakness in the automotive sector also contributed to the declines. Prices firmed starting in September 2005 and continued to increase gradually throughout 2006 before tapering off from November of 2006 to March of 2007. We anticipate increasing steel costs during the remainder of 2007.


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

     On January 19, 2006, the Michigan Occupational Safety and Health Administration (MIOSHA) performed an inspection of both the SpaceRak and EWCO facilities to identify any violations of the General Industry Safety Standards. On February 7, 2006, an exit interview was held with the inspector, at which time the State identified nineteen "Serious" violations and fourteen "Other Than Serious" violations. On April 27, 2006 formal notification was received from the State of Michigan outlining proposed penalties totaling $13,650. The various citations were subsequently addressed by the Company, which supplied the necessary documentation to the State of Michigan, resulting in a reduction of penalties to a total of $6,825, paid by the Company on May 17, 2006. On June 5, 2006 the Company received notification from the State of Michigan that all violations had been satisfactorily abated and the investigation was closed.

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

     The Phase 1 update report also identified a concern related to an underground storage tank ("UST"). The location of the tank was identified. The tank was removed and the area remediated to applicable standards.

     We conducted a Phase I review in December 2004. The Phase I update reconfirmed the prior reports' observations regarding an area of petroleum hydrocarbon soil contamination near a disconnected electrical transformer on the Steelbank property and also identified an additional, similar staining around an above-ground fuel storage tank.

     During the quarter ended June 30, 2006, Agellan Investments, Inc. ("Agellan"), in the course of its due diligence toward the purchase of the Haines Road real estate, hired an environmental engineering firm to survey the site. The engineering firm discovered contaminants on the property, a fact previously undisclosed to us. Remediation cost estimates ranged between $0.5 million and $1.2 million. As a result, we recorded an accured a cost of $750,000, the amount negotiated with Agellan to assume responsibility for the contaminants and indemnify us. The sale of the Haines Road real estate to
Agellan was completed on November 22, 2006, thus eliminating further environmental risk to us.


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

     Insurance

     Actual or claimed  defects  in our  products  could  give rise to  products liability claims against us. We might be sued because of injury or death, property damage, loss of production or suspension of operations resulting from actual or claimed defects in our products. We have products liability insurance with a liability limit of $5,000,000 for our U.S. operations and $4,291,000 ($5,000,000 Cdn.) for Canadian operations.

     Employees

     As of December 31, 2006, the Company employed a total of approximately 232 full-time individuals, with Tarpon employing six, EWCO employing 181 and Steelbank employing 45. Of the total, 177 were involved with production and the remaining 55 were executive and administrative personnel.

     Our future performance depends on the continued service of our key sales, production and senior management personnel and consultants.

     Approximately 143 EWCO employees are covered by a collective bargaining agreement with the International Brotherhood of Teamsters that expires on October 15, 2009. The Teamsters have represented employees at the Marysville facility since 1967 and employees at the Marlette facility since 2000. The Company has a two year collective bargaining agreement with the United Steelworkers Union at Steelbank. The agreement covers approximately thirty-four employees and expires on November 30, 2008. We believe our employee relations are good.

     Financial Information about Geographic Areas

     The following table sets forth on proforma basis (after giving effect to the acquisitions of EWCO, Steelbank and Haines Road) information regarding our revenues from the United States and Canada and long-lived assets located in the United States and Canada:


                                        Year Ended December 31,
                                        -----------------------
Revenues By Country               2006       2005 Proforma     2004 Proforma
                                  ----       -------------     -------------
                                         (dollars in thousands)
United States............   $     60,229     $    49,732       $      43,188
Canada...................   $     15,102     $    11,119       $       7,849


                                       As of December 31,
Long-Lived Assets Located In:     2006                           2005
                                      (dollars in thousands)
United States............    $            463            $          629
Canada...................    $          4,682            $       14,013


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


Risks Relating to Our Business

We have a history of losses, and may not achieve profitability in the future, which would adversely affect the price of our Common Stock.

     From our inception on January 16, 2002 through December 31, 2006, we have incurred net losses of approximately $20.7 million. Tarpon has funded such losses and a portion of its acquisition costs through equity proceeds, credit facilities and the proceeds of its initial public offering.

     Based on our current business plan, we believe that our existing cash resources will be sufficient to fund our operating losses, capital expenditures, debt payments and working capital requirements. We are planning to complete a private placement that has been in process since January 2007, and we are also planning a public offering, of our equity securities, in order to fund our operations and provide financial stability, but there can be no assurance of the timing or net proceeds of the same. Our liquidity is not sufficient to sustain operations or to meet our debt servicing requirements without at least the substantial portion of this financing.

     Management's plans, in addition to obtaining additional financing, include completing the cost reduction plan begun in January 2006, improved receivables and inventory management, improving of operating margins, and continuing the development of additional customers and markets through its sales initiatives.

     If we are unable to generate adequate funds from operations or raise additional funds, we will not be able to repay our existing debt or fund our operations, which may cease.

Our level of indebtedness materially affects our operations and even our survival.

     As of December 31, 2006 our total consolidated indebtedness for borrowed money, including current maturities, was approximately $16.0 million. Subject to the limits on EWCO and Steelbank credit facilities, we may incur additional debt in the future. Our level of indebtedness and the debt servicing costs associated with that indebtedness will require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes. In addition, a material default in our indebtedness could result in the failure of our business.

Our high level of debt and debt service obligations could:

     Limit our ability to obtain additional financing for working capital or acquisitions; Reduce the amount of funds available to finance our operations, capital expenditures and activities;

     Increase our vulnerability to economic downturns and industry conditions, including increased competition; and place us at a disadvantage when compared to our competitors.

     Covenant restrictions in our credit facilities may limit our ability to operate our business and, if we do not comply with them, may prevent us from borrowing under those facilities, require accelerated payements and may require us to seek to refinance our loans or to liquidate.

     We are currently in violation of certain financial covenants for the Steelbank credit facilities with our senior lender. As a result of these violations and cross collateral terms in our convertible note we are in violation of covenants with our convertible term note holder as well. We anticipate obtaining a waiver for Steelbank shortly, but we can not assure the same. We have also not made principal repayments to such noteholder from June 2006 through March 2007. We have entered into a restructuring agreement with the noteholder to resolve the missed principal payments, the effectiveness of which is dependant on our proposed equity financing. We are planning to complete a private placement that has been in process since January 2007. We are also planning a public offering of our equity securities in order to fund our operations and provide financial stability. However, there can be no assurance of the timing or net proceeds of these efforts. If we complete the same, and make certain payments to the noteholder, we will be in compliance with this obligation, as restructured.

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

     These covenants for EWCO and Steelbank affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. Moreover, our failure to comply with the financial or other covenants could result in an event of default that, if not cured or waived, could prevent us from borrowing under our credit facilities, require accelerated payements and could cause us to seek to refinance our borrowings.

     Tarpon has a convertible term note secured by certain assets of Tarpon and its subsidiaries and the equity interests of Tarpon's subsidiaries. The note requires Tarpon to use the proceeds to repay certain obligations, finance acquisitions and fund other working capital needs. In addition, as long as 25% of the principal amount of the note is outstanding, Tarpon is, without the prior written consent of the holder of convertible term note, prevented from declaring or paying dividends, issuing or redeeming certain types of preferred stock and equity, materially altering or reorganizing the business, incurring, assuming, guaranteeing or canceling any additional indebtedness (exclusive of certain trade debt, debt incurred to finance the purchase of equipment, financing incurred to replace debt on terms no less favorable than the debt being replaced and other debt not considered to have a material impact on the balance sheet). It also provides the lender with first right of refusal to provide additional financing to Tarpon or any of its subsidiaries subject to certain terms and conditions.

Rising interest rates have a substantial impact on our interest expense under our working capital loans and adversely impact our ability to make our debt payments.

     Interest under our existing and proposed working capital facilities and convertible note accrues at fluctuating rates. Rising interest rates could have a substantial impact on our interest expense and will impact our ability to make our debt payments. As of December 31, 2006, each 1% increase in prime rates would result in an approximate increase of $137,000 in our yearly interest expense under such facilities, assuming they are at the maximum permitted amounts.

We do not have a significant combined operating history with our acquired companies, so historical financial information is not necessarily a good indicator of future results of operations or financial condition; we have limited experience operating and integrating steel tube and pipe and steel storage rack system manufacturers and distributors.

     In 2004, we acquired EWCO and Steelbank, and in 2005, we acquired Haines Road, which was combined with Steelbank. All of our senior management group joined us in 2005 or later. As a result, our experience as a unified enterprise in operating steel manufacturers and distributors is very limited, and the financial information regarding our acquired companies included in this report substantially reflects their operations before we acquired, managed and controlled them and are not indicators of their future results of operation or financial condition. In addition, our lack of a combined operating history may result in difficulty integrating our operations, service interruptions to our customers, inefficiencies and conflicts.

If we are unable to attract and retain key personnel, our ability to operate our businesses will be adversely impacted..

     Our present and future performance depends on the continued service of our key sales, production and senior management personnel and consultants. Our key employees include James W. Bradshaw, our Chief Executive Officer, Patrick J. Hook, our President and Chief Operating Officer, and C. David Weaver, Vice President of Sales & Engineering in EWCO's SpaceRak(R) division. The loss of the services of any of these individuals or entities could have an adverse effect on us. We lost our prior Chief Financial Officer and we are conducting a search for a replacement. We do not maintain any significant key man life insurance on any of our key personnel.

Our internal financial reporting procedures are still being developed and we will need to allocate significant resources to meet applicable internal financial reporting standards.

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on their evaluation and review, our principal executive and principal financial officers have concluded that these controls and procedures, as designed and implemented, are not operating effectively. There have been no material changes in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Until April 2004, we consisted only of a holding company with no operations. In April and May 2004, we acquired EWCO and Steelbank. These companies were established private companies with accounting procedures not suitable for public company reporting. In February 2005, we acquired Haines Road, which was combined with Steelbank. This was one operation of a larger private company, also with accounting procedures which were not suitable for public company reporting.

     Our independent registered public accounting firm identified a variety of material weaknesses in our internal financial reporting procedures. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses are as follows:

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

     I. The Company's invoicing system relies on certain manual controls which may not be sufficient to minimize the risk of incorrect revenue recognition, and

     J. The Company is required to comply with the provisions of Sections 302, 906 and 404 of the Sarbanes-Oxley Act. Section 404 requires the Company to document, test, and evaluate its internal controls over financial reporting and have its independent auditor conduct an evaluation of and report on management's evaluation process in the near future. In addition, we will also be required to audit and report on the effectiveness of internal controls. All material weaknesses identified in this process are required to be disclosed in the Company's reporting with the Securities and Exchange Commission (SEC). Our experience with this documentation, testing and audit process has identified that significant resources are required to complete this exercise and considerable costs are incurred. We do not believe that the Company currently has the resources or knowledge to adequately complete this process, which could result in a failure to file the appropriate reports with the SEC.

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

Our products are viewed as commodities and are subject to intense competition based principally on price, and we may not be able to compete effectively with companies with greater financial resources.

     Our structural and mechanical steel tubing products are commodities and our custom racking products have commodity aspects, although they include design and engineering features. As a result, we are subject to intense competition, principally based on price and secondarily based on how closely the product conforms to specifications, product availability, delivery and service. Some of our competitors are larger than we are, have larger product lines, have more diversified businesses, have well-established reputations and customer relationships and have greater financial, engineering, manufacturing, marketing, distribution and management resources than we do and are more able to engage in price competition.

Our products have limited geographic markets, which may adversely affect our ability to grow our sales.

     Because of the size and weight of structural and mechanical steel tubing and the resulting costs of transportation and price competition, it is generally not cost effective to ship these products more than 800 miles from the manufacturing plant. This and customers' short lead-time requirements limit the market for our steel tubing products. Our rack products have a larger geographic market area, but the same is also subject to physical limits.

The volatile nature of steel prices has and could adversely affect our sales and operating profits.

     The cost of steel for manufacturing our products represented approximately 67% of Company revenues in 2005 and approximately 62% in 2006. As a result, steel prices, which are highly volatile and cyclical in nature, materially affect our business. Changes in steel prices have a significant impact on the margins of our products. While we attempt to recover any increase in steel costs by increasing the price of our products, increases in the prices of our products might not fully compensate for steel price increases and can lag behind increases in steel prices, adversely affecting our gross profit margins. Due to inventory carrying costs and general market dynamics, decreases in steel costs have historically resulted in reduction of volume and gross profit margins. Steel prices for our base steel coil declined approximately 15% over the first nine months of 2006 and increased approximately 12% over the last three months of 2006.

We are dependent on a few suppliers for a significant portion of our steel, so interruption of that supply could impair our ability to manufacture our products or require us to pay higher prices to obtain steel.

     For the year ended December 31, 2006, we purchased approximately 17% in dollar value of our steel from four suppliers. We are currently on cash terms and also have payment plans with a number of our steel suppliers.While we believe steel is generally available from a number of suppliers, the loss of any of our present suppliers, interruption of production at one or more of these suppliers or any other disruption in the supply of steel from these suppliers could impair our ability to manufacture our products or require us to pay higher prices to obtain steel from other sources. We do not intend to maintain significant inventories of steel.

A majority of our employees are covered by collective bargaining agreements that could subject us to additional labor costs or strikes.

     As of December 31, 2006, approximately 143 EWCO employees are covered by a collective bargaining agreement with the International Brotherhood of Teamsters, which expires in October 2009 and approximately 34 Steelbank employees are covered by a collective bargaining agreement with the United Steelworkers Union, which expires in November of 2008. We believe our relations with these employees are good.

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

Steelbank's operations are located in Canada, and exchange rate fluctuations between the US and Canadian dollar may adversely affect our results of operations.

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

Seasonal fluctuations affect sales for our products and may adversely affect our cash flow.

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

Equipment failures would interfere with production and increase costs and adversely affect our revenues.

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

     We currently have an internal sales force of approximately six persons. Our sales force accounted for a substantial majority of the Company's sales for the year ended December 31, 2006. Therefore, the loss of any of our sales employees may have an adverse effect on our business, financial condition and results of operations.

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

Purchasers of our products may assert product liability claims against us, which may adversely affect our financial condition.

     Actual or claimed defects in our products could give rise to product liability claims against us. We might be sued because of injury or death, property damage, loss of production or suspension of operations resulting from actual or claimed defects in our products. Regardless of whether we are ultimately determined to be liable, we might incur significant legal expenses not covered by insurance. In addition, products liability litigation could damage our reputation and impair our ability to market our products. Litigation could also impair our ability to retain products liability insurance or make our insurance more expensive. We have product liability insurance with a liability limit of $5,000,000 for U.S. operations and $4,291,000 for Canadian operations. We could incur product liability claims in excess of our insurance coverage or that are subject to substantial deductibles, or we may incur uninsured product liability costs. If we are subject to an uninsured or inadequately insured products liability claim based on our products, our business, financial condition and results of operations would be adversely affected.

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

Risks Relating to Our Common Stock

Our Common Stock may be delisted by the American Stock Exchange, which would adversely affect the price of our common stock.

     The American Stock Exchange advised us in September 2006 of a potential delisting due to the lack of a total of three independent directors and a deterioration in our financial position. We have since appointed a third independent director and were given until mid January 2007 to improve our financial position through equity financings and a restructuring of our convertible note debt. That date was subsequently extended to May 31, 2007. We may not achieve the necessary benchmarks by such date and will then have to request an extension from AMEX, which it could grant, if at all, in its sole discretion. If we fail to meet the benchmarks by the deadline, it is expected that AMEX will seek a delisting of our Common Stock. If we became delisted, trading of our common stock could be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the NASD's Electronic Bulletin Board, and there can be no assurance our common stock will be quoted on such systems. In such case, an investor would likely find it more difficult to dispose of our securities or to obtain accurate market quotations for them. If our Common Stock were delisted from the American Stock Exchange, they may become subject to Rule 15g9, under the Securities Exchange Act of 1934, which imposes sales practice requirements on broker-dealers that sell "penny stock" securities to persons other than established customers and accredited investors. Application of this rule could adversely affect the ability, willingness or both of broker-dealers to sell our securities.

The market price of our Common Stock has fluctuated significantly and there is presently not a significant trading market for the Common Stock.

     The market price of our Common Stock has been volatile and has been trading at historical low prices. There is currently not a significant trading market for the Common Stock on the American Stock Exchange, and holders of our Common Stock might find it difficult to sell their Common Stock. Also, changes in our business, our results of operations, our financial condition, our industry, the economy, stock markets in general and trading in our stock in particular could cause the market price of our shares to fluctuate substantially.

The market price of the Common Stock may be depressed by shares eligible for future sale, shares reserved for future issuance upon the exercise of options and warrants and registration rights we have granted.

     Future sales of substantial amounts of Common Stock in the public market or the perception that such sales may occur could adversely affect the market price of the Common Stock. As of April 2, 2007, there are 4,993,712 shares of Common Stock outstanding. Warrants and optional convertible note shares to purchase an aggregate of 4,351,448 Common Stock were then outstanding and options to purchase a total of 519,785 Common Stock were then granted under our option plan. Our outstanding Common Stock and the Common Stock underlying these warrants, convertible securities and options are either now eligible for sale under Rule 144 or will be eligible beginning at varying times in the future. In connection with a private placement we are conducting, we expect to register, under the Securities Act of 1933, a total of 5,600,000 shares sold and to be sold and related warrant shares, as well as warrant shares and shares issuable on conversion of convertible securities related to prior financings, the amount of which is not presently fixed, and which together could total in excess of 10,000,000 shares All of the above represents a significant overhang on the trading market for our Common Stock and may serve to depress the trading price of our Common Stock.

The Provisions of our Articles of Incorporation, Bylaws and corporate law have anti-takeover effects.

     Some provisions in our articles of incorporation and bylaws could delay or prevent a change in control of the Company, even if that change might be beneficial to our shareholders. Our restated articles of incorporation and bylaws contain provisions that might make acquiring control of us difficult, including provisions limiting rights to call special meetings of shareholders and regulating the ability of our shareholders to nominate directors for election at annual meetings of our shareholders. In addition, our board of directors has the authority, without further approval of our shareholders, to issue preferred shares having such rights, preferences and privileges as the board of directors may determine. Any such issuance of preferred shares could, under some circumstances, have the effect of delaying or preventing a change in control of the Company and might adversely affect the rights of holders of Common Stock.

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

     Our directors serve staggered three-year terms, and directors may be removed only for cause. Our restated articles of incorporation also set the minimum number of directors constituting the entire Board at three and the maximum at fifteen, and they require approval of holders of 90% of our voting shares to amend these provisions. These provisions could have an anti-takeover effect by making it more difficult to acquire us by means of a tender offer, a proxy contest or otherwise or by removing incumbent directors. These provisions could delay, deter or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interests, including those attempts that might result in a premium over the market price for the Common Stock held by our shareholders. See "Description of Securities."

The lead underwriter of our initial public offering may exert significant influence over us.

     We agreed that for a period ending in 2011, we would allow Joseph Gunnar & Co., LLC the right to appoint a non-voting observer to our board of directors. Joseph Gunnar & Co., LLC appointed Stephan Stein, its chief operating officer, as its non-voting observer. The observer is entitled to attend all meetings of the board of directors, to receive all notices and other correspondence and communications we send to the board of directors and to receive any compensation that may be paid to our non-employee directors. We have also entered into an agreement for Joseph Gunnar & Co., LLC to provide non-exclusive investment banking services to us indefinitely, unless either party notifies the other of its intention not to renew before the expiration of the then current one-year term. These arrangements may enable Joseph Gunnar & Co., LLC to exert significant influence over us through the presence of its designee at our board meetings and through its provision of investment banking services to us.

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


ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.


ITEM 2. PROPERTIES

     As of December 31, 2006, the Company's facilities are set forth in the following table:

                                    Square                             Own /
Location                            footage           Purpose          Lease
--------                            -------           -------          -----
Marysville, Michigan                 200,000  *      Manufacturing     Lease
Marlette, Michigan                    40,000         Manufacturing     Lease
Mississauga, Ontario, Canada          85,000         Manufacturing     Lease

         * Includes approximately 7,000 square feet of offices.

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

         Fiscal Year Ended December 31, 2006            High            Low
         --------------------------------------      ----------       ---------
         First Quarter......................... $         3.25     $      2.05
         Second Quarter........................ $         2.96     $      1.24
         Third Quarter......................... $         2.35     $      1.10
         Fourth Quarter........................ $         1.29     $      0.75


         Fiscal Year Ended December 31, 2005            High            Low
         ---------------------------------------     ---------       --------
         First Quarter (2/14/05 to 3/31/05).... $         5.99     $      4.61
         Second Quarter........................ $         5.65     $      3.30
         Third Quarter......................... $         5.20     $      3.19
         Fourth Quarter........................ $         4.35     $      2.15

     As of April 2, 2007, we had 4,993,712 shares issued and outstanding, held by 18 shareholders of record.

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

3. We affected a 1-for-3.69203259 reverse split in December 2003 and a 1-for-1.6176795 reverse stock split in March 2004. The reverse stock splits were effected in reliance on the exemption from registration contained in Section 3(a) (9) of the Securities Act.

4. April 2004, we privately placed $2,000,000 of our junior subordinated promissory secured notes to 27 accredited investors. The notes were issued at their face amount, bore interest at 8% a year, 15% after January 5, 2005, and were paid in the February 2005 closing of our initial public offering. The notes were secured by our assets and the assets of our subsidiaries, but were subordinate to our subsidiaries' secured bank financing. We also granted the purchasers in the April offering warrants to purchase 435,000 common shares at $5.00 a share. The warrants are exercisable for five years beginning August 16, 2005.

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

7. Effective February 17, 2005 we granted designees of Bainbridge advisor, Inc., one of our consultants, J. Peter Farquhar, our former Chief Executive Officer, James T. House, our former Chief Financial Officer, Patrick J. Hook, our President and Chief Operating Officer, Jeffrey Greenberg, Mark D. Madigan, and Barry Seigel, former owners of Steelbank, J. Peter Farquhar, Dr. Robert H. Pry and Michael A. Ard, three of our directors, and various employees (including Mr. Madigan), options to purchase 110,000, 50,000, 40,000, 40,000, 18,595, 18,595,
18,595, 10,000, 10,000 and 21,000 common shares, respectively, and on December 12, 2005 we granted John Mayfield, our former Chief Financial Officer and various employees options to purchase 40,000 and 55,000 common shares, respectively, all under our 2004 Stock Option Plan, and we granted J. Peter
Farquhar, one of our directors, 2,000 common shares, all effective at the February 2005 closing of our initial public offering. Bainbridge designated Gary
D. Lewis and his son, Gary N. Lewis, who both performed consulting work for us, as its designees. The common shares, the options, and the offer of the underlying common shares upon exercise of the options, were granted in reliance on the exemptions from registration contained in Rule 701 under the Securities Act and Section 4(2) of the Securities Act.

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

     The note bears interest at the Wall Street Journal Prime Rate plus 2% and is subject to a floor of 8%. Interest only is payable until April 1, 2006, and thereafter interest plus one thirty-second (1/32) of the principal $187,500 is payable monthly until maturity. Laurus can elect to take some or all of any monthly payment in our stock initially valued at $3.27 per share, subject to volume limitations. In addition, Laurus has a warrant to purchase our common stock, exercisable for a period of seven years at an initial exercise price of $3.81 per share. We agreed to register with the Securities and Exchange Commission the shares of common stock that are issuable, from time to time upon conversion of the note and the shares of common stock that are issuable upon exercise of the warrant. Our obligations are secured by the Master Security Agreement, Stock Pledge Agreement and Grant of Security Interest in Trademarks, pursuant to which Laurus acquired a continuing security interest in all of our present and future assets, including the stock of the subsidiaries owned by us. A Subsidiary Guaranty was also executed by our subsidiaries. Laurus is subject to a subordination agreement between us and ABN AMRO Bank, N.V., Canadian Province and LaSalle Bank, Midwest, N.A., pursuant to which it has a security interest in our assets and a first security interest in the stock of our subsidiaries.


     Equity Compensation Plan Information

     The following information is provided as of December 31, 2006 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

-------------------------------------------------------------------------------

                                               (a)                        (b)                     (c)
                                             Number of                  Weighted-         Number of securities
                                         securities to be               average           remaining available for
                                            issued upon              exercise price       future issuance under
                                            exercise of                   of              equity compensation
                                            outstanding               outstanding         plans (excluding
                                         options, warrants         options warrants       securities reflected
                                            and rights                and rights             in column (a)
Plan category
Equity compensation
plans approved by
security holders (1)                             343,190        $           4.81                       90,215
Equity compensations
plans not approved by
security holders (2)                           2,631,265        $           1.33                           --
                                               ---------                                               -------
Total                                          2,974,455                                               90,215
                                               =========                                               ======

     (1) This equity compensation is under the 2004 Stock Option Plan and after giving effect to options approved in 2004, but granted effective February 17, 2005.

     (2) These plans consist of (a) warrants to purchase an aggregate of 702,416 common shares at an exercise price of $3.31 a share until August 16, 2010 issued to 29 participants in our 2004 note financing in February, March and April 2004 and adjusted per their anti-dilution provision with regards to our December 2005 note financing, (b) warrants to purchase an aggregate of 123,614 common shares at an exercise price of $1.25 a share until August 16, 2010 issued to 16 designees of the placement agent in our 2004 note financing in April 2004 and adjusted per their anti-dilution provision with regards to our December 2005 note financing, (c) warrants to purchase 243,360 common shares at an exercise price of $0.98 a share until February 14, 2010 issued to 12 designees of the underwriters in our initial public offering of common shares in February 2005 and adjusted per their anti-dilution provision with regards to our December 2005 note financing, (d) warrants to purchase an aggregate of 300,000 common shares at an exercise price of $0.91 a share until December 13, 2010 issued to 8 designees of the placement agent in our December 2005 note financing, (e) warrants to purchase an aggregate of 390,000 common shares at an exercise price of $3.08 a share until December 13, 2012 issued to 1 designee in our December 2005 note financing, (e) warrants to purchase 775,000 common shares at an exercise price of $0.80 a share to the 13 holders of bridge notes in connection with our December 7, 2006 bridge note financing and (f) warrants to purchase 96,875 common shares at an exercise price of $0.80 a share to 11 designees of the placement agent in our December 7, 2006 bridge note financing. The warrants are subject to anti-dilution adjustments. The exercise prices of these warrants were at or above the fair market value of the underlying common shares on the date of grant. At the time these options are exercised, the optionee must pay the full option price for all shares purchased in cash or by a cashless exercise in which we withhold shares with a fair value equal to the exercise price. The warrants may be assigned, but we are required to be notified of the assignment.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is for Tarpon as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 (year of inception). The financial data has been derived from our audited financial statements, some of which appear elsewhere in this report together with the report of Rehmann Robsons our current independent registered public accounting firm, and of Grant Thornton LLP, our previous Independent Registered Public Accounting Firm, whose report on EWCO's financial statements includes an explanatory paragraph relating to an uncertainty concerning their ability to continue as a going concern. Individual data for Steelbank has not been included because the same is not deemed significant in relation to EWCO and Haines Road.


Tarpon Industries Inc. and Subsidiaries


                                                                            Tarpon Industries, Inc.
                                                                            Year Ended December 31,
                                                                    (in thousands except per share data)

Statement of Operations Data:                            2006           2005           2004          2003         2002
                                                      ------------    ----------     ----------    ---------    ---------
Net revenues.......................................    $   75,331  $     60,851   $     37,622  $        --  $        --
Gross profit.......................................         5,801         4,950          3,750           --           --
Interest expense...................................         3,087         1,075          1,237           --           --
Depreciation and amortization......................           929           939            141           --           --
Net loss before taxes..............................       (9,993)       (7,411)        (2,065)        (650)        (766)
Net income loss....................................       (9,993)       (7,310)        (1,995)        (650)        (766)
Net loss per common share
- basic and diluted................................        (2.08)        (1.74)         (1.63)       (0.54)       (0.73)
Weighted average number of common
shares outstanding.................................         4,814         4,194          1,227        1,195        1,050


                                                                                  Tarpon Industries, Inc.
                                                                                  Year Ended December 31,
                                                                           (in thousands except per share data)

 Balance Sheet Data:                                             2006          2005           2004          2003         2002
                                                              -----------    ----------    -----------    ---------    ----------
 Cash and cash equivalents...............................     $    1,376     $  7,317      $      258     $     22     $     169
 Working capital (deficit)...............................        (9,848)      (11,083)        (2,084)           13            81
 Total Assets............................................         24,116        39,005         21,708          331           269
 2005 note financing obligations.........................             --            --          2,150          ---            --
 Long-term obligations, net of current portion...........              3            10          1,314          ---            --
 Accumulated deficit.....................................       (20,714)      (10,721)        (3,411)      (1,417)         (766)
 Shareholder's (deficit) equity (1)......................        (3,427)         5,195        (1,039)           13            81



                                                                             Eugene Welding Co. As of
                                                                                  December 31,
                                                                          2003               2002
                                                                     ---------------     --------------
Statement of Operations Data;                                        (In thousands, except per share data)
Net revenues................................................            $  26,442           $    26,444
Gross margin................................................                1,479                 1,916
Interest expense............................................                  200                   183
Depreciation and amortization...............................                  148                   150
Net income (loss) before taxes..............................              (1,260)                   (4)
Net income (loss) (1).......................................              (1,260)                   (4)

(1) Does not include any provision or benefit for federal or state income taxes for EWCO through December 31, 2003 because it was taxed as an S corporation through December 31, 2003.


                                                                    Eugene Welding Co. As of
                                                                           December 31,
                                                                     2003             2002
                                                                  -----------      -----------
Balance Sheet Data:                                                      (In thousands)
Cash and cash equivalents...................................      $       270      $      497
Working capital.............................................              763           2,284
Total assets................................................           10,467          10.128
Long term obligations, net of current portion...............              535             699
Retained earnings...........................................            4,145           5,494
Shareholder's equity........................................            1,212           2,561




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

     Overview

     We were incorporated in January 2002. We acquired EWCO and Steelbank in 2004. Steelbank then acquired Haines Road in February 2005. Our information for 2006, 2005, and 2004 reflects the acquisitions for the period of time we owned them. In February 2005, we completed an initial public offering for our common shares.

     Since our inception, we have had continuing losses, aggregating approximately $20.7 million. We have funded such losses and a portion of our acquisition costs through equity investments, loans and the proceeds of our initial public offering. Our total consolidated indebtedness for borrowed money, including current maturities, was approximately $16.0 million as of December 31, 2006. Our level of indebtedness and the debt servicing costs associated with that indebtedness will require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes.

     For the year ended December 31, 2006, our auditors have issued an opinion with a "going concern" qualification. Their qualification is based upon, among other things, the losses that we have incurred since inception and concerns about our ability to have sufficient liquidity to continue operations for the next 12 months. If we are unable to reduce or eliminate continued losses, and obtain additional financing, our financial resources may not be adequate to satisfy our operating and capital requirements for the next 12 months. In addition, if we are unable to raise additional capital, our financial resources will not be adequate to satisfy our operating and capital requirements for the next 12 months. Our failure to generate sufficient revenues, achieve our business objectives or raise additional funds, will have a material adverse effect on our results of operations, cash flows and financial position, including our ability to continue as a going concern. This situation is more fully discussed under the heading Liquidity and Capital Resources.

     Despite our history of losses and related issues, our steel storage rack business has experienced significant growth in the last twelve months. We plan to concentrate our efforts on expanding this area of our business, which is in a highly fragmented industry. We see steel storage racks as engineered, non-commodity products with good margins, and we believe we can be a competitive participant in the markets for these products.

Summary of Recent Operations

     On a consolidated basis, we generated net revenues of approximately $75.3 million in 2006 as compared with $60.9 million in 2005, an increase of approximately 24%. The increase in net revenue of $14.4 million in 2006 was primarily attributable to the growth of our SpaceRak division of EWCO, which increased its revenue by $11.3 million, or 50%, over 2005.

     Our operations in 2006 reflected a net loss of approximately $10.0 million as compared with a net loss of approximately $7.4 million in 2005, and a net loss before taxes of approximately $2.1 million in 2004. The 2006 loss includes a non-cash impairment of $4.3 million in the carrying value of our Steelbank subsidiary.

     The financial results for 2006 compared to 2005 were mixed, in that our emphasis on reduced manufacturing costs and improved pricing controls resulted in significant increases in revenues and gross profit at EWCO's SpaceRak division, while our tubing business at EWCO and Steelbank failed to show such improvements, due primarily to market and competitive factors.

     The increase in the net loss for 2005 over 2004 was also adversely impacted the cost associated with our company operating as a public entity. We completed our IPO in February 2005. We incurred an increase in administrative salaries and benefits of approximately $1.9 million, an increase in legal professional fees of approximately $1,918,000, primarily associated with becoming a public company and searching for additional acquisitions targets. Our consolidated 2005 results were also materially impacted by several expenses such as an increase in depreciation and amortization expense of approximately $798,000, associated with the acquired assets of EWCO and Steelbank. Bad debt expense increased approximately $595,000 in 2005 as compared with 2004 primarily related to the bankruptcy of a significant customer. Our interest expense decreased approximately $162,000, as a result of repayment of a bridge note financing. As noted above, we also experienced a $1.9 million non-cash write down in the carrying value of Steelbank.

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

Results of Operations

Tarpon Industries, Inc.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenues

     In 2006 and 2005, our net revenues and shipments were (including Haines Road since the February 2005 date of acquisition):

                                                                 2006             2005                  Change
                                                                   $               $                $              %
                                                             --------------   -------------    ------------    ----------
                                                                                    (dollars in thousands)
EWCO Tubular.........................................        $      19,637    $     20,178     $     (541)        (2.7%)
EWCO SpaceRak(R).....................................               34,189          22,851          11,338         49.6%
Steelbank............................................               21,505          17,822           3,683         20.7%


                                                                 2006             2005                  Change
                                                                 Tons             Tons            Tons             %
                                                             --------------   -------------   -------------    ----------
EWCO Tubular.........................................               24,614          26,625         (2,011)        (7.6%)
EWCO SpaceRak(R).....................................               24,028          17,223           6,805         39.5%
Steelbank (1)........................................               19,715          15,736           3,979         25.3%

(1) Steelbank did not maintain a record of tons shipped prior to the 2005 Haines road acquisition

     The increase in our net revenues of $14.4 million for 2006 was primarily due to growth of EWCO's SpaceRak division, as well as the full year revenue related to our acquisition of the Haines Road operations in February 2005 (which was then combined with Steelbank).

Cost of Goods Sold and the Related Gross Profit

     In 2006 and 2005 our cost of goods sold and the related gross margin (including Haines Road since the February 2005 date of acquisition) were:

                                                    2006                            2005                      Cost Change
                                                 COGS            GM%           COGS          GM%          $              %
                                                                        (dollars in thousands)
EWCO Tubular........................             $ 18,569        5.4%           19,287         4.4%         (718)        (3.7%)
EWCO SpaceRak (R)...................               30,754       10.0%           21,513         5.9%         9,241         43.0%
Steelbank...........................               20,207        6.0%           15,731        11.7%         4,476         28.5%

     Gross profit was $5.8 million and $4.3 million for the years ended December 31, 2006 and 2005, respectively. The increase in gross profit dollars in 2006 compared with 2005 was primarily due to reduced manufacturing costs and improved pricing controls at EWCO's SpaceRak division. Overall gross margins increased to 7.7% for 2006 versus 7.1% for 2005 for the reasons noted above.

Operating Expenses


Selling General and Administration Expense

     In 2006 and 2005, our operating expenses (including Haines Road since the February 2005 date of acquisition) were:

                                                  2006                         2005                    Cost Change
                                        -------------------------     ------------------------    -----------------------
                                              $         Sales %          $          Sales %           $            %
                                          ----------  ------------    --------    ------------    ---------    ----------
                                                                    (dollars in thousands)
Tarpon (unconsolidated)...............    $   4,745          N/A      $ 3,113             N/A     $    922         24.1%
EWCO..................................        3,027         5.6%        3,268            7.2%        (241)        (7.4%)
Steelbank ............................        1,519         7.1%        5,281           19.0%      (1,383)       (47.7%)


     Selling, general and administrative expenses ("SG&A") decreased for the year ended December 31, 2006 to $9.3 million from $9.7 million in 2005. SG&A expenses as a percent of sales were 12.3% in 2006 compared to 15.9% in 2005, due primarily to an increase in sales. The bad debt write-off of FENCEMaster of $925,000 in the third quarter of 2005 was the most significant year over year change. Excluding this change, SG&A expenses showed increases in audit, legal and consulting fees of $419,000 and insurance of $104,000.

Impairment

                                                2006                           2005                     Cost Change
                                     ----------------------------    -------------------------    ------------------------
                                            $          Sales %          $           Sales %          $             %
                                        ---------    ------------    ---------    ------------    ---------    -----------
                                                                    (dollars in thousands)
Steelbank.........................         4,326            5.7%        1,894            3.1%        2,432         128.4%


     Steelbank incurred impairments in 2006 and 2005. Goodwill and intangibles related to the Steelbank (2004) and the Haines Road (2005) acquisitions were determined to be impaired based upon an evaluation of those assets conducted in the second quarter of 2006 in accordance with provisions of SFAS 142. This resulted in an impairment charge of $3,576,000 in 2006 and $1,894,000 in 2005 (see Note 5 "Goodwill and Intangible Assets"). Additionally, the Company incurred an impairment charge in Q2 2006 of $750,000 related to reduced value of the Haines Road real property located in Mississauga, Ontario as a result of environmental conditions.

Other Income and Expense

     Other income and expense resulted in income for 2006 of $911,000 compared with income of $897,000 in 2005, with increases in Gain on Derivatives of $738,000 associated with the convertibility option associated with the Laurus Senior Convertible Term Note and Miscellaneous Income of $212,000, offset by Finance Costs of $158,000 and Loss on Disposal of Property and Equipment of $184,000, as well as a decrease in Foreign Exchange Gain of $595,000.

Interest Expense

     Net interest expense increased to $3.1 million in 2006 from $1.0 million in 2005. Approximately $1.9 million of the 2006 total was incurred by Tarpon, with $595,000 of interest on borrowings under the Laurus Senior Convertible Note, $1.0 million representing amortization of financing costs under the Laurus note and $338,000 of default interest associated with the fourth quarter of 2006. Interest expense under EWCO's line of credit and term note borrowings were $544,000 compared with $490,000 in 2005 due to interest rates that averaged approximately 200 basis points higher in 2006. Steelbank interest expense of $624,000 compared with $404,000 in 2005 is attributable to higher revolving credit balances in 2006 and interest rates ranging from 150 to 200 basis points higher in 2006 than in 2005.

Income Taxes

     We have not recognized a potential tax benefit from our net losses, because of the uncertainty regarding our ability to realize the future tax benefit of our net operating loss carry forwards. This potential loss carry forward if utilized would be approximately $ 17.0 million.


Tarpon Industries, Inc.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Revenues

     In 2005 and 2004 our net revenues and shipments were (including EWCO and Steelbank since the date of acquisition, April 2004 for EWCO, May 2004 for Steelbank, and February 2005 for Haines Road):


                                         2005             2004                    Change
                                     --------------   -------------    ------------    ----------
                                           $               $                $              %
                                     --------------   -------------    ------------    ----------
                                                            (dollars in thousands)
EWCO Tubular                               $20,178          14,622           5,556          38.0%
EWCO SpaceRak(R)                            22,851          17,733           5,118          28.9%
Steelbank                                   17,822           5,267          12,555         238.4%


                                          2005            2004                    Change
                                     --------------   -------------    ------------    ----------
                                         Tons             Tons            Tons             %
                                     --------------   -------------   -------------     ---------
EWCO Tubular                                26,625          16,835           9,790          58.2%
EWCO SpaceRak(R)                            17,223          13,393           3,830          28.6%
Steelbank (1)                               15,736             N/A             N/A           N/A

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

Cost of Goods Sold and the Related Gross Profit

     In 2005 and 2004 our cost of goods sold and the related gross margin (including EWCO and Steelbank since the date of acquisition, April 2004 for EWCO, May 2004 for Steelbank, and February 2005 for Haines Road) were:

                                                     2005                           2004                   Cost Change
                                          ----------------------------    -------------------------    --------------------
                                                COGS $         GM%        COGS $         GM %           $           %
                                             ------------    ---------  -----------    ----------      -----    ---------
                                                                          (dollars in thousands)
EWCO Tubular............................     $   19,287         4.4%      $   12,743         12.9%      $ 6,544       51.4%
EWCO SpaceRak (R).......................         21,513         5.9%          16,757          5.5%        4,756       28.4%
Steelbank...............................         15,7 31       11.7%           4,446         15.6%       11,285      253.8%

     Gross profit was $4.3 million and $3.7 million for the twelve month periods ended December 31, 2005 and 2004, respectively. The increase in gross profit dollars in 2005 compared with 2004 was due to the acquisition of Haines Road in February 2005. Gross margins decreased to 7.1% for 2005 versus 9.8% for 2004. The decrease in gross margin as a percent of sales for 2005 as compared to 2004 was attributable to falling steel prices and the competitive factors in our industry which caused us to lower pricing to retain and maintain our current sales volume in a soft market. Reduced steel pricing created several adverse effects. In addition to reduced margin, it caused many of our customers to defer purchases in anticipation of further price reductions. This resulted in both reduced selling prices and reduced tonnage volume, which contrasts with the benefits we experienced in 2004 as a result of sharply rising steel prices.

Operating Expenses

     In 2005 and 2004, our operating expenses (including EWCO and Steelbank since the date of acquisition, April 2004 for EWCO, May 2004 for Steelbank, and February 2005 for Haines Road) were:

                                                2005                           2004                     Cost Change
                                     ----------------------------    -------------------------    ------------------------
                                            $          Sales %           $          Sales %          $          Sales %
                                        ---------    ------------    ---------    ------------    ---------    -----------
                                                                    (dollars in thousands)
Tarpon..........................        $  3,823             N/A      $   929             N/A      $ 2,892          311.3%
EWCO............................           3,018            6.9%        2,124             6.6%         989           46.6%
Steelbank (including
Haines Road)....................           4,747           26.6%          884            15.6%       4,397          497.4%


     Operating expenses were $11.6 million and $3.9 million for the twelve month periods ended December 31, 2005 and 2004. Operating expense as a percent of sales was 19.0% and 10.3% of net revenue, respectively. We incurred an increase in administrative salaries, commissions and benefits of approximately $703,000, $844,000 and $503,000 at Tarpon, EWCO and Steelbank respectively. Tarpon incurred increased legal and professional fees of approximately $1,660,000, non-cash, non-employee stock option expense of $424,200, and an increase in insurance expense of approximately $119,000. These expenses were primarily associated with becoming a public company in February 2005, the acquisition of EWCO in April 2004, Steelbank in May 2004, and Haines Road in February 2005 and searching for additional companies for acquisitions. In addition we incurred an increase in bad debt expense of approximately $595,000 over 2004 primarily related to the bankruptcy of a significant Steelbank customer for which we have purchase commitments through June 2006 with the new owner. Depreciation and amortization expense increased approximately $798,000 primarily as a result of the acquisition of the Haines Road plant and real estate in February and May 2005, respectively. Our operating expense will remain high as a percentage of net revenues, until the Company can increase sales through proposed acquisitions. Further, we recognized an impairment loss in our Steelbank investment described below.

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


Pro Forma Year Ended December 31, 2004

Net Revenues

     Our 2004 pro forma net revenues and shipments, as if we had acquired EWCO and Haines Road as of January 1, 2004, and Steelbank as of May 14, 2004, were as follows:

                                               2004
                               --------------------------------------
                                         $                      %
                                   --------------    ----------------
                                      (dollars in thousands)
                               --------------------------------------
EWCO Tubular.................   $         20,551                32.5
EWCO SpaceRak................             23,051                36.5
Haines Road..................             15,397                24.4
Steelbank....................              5,267                 8.3
Less Inter-Company...........            (1,064)               (1.7)
                                   --------------
Total Pro Forma..............   $         63,202               100.0
                                   ==============

                                               2004
                               --------------------------------------
                                         Tons                   %
                                    --------------    ----------------
EWCO Tubular.................             24,803               40.8%
EWCO SpaceRak................             18,452               30.3%
Haines Road..................             17,544               28.9%
                                   --------------
Total........................             60,799              100.0%
                                   ==============

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


Cost of Goods Sold and Gross Margin

     The following table reflects cost of goods sold and the related gross margin percentages for 2004 on a pro forma basis, as if we had acquired EWCO and Haines Road as of January 1, 2004, and Steelbank as of May 14, 2004:

                                                   2004
                               --------------------------------------
                                           $                   GM%
                                   --------------    ----------------
EWCO Tubular......................          17,599               14.4%
EWCO SpaceRak.....................          21,663                6.0%
Haines Road.......................          12,484               18.9%
Steelbank.........................           4,446               15.6%
Less Inter-Company................           (974)
                                      -------------
Total.............................          55,218               12.6%
                                      =============    ---------------

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


Selling, General and Administrative Expenses

     The following table reflects total selling, general and administrative expenses, including depreciation, for 2004 on a pro forma basis, as if we had acquired EWCO and Haines Road as of January 1, 2004, and Steelbank as of May 14, 2004. Included is approximately $424,000 in non-employee stock options.

                                      2004
                               --------------------------------------
                                       $                      Sales %
                                    --------------    ----------------
                                          (dollars in thousands)
 Tarpon........................     $         1,121              N/A
 EWCO..........................               3,162               7.2%
 Haines Road...................               1,154               7.4%
 Steelbank.....................                 908              17.2%
 Consolidating adjustment......               (213)
 EWCO adjustment...............                  13
 Offering adjustment...........                 424
 Haines Road adjustment........                  75
                                     -----------------
 Total.........................     $          6,644              10.5%
                                     =================


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


Pro Forma Year Ended December 31, 2003

Net Revenues

     Our 2003 pro forma net revenues and shipments, as if we had acquired EWCO and Haines Road as of January 1, 2003, were as follows:

                                                      2003
                                       ------------------------------------
                                                 $                 %
                                           --------------    --------------
                                             (dollars in thousands)
EWCO Tubular........................    $         13,069              35.0
EWCO SpaceRak.......................              13,373              35.8
Haines Road.........................              11,171              29.9
Less Inter-Company..................               (255)             (0.7)
                                           --------------    --------------
Total Pro Forma.....................    $         37,358             100.0
                                           ==============    ==============


                                                      2003
                                       -----------------------------------
                                              Tons                %
                                          --------------    --------------
 EWCO Tubular.......................             29,750              50.5
 EWCO SpaceRak......................             13,053              22.2
 Haines Road........................             16,102              27.3
                                          --------------    --------------
 Total Pro Forma....................             58,905             100.0
                                          ==============    ==============


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

Cost of Goods Sold and Gross Margin

     The following table reflects cost of goods sold and the related gross margin percentages for 2003 on a pro forma basis, as if we had acquired EWCO and Haines Road as of January 1, 2003:

                                                    2003
                                     ------------------------------------
                                                 $                GM%
                                          --------------    -------------
                                           (dollars in thousands)
EWCO Tubular......................   $           12,935              1.0
EWCO SpaceRak.....................               12,027             10.1
Haines Road.......................                9,674             13.4
Less Acquisition Adjustments......              (1,028)          (303.1)
                                          --------------    -------------
Total.............................   $           33,608             10.0
                                          ==============    =============


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

Selling, General and Administrative Expenses

     The following table reflects total selling, general and administrative expenses, including depreciation, for 2003 on a pro forma basis, as if we had acquired EWCO and Haines Road as of January 1, 2003:

                                      2003
                                 ---------------------------------------
                                        $                Sales %
                                   --------------    ----------------
                                           (dollars in thousands)
 Tarpon..........................  $     650                 N/A
 EWCO............................      2,546                9.6%
 Haines Road.....................        948                8.5%
 Consolidating adjustment........         24                0.1%
 Haines adjustment...............       (27)              (0.1%)
                                   --------------    ----------------
 Total...........................  $    4,141             11.1%
                                   ==============    ================

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


Liquidity and Capital Resources

Overview

     At December 31, 2006 we had a working capital deficit of $9,848,000, as compared with a working capital deficit at December 31, 2005 of $11,083,000. The working capital deficit is due in part to the recording of our senior indebtedness and our noteholder indebtedness as current due to defaults at December 31, 2006 and 2005. Certain of these defaults have been waived and we anticipate that all of these defaults will be waived within the near future (see note 14, Subsequent Events), allowing us to reflect certain amounts due to these lenders as long-term indebtedness, but there can be no assurance of the same. The reduction in the working capital deficit at the end of 2006 as compared to the end of 2005 was due to the retirement of certain mortgages on property owned by Steelbank, which were paid in November 2006. In addition, the 2006 working capital deficit reflects a decrease in accounts payable and accrued expenses of $1.4 million and increases of $878,000 and $474,000 in accounts receivable and other current assets, offset by decreases in cash and cash equivalents of $5.9 million and inventories of $160,000.

     Our primary needs for liquidity in 2006 are: (1) working capital including increases in accounts receivable and inventories of steel and finished products,
(2) payment of obligations under our senior indebtedness and our noteholder indebtedness, (3) capital expenditures for equipment and (4) funding for sales and marketing activities.

     At the present time we have insufficient liquidity to meet the above needs. We expect to shortly complete a private placement commenced in January 2007, and to carry out a public offering, in each case of our equity securities, but there can be assurance of the same. In the absence of these activities, we will not be able to meet our obligations and will not be able to continue to operate ours businesses.

Sources and Uses of Cash

     We have incurred losses and negative cash flows in each year since our inception. We financed our activities with funds received from sales of our common shares, notes, warrants and bank loans. As of April 2, 2007, approximately $293,000 was available for borrowing under EWCO's revolving credit facility and approximately $197,000 was available for borrowing under Steelbank's revolving credit facility.

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


Tarpon Industries, Inc.

Year Ended December 31, 2006

Cash Flows From Operating Activities

     Net cash used in operations in 2006 was $4,780,000. Cash was used primarily by (1) $10.0 million of losses before depreciation and amortization, accretion of note discounts and impairment, (2) $876,000 increase in accounts receivable,
(3) $371,000 increase in prepaid expenses and other current assets and (4) $300,000 decrease in accounts payable and accrued expenses. Cash was provided from operations by a decrease in inventory of $153,000.

Cash Flows From Investing Activities

     Our investing activities in 2006 used approximately $1,330,000, consisting of the payment of $985,000 of FENCEMaster obligations and $346,000 for capital expenditures.

Cash Flows From Financing Activities

     Our financing activities provided $318,000 of cash in 2006. Cash was provided by $4,691,000 from the sale of the Haines Road real estate in connection with the sale and leaseback transaction completed in November of 2006, net borrowings on credit facilities of $444,000 and net proceeds from issuance of bridge notes of $585,000. Cash was used for repayment of long-term obligations of $2,201,000 and repayment of short-term obligations of $3,201,000.


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


Financing Arrangements

EWCO Credit Facility

     EWCO has a credit facility with LaSalle Bank Midwest N.A., including a revolving credit line for up to $9,000,000, subject to a borrowing base on eligible inventory and receivables, originally maturing August 31, 2007, and a $1,394,000 term loan. The term loan is payable in equal monthly installments of principal based on a five year amortization ending August 1, 2009, but matures August 31, 2007 if the revolving credit facility is not renewed. The loans are secured by all of EWCO's assets of approximately $15.8 million and a guarantee by Tarpon. The principal amount outstanding bears interest, payable monthly, at the bank's prime rate.

     The loan agreement requires EWCO to maintain a minimum debt service coverage ratio (generally net income adjusted for depreciation, capital expenditures, and cash distributions and advances, divided by principal payments of debt) of at least 1.50 to 1.00. EWCO's debt service coverage ratio as of December 31, 2006 was 3.44 to 1.00. The loan agreement also requires EWCO to maintain minimum tangible net worth of ($1,855,000) plus 80% of its net income for the preceding fiscal year, starting with net income for 2006. EWCO's tangible net worth as of December 31, 2006 was ($34,000). The loan agreement also generally prohibits dividends and limits EWCO's ability to make capital expenditures in excess of $1,500,000 during the 12 months after our initial public offering and $750,000 a year after such 12-month period.

     While EWCO was in compliance with its financial loan covenants as of September 30, 2006, LaSalle Bank issued a notice of default to EWCO on August 15, 2006 indicating EWCO was in default on at least one of its covenants during the period from November 2005 through June 2006. On October 2, 2006, LaSalle reaffirmed EWCO's default, citing that (i) EWCO had failed to meet its debt service coverage test on occasion during the period from November 2005 through June 2006, (ii) that Tarpon had breached its subordination agreement for payment on debt due Laurus Master Trust, a junior creditor, while Tarpon's Steelbank subsidiary was in technical default to LaSalle Business Credit, (iii) that EWCO had breached its loan agreement relating to permitted application of proceeds of a $6 million loan from Laurus, and that (iv) EWCO has been unable to pay its obligations as they become due. These circumstances, as well as other events such as the withdrawal of the firm's independent accountants, constituted a material adverse change in the loan collateral and the business condition of the obligor. From October 1, 2006 forward, EWCO's loans will bear interest at a rate of prime plus two percent (2%). LaSalle had agreed to waive any default interest through September 30, 2006. Due to violation of its debt service covenants as well as the Company's going concern qualification, the debt has been classified as a current liability.

     EWCO must pay a 0.25% unused line of credit fee each month and is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity. As of December 31, 2006, approximately $5,943,000 was outstanding under the revolving credit facility, approximately $790,000 was outstanding under the term loan, and approximately $128,000 was available for borrowing under the revolving credit facility without violating any of the existing debt covenants.

Steelbank Credit Facility

     On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch (the "Lender"). This credit facility provides for a revolving credit line in the maximum principal amount of Cdn. $8,000,000, subject to a borrowing base based on eligible inventory and receivables, originally maturing on February 17, 2008, and a term loan in the principal amount of Cdn. $2,100,000. Principal on the term loan is payable in sixty equal monthly installments of $35,000 Canadian dollars beginning on April 1, 2005. The term loan bears interest, which is payable monthly in arrears, at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 1.00% and 1.50%. The entire amount of the term loan facility will mature on March 1, 2010. Borrowings of Canadian dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 0.75% and 1.25%. Borrowings of U.S. dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's U.S. prime rate. Under certain circumstances, Steelbank has the option to convert all or any part of its Canadian or United States borrowings to an interest rate equal to a Libor rate plus an applicable margin of between 2.25% and 2.75% or a Banker's Acceptance rate plus an applicable margin of between 2.25% and 2.75%. Interest on the revolving credit facility is payable monthly in arrears. The obligations under the Loan Agreement are unconditionally guaranteed by Tarpon, and are secured by a security interest in substantially all of the tangible and intangible assets of Steelbank, approximating $10.5 million, and Tarpon, other than Tarpon's common shares of Eugene Welding Company. Steelbank's obligations under the Loan Agreement are also secured by a pledge of all the capital stock of Steelbank pursuant to a share pledge agreement between Tarpon and the Lender.

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

     The  loan  agreement  also  requires   compliance  with  several  financial
covenants, including adjusted net worth of at least (Cdn. $4,864,381). For quarters ending on or after June 30, 2005, the minimum adjusted net worth of the previous quarter will be increased by 75% of the net income for that quarter (ignoring quarters in which there is a loss). It also requires Steelbank Tubular to maintain debt service coverage ratio (generally net income adjusted for depreciation and amortization, non-cash transactions, and capital expenditures divided by the total of all principal payments of long-term debt, capital leases, subordinated debt and all payments in respect of any distribution), of at least 1.25 to 1.00. It also requires Steelbank to maintain interest coverage (generally net income adjusted for interest expense, bank fees and net costs under interest rate contracts, taxes, depreciation and amortization and non-cash items divided by interest expense plus bank fees and net costs under interest rate contracts), of at least 1.50 to 1.00. Steelbank used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of the Haines Road facility and the cash portion of the Haines Road real estate, to pay transaction fees and expenses, to refinance Steelbank's full-recourse factoring arrangement and for general working capital purposes of Steelbank.

     On October 2, 2006, LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, issued a notice of default to Steelbank, as a result of Steelbank's failure to meet its adjusted net worth covenant and its debt service coverage ratio covenants. From and after October 1, 2006, Steelbank's loans will bear interest at a rate of two per cent (2%) per annum, in excess of the interest rate otherwise payable. LaSalle had agreed to waive default interest through September 30, 2006. As a result of these violations, and a going concern qualification, its debt has been reclassified to current.

     Each month, Steelbank must pay a .50% unused line of credit fee and an administrative fee of approximately $1,700. As of December 31, 2006 approximately $2,861,000 was outstanding under the Revolving Credit Facility, approximately $1,171,000 was outstanding under the term loan and approximately $89,000 was available for borrowing without violating any existing debt covenant.

Steelbank Mortgages

     On May 18, 2005, Steelbank Tubular, Inc. purchased the Haines Road real estate assets, for $4,638,000 (Cdn. $5,870,000), including closing fees and expenses, consisting of approximately $530,000 (Cdn. $670,000) in cash, a one year first mortgage totaling $2,765,000 (Cdn. $3,500,000) jointly secured by the Haines Road real estate and a guarantee from the Company payable in equal monthly installments of principal and interest based on a 25 year amortization period and bearing interest at 1.25% above Canadian prime rate, as well as second and third mortgages from Bolton, payable August 18, 2006, totaling $948,000 (Cdn. $1,200,000) and $395,000 (Cdn. $500,000) with interest payable monthly at 8% and 10%, respectively, per annum. On November 22, 2006, Steelbank completed a sale and leaseback of the Haines Road real estate assets for net proceeds of $4,691,000 (Cdn. $5,378,000), resulting in the payoff of all three mortgages and net proceeds to the Company of $342,000 (Cdn. $391,000).

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

     In connection with this financing, the Company recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature inherent in the instrument. Such discounts are being amortized using the effective interest method over the term of the related debt. The conversion feature itself was deemed to be a derivative under FASB Statement No. 133. The Company estimated the fair value of the conversion feature to be $93,000 as of September 30, 2006, $269,000 as of June 30, 2006, $873,000 as of March 31, 2006,
and $817,000 as December 31, 2005. The $962,000 decrease in value during nine months ended September 30, 2006 is shown as a "Gain from derivatives" within the Statement of Operations. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,685,000, including warrants to purchase up to 300,000 shares of common stock to Joseph Gunnar and Company, a related party, recorded as deferred financing costs and amortized over the life of the note. The 300,000 warrants were valued at approximately $432,000 using the Black-Scholes model using the same assumptions described above, except for a term of five years. The warrants were deemed to be a derivative instrument as they can be put back to the Company, and, therefore the corresponding liability was marked to market and recorded at a fair value of $126,000 as of September 30, 2006, $219,000 as of June 30, 2006, $411,000 as of March 31, 2006 and
$366,000 as of December 31, 2005. The $240,000 decrease in value during the nine months ended September 30, 2006 is shown under "Gain from derivatives" within the Statement of Operations. These warrants are exercisable through December 13, 2010 at $3.27 per share. Although the stated interest rate of the convertible note is the prime rate plus 2%, as a result of the aforementioned discounts and fees, the effective interest rate of the Note is approximately 41.8% per annum.

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

     On August 17, 2006, Tarpon reached an agreement with the Laurus fund whereby Tarpon would offer 100,000 shares of Tarpon common stock valued at $190,000 ($1.90 per share) to Laurus in exchange for Laurus amending certain provisions of its loan agreement. In addition, Tarpon agreed to award Laurus warrants for shares valued at $190,000 ($1.90 per share) in the event that Tarpon were to raise equity. The agreement provided that the loan agreement would be amended such that an event of default with LaSalle Bank Midwest (LaSalle) and/or LaSalle Business Credit (LaSalle) which is not declared as a default by LaSalle, would not give rise to default interest due to Laurus. Because LaSalle did not declare the Company in default until October 2, 2006, default interest was therefore not due Laurus for the three months ended September 30, 2006. An equity raise is being pursued by Tarpon with a closing date anticipated in February 2007. Thus, in the quarter ended September 30, 2006, Tarpon reversed the default interest liability relieved of $769,000 to interest expense. The consideration given in shares of $190,000 was recorded as a financing expense.

New Accounting Pronouncements

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

     In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income taxes - An interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Tarpon will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings. Tarpon is currently assessing the impact of this Interpretation on Tarpon's financial position and results of operations.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 requires retrospective application to prior periods' financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement also requires that retrospective application of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in accounting estimate effected by a change in accounting principle. The provisions of this statement were effective for the Company beginning January 1, 2006. The Company's financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.


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

     Business Combinations and Intangible Assets

     We have adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and other Intangible Assets. "SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. In arriving at the fair value of assets and liabilities acquired in our acquisitions of EWCO and Steelbank we have assumed that book values approximate fair values, with the exception of equipment obtained in the purchase of EWCO, which was written down due to the fair value of the assets acquired and liabilities assumed exceeding the cost of EWCO, and EWCO and Steelbank inventories, which were written up to resale value. Adjustments to fair values of the assets and liabilities acquired would generally change the value of goodwill recognized in the acquisition by a corresponding amount.

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

     Because sales and earnings for Steelbank continued to fall short of forecasts in 2006, the Company conducted and impairment test for the quarter ended June 30, 2006, resulting in an impairment charge for the remaining carrying value of goodwill and intangible assets ($2,924,000 and $652,000, respectively) totaling $3,576,000. The Company also completed its annual impairment test during the fourth quarter of 2006, resulting in no further impairment charges.

     Bad Debts

     We maintain a reserve for known and unknown bad debts. We evaluate credit risk and the adequacy of our reserve by monitoring the age of our accounts receivable and the credit worthiness of our customers. In addition, we monitor the overall status of the industries where our products and services are utilized. Typically, this reserve is not subject to significant fluctuations from period to period. However, if we incur an unusual amount of bad debt, it could alter our exposure and the related reserve. At December 31, 2006 our Bad Debt reserves were $269,000, an increase of $76,000 from December 31, 2005. Bad Debt expense for 2006 was $20,000 compared to $972,000 in 2005, which was affected by the bankruptcy of FENCEMaster ($925,000).

     Options, Warrants, and Convertible Debt

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

     The provisions of SFAS 123R also apply to awards granted prior to January 1, 2006 that did not vest before January 1, 2006 (transition awards). The compensation cost for the portion of the transition awards that had not vested by January 1, 2006 is based on the grant-date fair value of these transition awards as calculated for pro forma disclosures under the provisions of SFAS 123. Compensation cost for these transition awards are attributed to periods beginning January 1, 2006 and use the Black-Scholes method used under SFAS 123, except that an estimate of expected forfeitures is used rather than actual forfeitures.


Contractual Obligations

     The following  information is provided as of December 31, 2006 with respect
to  our  known  contractual   obligations  specified  in  the  following  table,
aggregated by type of contractual obligation:

                                                                             Payments due by period

                                                            Less                                           More
                                                            than 1           1 - 3          3 - 5          than 5
                                                 Total      year             years          years          years
Contractual Obligations                                                  (dollars in thousands)
Short-Term debt obligations (1)..............   $   9,579   $  9,579     $     --        $    --       $     --
Long-term debt obligations (2)...............       7,597      6,272        1,235             90             --
Operating lease obligations..................       4,588        540          883            848          2,317
Purchase obligations (3).....................       5,059      5,059                         --             --
                                                   5,059

(1) We are required to pay interest on our short-term debt obligations shown in the table above while they are outstanding (assuming the debt remains outstanding) of $974,000.

(2) We are required to pay interest on our long-term debt obligations shown in the table above while they are outstanding (assuming the debt remains outstanding) of $640,000 within one year, $121,000 between one and three years, $32,000 between three and five years, and $0 due in more than five years. The long term debt obligations are reflective of the stated terms of the underlying agreements.

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

     We are subject to commodity price risk, primarily with respect to purchases of steel. Purchased steel represents the most significant portion of EWCO's and Steelbank's cost of goods sold. As a result, fluctuations in the cost of purchased steel, which can be volatile and cyclical in nature, have a significant impact on our margins both positively and negatively. Our steel costs rose significantly during 2003 and 2004, peaking mid year 2004. In the 4th quarter 2004, steel prices began to decline. Steel prices for our base steel coil continued to abate during 2005, stabilizing in the 4th quarter. Prices then increased gradually during 2006 before declining in the 4th quarter. We have generally been successful in passing these higher steel costs on to our customers because our competitors increased their prices too, but we might not be able to continue to do so in the future. We currently seek to minimize the potential adverse impact of commodity price risks of our steel inventory by minimizing the amount of steel inventory we carry. However, opportunities to purchase larger quantities at below market value are considered and reviewed against current market conditions. We try to coordinate our steel purchases with our sales and production forecast, generally resulting in a one to two month supply of steel.

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

                                                                (000's OMITTED)

                                                                                             There                  Fair
                                       2006       2007       2008       2009       2010       after      Total      Value
Short Term Debt:
Variable Rate (U.S.$)                   $5,943                                                            $5,943      $5,943
Average Interest rate                    10.3%                                                             10.3%
Variable Rate (Cdn.$)
                                        $2,861                                                            $2,861      $2,861
Average interest rate                     9.5%                                                              9.5%
Fixed Rate (U.S.$)                                   $775                                                   $775        $775
Average Interest rate                               12.0%                                                  12.0%
Long-Term Debt
Variable Rate (U.S. $)                             $5,904       $511       $232                           $6,647      $6,647
Average interest rate                               10.3%      10.3%      10.3%                            10.3%
Variable Rate (Cdn. $)                               $360       $360       $360        $91                $1,171      $1,171
Average interest rate                                9.5%       9.5%       9.5%       9.5%                  9.5%
Fixed Rate (U.S. $)                                    $8         $2                                         $10         $10
Average interest rate                                5.2%       5.2%                                        5.2%


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


                                              December 31, 2006                               December 31, 2005
                                      Carrying                    Fair                 Carrying                 Fair
                                       Amount                    Value                  Amount                 Value
                                                            (U.S. $ equivalent in thousands)
Steel Inventories             $           6,759,562     $           6,759,562     $      6,919,638       $     6,919,638


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TARPON INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS


Tarpon Industries, Inc.                                                    Page


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................61
CONSOLIDATED BALANCE SHEETS..................................................62
CONSOLIDATED STATEMENTS OF OPERATIONS........................................63
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)....................65
CONSOLIDATED STATEMENTS OF CASH FLOWS........................................66
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................97
EUGENE WELDING CO............................................................98
BALANCE SHEETS...............................................................98
LIABILITIES AND SHAREHOLDER'S EQUITY.........................................98
STATEMENTS OF OPERATIONS.....................................................99
SHAREHOLDER'S EQUITY........................................................100
STATEMENT OF CASH FLOWS.....................................................101
NOTES TO FINANCIAL STATEMENTS...............................................102

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                                                                                                    December 31,
                                                                                              2006                 2005
                                                                                        ----------------    -----------------
ASSETS
 Current Assets
  Cash and cash equivalents                                                               $      1,75,711    $       7,317,364
  Accounts receivable (less allowance for doubtful accounts of
   $269,186 and $192,201, respectively)                                                         8,608,275            7,730,029
  Inventories, net                                                                              6,759,562            6,919,638
  Other current assets                                                                            841,259              367,681
                                                                                         ----------------    -----------------
   Total current assets                                                                   $    17,584,807     $     22,334,712

  Property, plant and equipment-net                                                             5,145,792           11,139,700
  Deferred financing costs, net of amortization                                                 1,385,585            1,973,754
  Goodwill                                                                                             --            2,808,800
  Intangible assets, net of amortization                                                               --              693,590
  Other assets                                                                                         --               55,365
                                                                                         ----------------    -----------------
TOTAL ASSETS                                                                             $     24,116,184     $     39,005,921
                                                                                         ================    =================

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
 Current Liabilities
  Short term debt                                                                        $      9,578,648     $     11,344,379
  Term debt, classified as current                                                              6,458,328            9,250,944
  Accounts payable - trade                                                                     10,147,486           11,270,836
  Accrued expenses                                                                              1,248,295            1,551,469
                                                                                         ----------------    -----------------
   Total current liabilities                                                                   27,432,757           33,417,628


  Long-term debt, less current maturities                                                           2,643               10,243
  Other long-term liabilities                                                                     108,000              382,667
                                                                                         ----------------    -----------------
TOTAL LIABILITIES                                                                              27,543,400           33,810,537


 Commitments and Contingencies (Notes 6, 7 and 11)

 Shareholders' (Deficit) Equity
  Preferred shares; no par value 2,000,000 shares authorized;
   no shares issued at December 31, 2006 and 2005                                                      --                   --
  Common shares; no par value, authorized 20,000,000 shares at
   December 31, 2006, and 2005; issued and outstanding,
   4,993,712 shares at December 31, 2006, and
   4,640,130 shares at December 31, 2005                                                       16,856,821           15,625,625
  Accumulated deficit                                                                        (20,713,749)         (10,720,870)
  Accumulated other comprehensive income                                                          429,712              290,629
                                                                                         ----------------    -----------------
 Total shareholders' (deficit) equity                                                         (3,427,216)            5,195,384
                                                                                         ----------------    -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)
                                                                                         ----------------    -----------------
EQUITY                                                                                   $     24,116,184     $     39,005,921

     The accompanying notes are an integral part of these consolidated financial statements.

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended December 31,
                                                                           2006                 2005                2004
                                                                      ----------------      --------------     ---------------
REVENUES
 Sales, net of customer discounts                                  $       75,330,908    $     60,850,620   $      37,621,629
COST OF GOODS SOLD                                                         69,530,073          56,530,833          33,945,905
                                                                      ----------------      --------------     ---------------

Gross Profit                                                                5,800,835           4,319,787           3,675,724

OPERATING EXPENSES
 Selling, general and administrative expenses                               9,290,829           9,692,698           3,862,869
 Impairment charges                                                         4,326,177           1,894,000                  --
 Loss on disposal of property and equipment                                   183,982                  --                  --
                                                                      ----------------      --------------     ---------------
  Total operating expenses                                                 13,800,988          11,586,698           3,862,869
                                                                      ----------------      --------------     ---------------

OPERATING LOSS                                                            (8,000,153)         (7,266,911)           (187,145)

OTHER INCOME (EXPENSE)
 Miscellaneous  income (expense)                                              157,156             (55,248)           (455,690)
 Financing costs                                                            (157,869)
 Gain from derivatives                                                      1,059,874             322,000                  --
 Foreign currency exchange gain (loss)                                         35,505             630,077           (185,645)
                                                                      ----------------      --------------     ---------------
  Total other income (expense)                                              1,094,466             896,829           (641,335)
                                                                      ----------------      --------------     ---------------

INTEREST EXPENSE, NET
 Interest expense                                                           3,122,720           1,074,938           1,237,020
 Interest income                                                             (35,328)            (34,442)                  --
                                                                      ----------------      --------------     ---------------
  Interest expense, net                                                     3,087,392           1,040,496           1,237,020

LOSS BEFORE INCOME TAXES                                                  (9,992,879)         (7,410,578)         (2,065,500)
INCOME TAX (BENEFIT)                                                               --           (101,088)            (70,986)
                                                                      ----------------      --------------     ---------------
NET LOSS                                                           $      (9,992,879)    $    (7,309,490)   $     (1,994,514)
                                                                      ================      ==============     ===============

NET LOSS PER COMMON SHARE -
 BASIC AND DILUTED                                                 $           (2.08)    $         (1.74)   $          (1.63)
                                                                      ================      ==============     ===============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                                  4,813,505           4,193,955           1,227,300


     The accompanying notes are an integral part of these consolidated financial statements.

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                         Number                                             Accumulated             Total
                                           Of                                                  Other            Shareholders'
                                         Common         Common         Accumulated         Comprehensive            Equity
                                         Shares         Shares           Deficit               Income             (Deficit)
                                         ------         ------           -------               ------             ---------
Balance at January 1, 2004              1,219,732    $  1,429,369      $ (1,416,866)      $              --      $       12,503
Stock issued for
consulting services                        10,000          50,000                 --                     --              50,000

Issuance of warrants                           --         651,583                 --                     --             651,583
Net loss                                       --              --        (1,994,514)                     --         (1,994,514)
Foreign currency
translation adjustment                         --              --                 --                241,242             241,242
                                       -----------    ------------    ---------------    -------------------   -----------------
Comprehensive loss                                                                                                  (1,753,272)
                                       -----------    ------------    ---------------    -------------------   -----------------
Balance at December 31, 2004            1,229,732       2,130,952        (3,411,380)                241,242         (1,039,186)

Issuance of warrants                           --       1,245,600                 --                     --           1,245,600
Shares issued to
Steelbank owners                           60,636         303,180                 --                     --             303,180
Initial Public Offering                 3,349,762      16,387,500                 --                     --          16,387,500
Discounts, commissions, fees
and other IPO costs                            --     (4,441,607)                 --                     --         (4,441,607)
Net loss                                       --              --        (7,309,490)                     --         (7,309,490)
Foreign currency
translation adjustment                         --              --                 --                 49,387              49,387
                                       -----------    ------------    ---------------    -------------------   -----------------
Comprehensive loss                             --              --                 --                     --         (7,260,103)
                                       -----------    ------------    ---------------    -------------------   -----------------
Balance at December 31, 2005            4,640,130  $   15,625,625  $    (10,720,870)  $             290,629   $       5,195,384

Issuance of warrants                           --         531,000                 --                     --             531,000
Issuance of options                            --         147,407                 --                     --             147,407
Issuance of shares
as compensation                            65,166         112,800                 --                     --             112,800
Shares issued to Laurus
on conversion of debt                     155,177         187,500                 --                     --             187,500
Shares issued to Laurus for
amendment to loan agreement               100,000         190,000                 --                     --             190,000
Shares issued to Director for
payment of interest to Laurus              33,239          62,489                 --                     --              62,489
Net loss                                       --              --        (9,992,879)                     --         (9,992,879)
Foreign currency
translation adjustment                         --              --                 --                139,083             139,083
                                       -----------    ------------    ---------------    -------------------   -----------------
Comprehensive loss                             --              --                 --                     --         (9,853,796)
                                       -----------    ------------    ---------------    -------------------   -----------------
Balance at December 31, 2006            4,993,712     $16,856,821     $ (20,713,749)     $          429,712    $    (3,427,216)
                                       ===========    ============    ===============    ===================   =================

     The accompanying notes are an integral part of these financial statements.

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                           --------------------------------------------------
                                                                                 2006              2005             2004
                                                                           ----------------    --------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                   $  (9,992,879)   $   (7,309,490)   $ (1,994,514)
 Adjustments to reconcile net loss to net cash used in
  operating activities
 Depreciation and amortization                                                     929,352           939,091       1,240,016
 Accretion of note discount and other charges                                    1,268,088            80,960              --
 Impairment charges                                                              4,326,177         1,894,000              --
 Bad debt expense                                                                   19,767           972,427         377,620
 Gain from derivatives                                                         (1,059,874)         (322,000)              --
 Unrealized foreign currency loss (gain)                                           142,619         (472,447)         172,344
 Shares based option expense                                                       145,282           424,200              --
 Warrant expense                                                                   531,000                --              --
 Stock issued as compensation                                                      112,800                --              --
 Stock issued for payment of interest                                               62,489                --              --
 Loss on disposal of property and equipment                                        149,613                --              --
 Other                                                                                  --                --          51,265
 Changes in operating assets and liabilities which provided (used) cash:
 Accounts receivable                                                             (895,840)         (340,117)     (2,597,793)
 Inventories decrease                                                              152,620           767,788     (2,629,290)
 Prepaid expenses and other current assets                                       (371,349)           175,794       (369,872)
 Accounts payable and accrued expenses                                           (300,273)         3,024,579       2,450,664
                                                                             --------------    --------------    ------------
  Net cash used in operating activities                                        (4,780,408)         (165,215)     (3,299,570)
                                                                             --------------    --------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property                                                  4,690,901                --              --
 Proceeds from FENCEMaster                                                              --         1,116,214              --
 Payment of FENCEMaster obligations                                              (984,733)                --              --
 Acquisitions, net of cash received                                                     --       (9,093,446)       (565,510)
 Capital and other expenditures                                                  (345,719)       (1,105,469)       (118,728)
                                                                             --------------    --------------    ------------
  Net cash provided by in investing activities                                 (3,360,449)       (9,082,701)       (684,238)
                                                                             --------------    --------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds from issuance of common shares (net of
  issuance costs of $1,276,434 in 2005)                                                 --        13,472,316              --
 Initial public offering expenditures                                                   --                --     (1,220,459)
 Financing costs                                                                        --       (1,286,850)       (519,494)
 Borrowing on bank loans                                                           444,236         1,574,536       5,132,249
 Repayment of bank loans                                                                --                --     (2,968,299)
 Proceeds from 2004 note financing                                                      --                --       2,150,000
 Proceeds from issuance of long-term debt                                               --         7,735,062       1,394,000
 Repayment of long-term obligations                                            (2,200,973)         (925,593)       (708,968)
 Proceeds from issuance of short-term obligations                                  584,800           991,464       1,171,931
 Repayment of short-term obligations                                           (3,200,788)        (5,433,445)      (211,820)
                                                                             --------------    --------------    ------------
  Net cash used in financing activities                                        (4,872,825)        16,127,490       4,219,140
                                                                             --------------    --------------    ------------
IMPACT OF FOREIGN CURRENCY EXCHANGE ON CASH                                      (148,969)           180,004              --
(DECREASE) INCREASE IN CASH AND CASH                                         --------------    --------------    ------------
 EQUIVALENTS                                                                   (5,941,653)         7,059,578         235,332
CASH AND CASH EQUIVALENTS AT,
 BEGINNING OF YEAR                                                               7,317,364           257,786          22,454
                                                                             --------------    --------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $    1,375,711  $      7,317,364  $      257,786
                                                                             ==============    ==============    ============

     The accompanying notes are an integral part of these consolidated financial statements.

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)

Supplemental Disclosure of Cash Flows Information:

                                                                              Year Ended December 31,
                                                            ----------------------------------------------------------
                                                                    2006                 2005               2004
Cash paid during the year for interest                      $        1,616,831    $        456,694   $        380,563
Non-cash investing and financial transactions:
 Success fee obligation for acquisitions                    $               --    $             --   $        400,000
 Obligations incurred in Steelbank acquisition              $               --    $             --   $      1,312,480
Stock issued as payment of debt                             $          187,500    $             --   $             --
 Stock issued for consulting services                       $               --    $             --   $         50,000
 Issuance of stock warrants                                 $               --    $      1,253,400   $        651,583
 Acquisition of land and building with debt                 $               --    $      4,461,600   $             --































     The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Company and Summary of Significant Accounting Policies

     A summary of the significant accounting policies in the preparation of the accompanying financial statements follows.

Company and Industry

     Tarpon Industries, Inc. (formerly known as Wall St. Acquisitions, Inc.) (the "Company" "we" "us") was incorporated in Michigan on January 16, 2002. The Company completed two acquisitions in 2004, Eugene Welding Co., or "EWCO," acquired in April 2004, and Steelbank, Inc., or "Steelbank," acquired in May 2004. EWCO manufactures structural steel tubing and steel storage rack systems at two manufacturing facilities in Michigan, north of Detroit. In February 2005, the Company, through Steelbank completed the acquisition of the assets, other than the land and building, of the Haines Road facility of Bolton Steel Tube Co., Ltd., or "Haines Road", and in May 2005 we completed the acquisition of the land and building. The Haines Road facility, located near Toronto, Ontario Canada, manufactures primarily mechanical steel tubing. As a result of the acquisition, Steelbank, Inc. combined with the Haines Road business and relocated to Haines Road. On April 6, 2005, Steelbank, Inc. changed its name to Steelbank Tubular, Inc.

     The Company changed its name from Wall St. Acquisitions, Inc. to Tarpon Industries, Inc. in March 2004.

Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EWCO and Steelbank. All significant inter-company transactions and balances have been eliminated. The assets of the acquired subsidiaries have been adjusted to fair values as of the date of acquisition and goodwill has been recognized for the difference between the purchase price and fair value of the assets acquired for the acquired subsidiaries. The Company operates in two segments. (See Note 13).

Cash and Cash Equivalents

     Cash and cash equivalents consist of demand deposits, cash on hand and all highly liquid investments purchased with an original maturity of three months or less. Periodically throughout each year, the Company may maintain balances in excess of federally insured limits. At December 31, 2006 and 2005, the Company maintained balances in excess of the $100,000 limit of $1,177,170 and $7,063,961, respectively.

Accounts Receivable and Concentration of Credit Risk

     Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. No collateral or other security is required to support accounts that are outstanding longer than the contractual terms are considered past due. Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time an account is past due, the Company's previous loss history, the customer's current ability to pay its obligation and the condition of the general economy and the industry as a whole. Balances that are still outstanding after the Company has attempted reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.

     The Company had one major customer in 2006, 2005 and 2004 that accounted for 15%, 14% and 22% of net sales, respectively. This same customer accounted for approximately 30%, 24% and 44% of accounts receivable as of December 31, 2006, 2005 and 2004, respectively. The loss of this customer would have an adverse impact on short-term operating results.

Revenue Recognition

     For sales of products and scrap, revenue is recognized when there is persuasive evidence that an arrangement exists, the product is shipped to customers, the selling price is fixed or determinable and collectibility is reasonably probable. Scrap sales are reported as a reduction in cost of goods sold. Shipping and handling costs are included in cost of goods sold in the consolidated statements of operations.

Inventories

     Inventories are valued at the lower of cost or market value, with cost being determined using the first-in first-out, (FIFO) method. Management reviews inventories monthly to determine whether a valuation reserve should be made to adjust the inventory to its net realizable value.

     The Company had four suppliers in 2006 that accounted for approximately 17% of net purchases. In 2005, four suppliers accounted for 34% of net purchases and in 2004 four suppliers accounted for 73% of net purchases.

Property, Plant and Equipment

     Property,  plant  and  equipment  are  stated  at  cost.  Depreciation  and
amortization   is  computed  for   financial   statement   purposes   using  the
straight-line method over the following estimated useful lives:

   Machinery and equipment                               5 - 10 years
   Leasehold improvements                                Term of lease
   Computer equipment                                    3 - 7 years
   Computer software                                     2 years
   Transportation equipment                              5 years
   Furniture and fixtures                                5 - 7 years
   Buildings                                             20 - 30 years


     Expenditures for repairs and maintenance are charged to operations. Major betterments and improvements that increase the useful life of plant and equipment are capitalized. Gains and losses on the disposition of property, plant and equipment are recognized at the time of disposal.

Federal Income Taxes

     Deferred income taxes are provided for temporary differences between financial statement income and tax return income under the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires deferred income taxes to be computed on the liability method and deferred tax assets are recognized only when realization is probable. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities. The principal deferred tax asset arises from net operating loss carry forwards. The principal deferred tax liabilities arise from deferred compensation, depreciation, derivatives and foreign exchange gains.


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

     The provisions of SFAS 123R also apply to awards granted prior to January 1, 2006 that did not vest before January 1, 2006 (transition awards). The compensation cost for the portion of the transition awards that had not vested by January 1, 2006 is based on the grant-date fair value of these transition awards as calculated for pro forma disclosures under the provisions of SFAS 123. Compensation cost for these transition awards are attributed to periods beginning January 1, 2006 and use the Black-Scholes method used under SFAS 123, except that an estimate of expected forfeitures is used rather than actual forfeitures. The expected forfeiture rate of 50% is based on forfeiture activity through December 31, 2006.

     The Company recognized as an operating expense, non-cash share-based compensation cost in the amount of $145,000 in 2006. This had the effect of decreasing net income by $.03 per diluted share. As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $136,000, which will be recognized over a weighted average period of 1.7 years. The total fair value of options that vested during 2006 was $33,000.

     SFAS 123R requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for all employee share-based awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the share-based awards at the date of the grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net loss and loss per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based employee compensation plans:

                                                                 2005
                                                          -------------------
  Net loss                                              $         (7,310,000)
  Deduct:  Share-based employee compensation
   expense had fair value method been applied           $           (735,000)
                                                          -------------------
  Pro forma net loss                                    $         (8,045,000)
                                                          ===================
  Net loss per common share - basic and diluted         $              (1.74)
  Pro forma effect of share-based expense               $              (0.18)
                                                         --------------------
  Pro forma net loss per common share -
   basic and diluted                                    $              (1.92)
                                                          ===================


     The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for option grants during the twelve month period ending December 31, 2005: risk-free interest rate of 3.78% for options issued during 2005; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 60% for all options granted in 2005; and a weighted-average expected life of the options of five years.

Goodwill and Intangible Assets

     The Company follows the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS
No. 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recovered. If the asset is impaired, it will be written down to its fair value.

Translation of Foreign Currencies

     The financial statements of the foreign entity consolidated into Tarpon Inc, consolidated financial statements were translated into United States dollar equivalents at exchange rates as follows: balance sheet accounts for assets and liabilities were consolidated at year-end rates, equity at historical rates and income statement accounts at average exchange rates for the year. The resulting translation gains and losses are reflected in accumulated other comprehensive gain or losses in the statement of stockholders' equity (deficit). Foreign currency transaction gains and losses are reflected in net earnings.

     The Company recognized $36,000 of foreign currency transaction gains during 2006. During 2005, the Company recognized $630,000 of foreign currency transaction gains, $473,000 of which resulted from an inter-company loan, which was designated as a long-term investment in December 2005 and is no longer subject to gains or losses. In 2004, the Company recognized foreign currency transaction losses totaling $186,000.


Deferred Financing Costs

     Deferred financing costs represent fees paid (in the form of cash or warrants) to third parties that provided services in connection with securing financing. These costs are amortized using the effective interest rate method over the term of the respective loan.

Convertible Debt and Related Discount

     The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the detachable warrants, and has recorded the conversion feature as a liability in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments". The conversion feature and registration right were considered to be an embedded derivative interest within the terms of SFAS No.133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the three year life of the debt. The discount is classified as a deferred financing cost, as describe above.

Fair Value of Financial Instruments

     The Company's balance sheets include the following financial instruments: accounts receivable, accounts payable, lines of credit, notes payable and derivatives. The Company considers the carrying amounts of current assets and liabilities in the financial statements to approximate fiar velue for those financial instruments, because of the relatively short period of time between their origination and their expected realization or payment. The carrying amount of the lines of credit and notes payable approximate fiar value because the obligations generally bear interest at a floating rate. The derivates are marked to market quarterly.

Net Loss Per Share

     Net loss per share is computed in accordance with SFAS No. 128 "Earnings Per Share" by dividing losses available to common shareholders by the weighted average number of common shares outstanding during each year and considers a dual presentation and reconciliation of "basic" and "diluted" per share amounts. "Diluted" reflects the potential dilution of all common stock equivalents except in cases where the effect would be anti-dilutive.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from these estimates.

Recent Accounting Pronouncements

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

     In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income taxes - An interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Tarpon will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings. Tarpon is currently assessing the impact of this Interpretation on Tarpon's financial position and results of operations.

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements". This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value, and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning subsequent to November 15, 2007. The Company will be required to adopt SFAS No. 157 for the first quarter of 2008.

     In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management currently does not expect adoption of SFAS 159 will have a material effect on the Company's financial position or results of operations. The Company plans to adopt SFAS 159 on January 1, 2008.

Reclassification

     Certain amounts in prior periods have een reclassified to conform to the 2006 financial statement presentation.


2.   Financial Position

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained net losses of approximately $20.7 million from its inception on January 16, 2002 through December 31, 2006 and has negative working capital of $9.8 million and is in default of its loan agreements with LaSalle and Laurus, its primary lenders as of December 31, 2006. If the Company is unable to significantly decrease its losses or obtain additional financing, its financial resources will not be adequate to satisfy its operating and capital requirements for the next 12 months.

     Based on its current business plans, the Company believes that it will be able to fund its operating losses, capital expenditures, debt payments and working capital requirements for the next 12 months. The estimated length of time that its cash resources will sustain operations is based on management assumptions. These estimates and assumptions are subject to change as a result of actual experience. The Company may not be able to attain profitability. Failure to generate sufficient revenues, achieve certain other business plan objectives or raise additional funds could have a material adverse effect on the Company's results of operations, cash flows and financial position, including its ability to continue operating as a going concern in the normal course of business.

     Management's plans include continued cost reductions, improved receivables and inventory management, maintaining of margins as steel prices fluctuate, continuing the development of its customers and markets through its sales initiatives and completing the equity raise and restructuring of its debt that it is currently in process.

     There can be no assurance that the Company will be able to achieve its business plan objectives or that it will be able to generate cash flows from its operations. If the Company is unable to generate adequate funds from its operations or raise additional funds it may not be able to repay its existing debt or fund its operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition:

                                            EWCO                Steelbank
                                     -----------------     -------------------
  Current Assets                   $         9,972,486   $           1,805,420
  Property, plant and equipment                573,891                  62,175
  Goodwill                                          --               1,106,279
  Other intangible assets                           --                 410,000
  Other assets                                  75,800                      --
  Current liabilities                      (9,380,408)             (1,727,311)
  Long term liabilities                      (542,279)                      --
                                     -----------------     -------------------
  Net assets acquired              $           699,490   $           1,656,563
                                     =================     ===================

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

                                                         Year ended December 31,
                                                        Pro forma and Unaudited
                                                                 2004
                                                         ----------------------
Net sales                                               $        51,037,000
Net loss before taxes                                           (1,340,000)
Net loss                                                        (1,328,000)
Net loss per common share - basic and diluted                        (1.08)
Weighted average number of common shares outstanding              1,227,300


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

     On November 22, 2006, the Company completed a sale and leaseback of the Haines Road real estate assets with Agellan Investment, Inc., a Canadian real estate developer, which generated gross proceeds of $4,961,000 (Cdn. $5,675,000), from which all three mortgages were retired. The transaction was recorded as a sale with a loss of $179,911 (Cdn. $206,230). The lease was accounted for as an operating lease.

     The following table summarizes the assets acquired in connection with the acquisition of Haines Road converted at the exchange rate in effect at the dates of acquisition:

                                                   Haines Road
                                             -------------------------

  Current assets                         $                  1,183,000
  Property, plant, and equipment                            5,356,000
  Goodwill                                                  2,439,000
  Other intangible assets                                   1,212,000
  Land and buildings                                        4,638,000
                                             -------------------------
Total assets acquired                    $                 14,828,000
                                             =========================

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

                                                                                   Year ended December 31,
                                                                                   Pro forma and Unaudited
                                                                                  2005                    2004
                                                                            ------------------     -------------------
Net sales                                                                $         63,616,000   $          63,202,000
Net income (loss) before taxes                                                    (7,360,000)                 348,000
Net income (loss)                                                                 (7,120,000)                   23000
Net loss per common share - basic and diluted                                          (1.53)                      --
Weighted average number of common shares outstanding                                4,640,130               4,640,130


Midwest Tube Mill, Inc. Agreement

     On August 30, 2005, MTM Acquisition Company ("MTM Acquisition"), a wholly owned subsidiary of Tarpon Industries, formed for the purpose of this acquisition, entered into an Asset Purchase Agreement ("Agreement") with Midwest Tube Mills, Inc. ("Midwest"), a manufacturer of mechanical steel tubing, and certain stockholders of Midwest, for the acquisition of substantially all of Midwest's assets and business (the "Transaction"). In the fourth quarter of 2005, the Company wrote off $192,000 of due diligence costs due to the uncertainty of completing the transaction. On March 28, 2006, the Company informed Midwest that it would terminate the Agreement based on MTM's inability to provide audited financial statements.

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

     The Company conducts impairment tests on an annual basis, but also on an interim basis where impairment indicators arise. Steelbank sales and earnings in 2006 have been below forecasts utilized in the impairment test completed in the fourth quarter 2005, largely due to similar factors mentioned above. As a result, the Company conducted an impairment test as of the quarter ended June 30, 2006 and concluded that the carrying value of goodwill and intangible assets exceeded their fair values, resulting in an additional impairment loss of $3.6 million. The fair value of the Steelbank reporting unit and intangibles was estimated using the expected present value of future cash flows. The Company also concluded that Steelbank's real estate was impaired due to the environmental issues previously mentioned, resulting in an impairment loss of $750,000.

The change in goodwill is as follows:

                                         2006                   2005
                                     -----------------     ------------------
Beginning balance January 1         $       2,808,800   $          1,279,810
Acquisition of Haines Road                         --              2,460,122
Foreign currency impact                       114,907                168,868

Impairment                                (2,923,707)            (1,100,000)

                                     -----------------     ------------------
Ending balance December 31          $              --   $          2,808,800
                                     =================     ==================


     The Company's intangibles assets are valued based on independent appraisal and consist of the following:

                                                                                   Covenant
                                                              Customer              not to
                                                                base                compete               Total
                                                          -----------------     ----------------     -----------------
Balance at January 1, 2005                             $            89,223   $          347,415   $           436,638
Additions                                                        1,212,000                   --             1,212,000
Foreign currency impact                                             59,988                8,585                68,573
Amortization                                                     (158,557)             (71,064)             (229,621)
Impairment charges                                               (794,000)                   --             (794,000)
                                                          -----------------     ----------------     -----------------
Balance at December 31, 2005                                       408,654              284,936               693,590
Additions
Foreign currency impact                                             16,141               11,096                27,237
Amortization                                                      (34,694)             (33,663)              (68,357)

Impairment charges                                               (390,101)            (262,369)             (652,470)
                                                          -----------------     ----------------     -----------------
Balance at December 31, 2006                           $                --   $               --   $                --
                                                          =================     ================     =================


5.   Details of Balance Sheet

     The following sets forth the components of the Company's inventory at December 31 of the respective years:

                     INVENTORIES:             2006                   2005
                                    -------------------     -----------------
        Raw material             $           3,643,846   $         3,548,251
        Work-in-process                        481,858               303,096
        Finished goods                       2,325,008             2,882,126
        Supplies                               308,850               186,165
                                    -------------------     -----------------
        Total                    $           6,759,562   $         6,919,638
                                    ===================     =================

     The following table sets forth the components of the Company's property, plant and equipment at December 31 of the respective years:

                 PROPERTY PLANT AND EQUIPMENT:                               2006                   2005
                                                                       ------------------      ----------------
Machinery and equipment                                             $          5,979,418    $        5,891,036
Building                                                                              --             2,479,175
Leasehold improvements                                                           214,454               437,195
Computer equipment                                                               343,580               285,406
Land                                                                                  --             2,649,939
Transportation equipment                                                          47,035                56,147
Furniture and fixtures                                                            67,742                74,683
Construction in progress                                                              --                80,865
                                                                       ------------------      ----------------
 Total                                                                         6,652,229            11,954,446
Less accumulated depreciation and amortization                               (1,506,437)             (814,746)
                                                                       ------------------      ----------------
 Net property, plant and equipment                                  $          5,145,792    $       11,139,700
                                                                       ==================      ================

     In November 2006 Agellan Investment, Inc., a Canadian real estate developer, reached an agreement with Tarpon to purchase the Haines Road land and building and to lease back the manufacturing site to Steelbank. The closing for the sale was completed on November 22, 2006, resulting in a loss of $179,911 (Cdn. $206,230), classified as Loss on Disposal of Property and Equipment in 2006.

     Each year, the Company reviews its long term assets, other than intangibles for impairment. Upon review, if an asset is deemed to be impaired, management makes the appropriate valuation to write down the asset value to fair market value. In June of 2006, the Company determined that the carrying value of the Steelbank real estate was impaired, due to the environmental issues previously mentioned, resulting in an impairment loss of $750,000 in 2006.

6.   Debt

     The following table sets forth the components of the Company's debt at December 31 of the respective years:

Short Term Debt

                                                                                     2006                2005
                                                                                ---------------     ---------------
      EWCO Revolving Credit Facility                                         $       5,943,115   $       6,016,786
      Steelbank Revolving Credit Facility                                            2,860,533           2,356,418
      First Mortgage on Haines Road Real Estate                                             --           2,971,175
      Bridge loan payable                                                              775,000                  --
                                                                                ---------------     ---------------
      Total                                                                  $       9,578,648   $      11,344,379
                                                                                ===============     ===============

Term Debt, Classified as Current

                                                                                      2006                 2005
                                                                                ---------------      ---------------
         EWCO term loan                                                      $         789,933    $       1,068,733
         Steelbank term loan                                                         1,171,307            1,531,530
         Second mortgage on Haines Road real estate                                         --            1,029,600
         Third mortgage on Haines Road real estate                                          --              429,000
         Convertible debt (less discount of $1,135,570 in 2006
         and $818,980 in 2005)                                                       4,489,430            5,181,020
         Other                                                                          10,301               21,304
                                                                                ---------------      ---------------
         Subtotal                                                                    6,460,971            9,261,187

         Less current portion, of long-term debt                                   (6,458,328)          (9,250,944)

                                                                                ---------------      ---------------
         Long-term portion of long-term debt                                 $           2,643    $          10,243
                                                                                ===============      ===============



     Maturities of long-term debt and capital lease obligations for the years ending December 31 are based on the stated terms of the underlying agreements as follows:

                2007            6,271,848
                2008              641,833
                2009              592,723
                2010               90,138
                             ------------
                Total        $  7,596,542
                             ============

EWCO Credit Facility - Terms and Default

     Eugene Welding Company ("EWCO"), a subsidiary of Tarpon, has a credit facility with LaSalle Bank Midwest, N.A. which includes a revolving credit line up to $9,000,000 with borrowings based upon eligible inventory and receivables and which matures August 31, 2007, and a $1,394,000 term loan amortizable in equal monthly installments of principal over five years ending August 1, 2009. The term loan matures August 31, 2007 in the event the revolving credit line is not renewed. Please see note 14, Subsequent Events, for an explanation of the "Waiver and Fourth Amendment to Loan Agreement and Reafirmation of Guarantee, executed March 30, 2007.

     Both the revolving credit line and term loan are secured by all of the assets of EWCO, approximately $ 15.8 million as of December 31, 2006, and a guarantee by Tarpon. Interest on both loans was at the bank's prime rate plus until October 2, whereupon the rate was increased to prime plus 2-1/2%, following formal notification by the bank of default, citing that (i) EWCO had failed to meet its debt service coverage test on occasion during the period from November 2005 through June 2006, (ii) that Tarpon had breached its subordination agreement for payment on debt due Laurus Master Trust, a junior creditor, while Tarpon's Steelbank subsidiary was in technical default to LaSalle Business Credit, (iii) that EWCO had breached its loan agreement relating to permitted application of proceeds of a $6 million loan from Laurus, and that (iv) EWCO has been unable to pay its obligations as they become due. These circumstances, as well as other events such as the withdrawal of the firm's independent accountants, constituted a material adverse change in the loan collateral and the business condition of the obligor. From October 1, 2006 forward, EWCO's loans will bear interest at a rate of prime plus 2-1/2% (total effective rate of 10.75% at December 31, 2006). LaSalle had agreed to waive any default interest through September 30, 2006. Due to violation of its debt service covenants as well as the Company's going concern qualification, the debt has been classified as a current liability.


Steelbank Credit Facility - Terms and Default

     On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit ("Lender"), a division of ABN AMRO Bank N.V., Canada Branch, which provides for (1) a revolving credit line maturing February 17, 2008 in the maximum principal amount of Cdn. $8,000,000 with borrowings based upon eligible inventory and receivables, and (2) a term loan in the principal amount of Cdn. $2,100,000. Borrowings in Canadian dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 0.75% and 1.25% (9.5% at December 31, 2006). Borrowings in U.S. dollars under the revolving credit facility are at the Lender's U.S. prime rate. The term loan matures March 1, 2010. Principal on the term loan is payable in sixty equal monthly installments of Cdn. $35,000 beginning on April 1, 2005. The term loan bears interest, payable monthly in arrears, at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 0.75% and 1.25%

     Under certain circumstances, Steelbank has the option to convert all or any part of its Canadian or United States borrowings to an interest rate equal to a LIBOR rate plus an applicable margin of between 2.25% and 2.75% or a Banker's Acceptance rate plus an applicable margin of between 2.25% and 2.75% (9.5% on December 31, 2006). Interest on the revolving credit facility is payable monthly in arrears.

     The obligations under the loan agreement are unconditionally guaranteed by Tarpon and are secured by a security interest in substantially all of the assets of Steelbank, approximating $10.5 million, and Tarpon, other than Tarpon's common shares of EWCO. Steelbank's obligations under the Loan Agreement are also secured by a pledge of all the capital stock of Steelbank pursuant to a share pledge agreement between Tarpon and its Lender.

     The loan agreement also requires compliance with several financial covenants including adjusted net worth of at least Cdn. $4,841,765. For quarters ending on or after September 30, 2005, the minimum adjusted net worth of the previous quarter will be increased by 75% of the net income for that quarter (ignoring quarters in which there is a loss), and the required minimum adjusted net worth for purposes of this was $4,864,381. The loan agreement also requires Steelbank to maintain a debt service coverage ratio (generally net income adjusted for depreciation and amortization, non-cash transactions, and capital expenditures divided by the total of all principal payments of long-term debt, capital leases, subordinated debt and all payments in respect of any distribution), of at least 1.25 to 1.00. It also requires Steelbank to maintain interest coverage (generally net income adjusted for interest expense, bank fees and net costs under interest rate contracts, taxes, depreciation and amortization and non-cash items divided by interest expense plus bank fees and net costs under interest rate contracts), of at least 1.50 to 1.00. Steelbank used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of the Haines Road facility and Haines Road real estate, to pay transaction fees and expenses, to refinance Steelbank's full-recourse factoring arrangement and for general working capital purposes of Steelbank.

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


Steelbank Mortgages

     On May 18, 2005, Steelbank purchased the Haines Road real estate assets for $4,638,000 (Cdn. $5,870,000), including closing fees and expenses. Financing for the purchase consisted of approximately $530,000 (Cdn. $670,000) in cash, a one year first mortgage totaling $2,765,000 (Cdn. $3,500,000) due May 15, 2006 and jointly secured by the property and a guarantee from Tarpon payable in equal monthly installments of principal and interest based on a 25 year amortization period and bearing interest at 1.25% above Canadian prime rate (7.25% at September 30, 2005). The property was also financed by a second and third mortgage from the former owner, Bolton, payable August 18, 2006, totaling
$948,000  (Cdn.  $1,200,000)  and $395,000  (Cdn.  $500,000)  respectively  with interest payable monthly at 8% and 10%, respectively, per annum.

     In November 2006 Agellan Investment, Inc., a Canadian real estate developer reached an agreement with Tarpon to purchase the Haines Road land and building and to lease back the manufacturing site to Steelbank. Although all three mortgages were past due, the mortgagors agreed to extensions on their respective due dates for the purpose of enabling Steelbank to sell the property to Agellan. All three mortgages were retired from the sales proceeds at the closing on November 22, 2006.


Convertible Debt

     On December 13, 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus") in connection with the private placement of a convertible term note (the "Note") issued by the Company in the principal amount of $6,000,000 due December 13, 2008 and common stock purchase warrants (the "Warrants"). The Note is collateralized by all present and future assets of Tarpon and its subsidiaries, including the equity interests of EWCO and Steelbank, subject to a subordination agreement between Tarpon ABN AMRO Bank, N.V., Canadian Province and LaSalle Bank, Midwest, N.A. The Note is payable in equal monthly installments of principal totaling $187,500 commencing on April 1, 2006 through the maturity date and bears interest at prime plus 2% (10.25% at December 31, 2006). As part of the Agreement, the monthly payments of principal and interest, under certain conditions, are convertible into shares of the Company's no par value common stock at a fixed conversion price of $3.27 per share. The Warrants provide for the purchase of up to 390,000 shares of common stock at an exercise price of $3.81 until December 13, 2012.

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

     In connection with this financing, the Company recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature inherent in the instrument. Such discounts are being amortized using the effective interest method over the term of the related debt. The conversion feature itself was deemed to be a derivative under FASB Statement No. 133. The Company estimated the fair value of the conversion feature to be $13,000 as of December 31, 2006 and $817,000 as December 31, 2005. The $804,000 decrease in value during the year ended December 31, 2006 is shown as a "Gain from derivatives" within the Statement of Operations. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,685,000, including warrants to purchase up to 300,000 shares of common stock to Joseph Gunnar and Company, a related party, recorded as deferred financing costs and amortized over the life of the note. The 300,000 warrants were valued at approximately $432,000 using the Black-Scholes model using the same assumptions described above, except for a term of five years. The warrants were deemed to be a derivative instrument as they can be put back to the Company, and, therefore the corresponding liability was marked to market and recorded at a fair value of $108,000 as of December 31, 2006 and $366,000 as of December 31, 2005. The $258,000 decrease in fair value during 2006 is included in the overall "Gain from derivatives" within the Statement of Operations. These warrants are exercisable through December 13, 2010 at $3.27 per share. Although the stated interest rate of the convertible note is the prime rate plus 2%, as a result of the aforementioned discounts and fees, the effective interest rate of the Note is approximately 41.8% per annum.

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

     On August 17, 2006, Tarpon reached an agreement with the Laurus fund whereby Tarpon would issue 100,000 shares of Tarpon common stock valued at $190,000 ($1.90 per share) to Laurus in exchange for Laurus amending certain provisions of its loan agreement. In addition, Tarpon agreed to award Laurus an additional 100,000 shares contingent on Tarpon completing a successful equity raise. The agreement provided that the loan agreement would be amended such that an event of default with LaSalle Bank Midwest (LaSalle) and/or LaSalle Business Credit (LaSalle) which is not declared as a default by LaSalle, would not give rise to default interest due to Laurus. Because LaSalle did not declare the Company in default until October 2, 2006, default interest was therefore not due Laurus until the fourth quarter of 2006.

     On February 28, 2007, the Company entered into a debt restructuring agreement with Laurus. Please see note 14, Subsequent Events, for additional information.


Bridge Notes

     On December 7, 2006 Tarpon closed a private placement Bridge Loan offering aggregating $775,000 and netting the Company $562,000 after payment of fees and commissions. The Bridge Loan Notes carry interest at 12% and are repayable from proceeds of a secondary stock offering initiated in January of 2007. In connection with this private placement, 775,000 warrants were issued to the note holders and 96,875 warrants were issued to designees of the placement agent to purchase common stock of Tarpon at an exercise price of $0.80. The Company has estimated the fair value of these warrants to be $333,000 using the Black-Scholes Option Pricing Model with an estimated term of 4.94 years, risk-free interest rate of 4.64%, dividend yield of 0% and volatility of 70%.


7.   Leases

     Facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense was $405,000, $513,000 and $261,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The following is a schedule of annual future minimum lease payments under operating leases with remaining non-cancellable lease terms in excess of one year as of December 31, 2006:

            Year                          Amount
            ----                          ------
            2007                     $        540,411
            2008                              443,033
            2009                              439,510
            2010                              423,483
            2011                              424,627
            Thereafter                      2,317,175
                                        --------------
            Total                    $      4,588,239
                                        ==============


8.   Income Taxes

     There was no income tax expense for the year ended December 31, 2006. In 2005 and in 2004, the Company recorded a benefit of $101,088 and $70,986, respectively. The benefit is due to a refund related to a reduction in prior period tax expense in the United States. As a result of the valuation allowances applied to the net operating losses and other net deferred tax assets, the Company did not report any other net income tax benefits for any of the three years ended December 31, 2006, 2005, and 2004.

     A reconciliation of income taxes computed using the federal statutory rate to the taxes reported in the statements of operations is as follows:

                                                                       Year Ended December 31,
                                                     ------------------------------------------------------------
                                                              2006                 2005                2004
                                                         ----------------     ---------------     ---------------
Net loss before income taxes                          $      (9,992,879)   $     (7,410,578)   $     (2,065,500)
Federal statutory rate                                               34%                 34%                 34%
Tax benefit computed at federal statutory rate               (3,397,579)         (2,519,597)           (702,270)

Effect of nondeductible expense                                   11,594              14,622              14,743
Effect of non taxable income                                          --            (15,507)                  --
Foreign Tax rate differential                                         --                  --             (9,101)
Valuation allowance                                            3,417,485           2,330,922             625,642
Provision for prior years                                       (31,500)              88,472                  --
                                                         ----------------     ---------------     ---------------
Reported income tax benefits                          $               --   $       (101,088)   $        (70,986)
                                                         ================     ===============     ===============


Deferred tax assets and liabilities consist of the following amount as of December 31:

                                                                       Year Ended December 31,
                                                     -------------------------------------------------------------
                                                              2006                 2005                2004
                                                         ----------------     ---------------     ----------------
Net operating loss carry-forwards                    $         5,788,172   $       2,991,162   $        1,083,879
Allowance for doubtful accounts                                   64,344              36,415               22,600
Property and equipment                                         (337,166)            (80,944)               28,501
Deferred compensation                                            141,750             184,936                   --
Intangible assets                                              1,881,863             678,007                   --
Gain on financial instrument                                   (469,837)           (109,480)                   --
Foreign exchange losses (gains)                                (165,375)           (165,375)               63,400
Deferred tax assets                                            6,903,751           3,534,721            1,198,380
Valuation allowance                                          (6,903,751)         (3,535,721)          (1,198,380)
                                                         ----------------     ---------------     ----------------
Net deferred tax asset                               $                --   $              --   $               --
                                                         ================     ===============     ================


     Due to the historical losses incurred by the Company, a full valuation allowance for the net deferred tax assets has been provided. If the Company achieves profitability, these net operating losses may be available to offset future income taxes. The Company's net operating loss carry-forward at December 31, 2006 was approximately $17.0 million, and expires as follows:

     Year                        Amount
     ----                        ------

     2015                $         1,246,400
     2022                            760,400
     2023                            535,800
     2024                          1,338,900
     2025                          4,951,500
     2026                          8,173,200
                              ---------------
                         $        17,006,200
                              ===============


     The components of (loss) before income taxes are as follows:

                                                        Year Ended December 31,
                                     ---------------------------------------------------------------
                                              2006                 2005                  2004
                                         ----------------     ----------------     -----------------
United States                        $       (4,588,765)   $      (4,384,253)   $       (1,798,451)
Foreign                                       (5,404,114          (3,026,325)             (267,049)
                                         ----------------     ----------------     -----------------
                                     $       (9,992,879)   $      (7,410,578)   $       (2,065,500)
                                         ================     ================     =================


The components of income tax (benefit) expense by country are as follows:

                                                         Year Ended December 31,
                                     ---------------------------------------------------------------
                                              2006                 2005                  2004
                                         ----------------     ----------------     -----------------
United States                         $               --   $        (131,079)   $                --
Foreign                                               --               29,992              (70,986)
                                         ----------------     ----------------     -----------------
                                      $               --   $        (101,087)   $          (70,986)
                                         ================     ================     =================


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

                                                                        December 31,
                                                 ------------------------------------------------------------
                                                         2006                2005                 2004
                                                     --------------     ----------------     ----------------
Advisory services and expenses                   $         261,656   $          320,740   $          163,900
Salaries and benefits                                           --                   --              130,177
Success fees                                                    --              200,000              400,000
                                                     --------------     ----------------     ----------------
Total                                            $         261,656   $          520,740              694,077
                                                     ==============     ================     ================


     During 2006, 2005 and 2004, the Company paid the former Chairman of the Board, President and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc. $295,640, $659,629 and $330,163, respectively. In addition, non-cash stock options were granted in an amount valued at $333,300 in 2005.

     As of December 31, 2006, liabilities included $105,485 of advisory fees and expenses, due to Bainbridge Advisors, Inc., classified in accounts payable.

     In February 2006, the board of directors agreed to accelerate the payout of the success fees to Bainbridge Advisors, Inc. The total amount to be paid would not increase, but the total payment term would be reduced from twelve months to five months for the remaining success fee related to the acquisition of Haines Road. The payment of such success fees, earned in 2005, was completed in June of 2006.

     Between January and August 2004, the Company engaged one of its directors to provide consulting services to the Company concerning its operations, general management and business development, at times and places and in an amount determined by mutual agreement. The Company accrued $22,000 in fees for these services including $10,000 payable in common shares at the closing of its initial public offering. The Company subsequently paid $12,000 in cash, with 2,000 common shares issued to this director in February 2005.

     Joseph Gunnar and Company, LLC ("Gunnar") was the lead underwriter in the Company's 2005 initial public offering, and since such time has assisted the Company in various financing transactions. Gunnar customers hold collectively, a significant amount of its common stock. Gunnar is entitled to participate as an outside observer on the Company's board of directors from which it can exercise significant influence over the activities of the Company. For its services for bridge financing in 2004, Gunnar received a cash fee of $200,000 and 100,000 warrants subsequently, increased to 120,890 warrants as a result of certain anti-dilution privileges contained within the Company's warrant agreement. It also received cash payments of $83,500 in 2004. The original warrants had an exercise price of $ 6.25 with a term of 5 years. The revised exercise price was reset to $5.17 as a result of the issuance of additional warrants. The 2004 warrants when issued had a fair market value of $101,966. In exchange for serving as the underwriter for the Company's Initial Public offering (IPO) in 2005, Gunnar received a cash fee of $1,638,750. For its assistance in securing the convertible note financing (Note 6), Gunnar received a cash fee of $600,000 and 300,000 warrants with an exercise price of $3.27 with a fair market value of $432,000. The Gunnar warrants can be put back to the Company, and were deemed to be a derivative instrument and classified as a liability. At December 31, 2006, these warrants were marked to market with a value of $108,000 with gain on the instrument recorded to gain from derivatives. In connection with the bridge financing in December 2006, Gunnar received 96,875 warrants with a fair market value of $33,906 and earned additional fees of $78,500. Gunnar also receives a retainer payable monthly in the amount of $7,500 which expire in December 2007. The following table summarizes the compensation earned by Gunnar:

                                                                        December 31,
                                                 ------------------------------------------------------------
                                                         2006                2005                 2004
                                                     --------------     ----------------     ----------------
Fees and Expenses                                 $        168,500   $          690,000   $          283,500
Initial Public Offering                                         --            1,638,750                   --
Warrant Expense - Gunnar and designees            $         33,906   $          432,000   $          101,966
                                                     --------------     ----------------     ----------------
  Total                                           $        202,406   $        2,760,750   $          385,466
                                                     ==============     ================     ================


10.  Stock Options and Warrants

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

     During 2005, the Company granted options for 441,785 shares, exercisable at $5.50 per share, to consultants, officers, employees and directors of the Company. During 2006, the Company granted options for 110,000 shares, 50,000 issued to James Bradshaw, Chairman and Chief Executive Officer, exercisable at $2.45 per share, 40,000 issued to J. Stanley Baumgartner, former Chiefr Financial Officer, exercisable at $1.75 and 10,000 each issued to new directors Tracy Shellaberger and Gerald Stein, exercisable at $2.60 and $0.88 per share respectively. All options that have been granted under the plan to officers and employees of the Company vest in cumulative annual installments over three years. Options issued to consultants and directors vest immediately upon issuance. No options were granted during 2004 or 2003 and no options have yet been exercised.

Activity under this plan is shown in the following tables:


                                                          2006                                         2005
                                                          ----                                         ----
                                                          Weighted                                   Weighted
                                                          Average       Aggregate                     Average      Aggregate
                                                          Exercise      Intrinsic(1)                 Exercise      Intrinsic (1)
Shares Subject to Option                 Shares            Price          Value        Shares          Price        Value
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of               415,085    $          5.50       --                --    $          --       --
Period
New Grants (based on fair
Value of common stock at                   70,000    $          2.24       --           441,785    $        5.50       --
dates of grant
Exercised                                      --    $            --       --                --    $          --       --
Expired                                        --    $            --       --                --    $          --       --
Forfeited                               (141,895)    $          5.50       --          (26,700)    $        5.50       --
                                       -----------                                   -----------
Outstanding at end of period              343,190    $          4.81       --           415,085     $       5.50       --
Exercisable at end of period              204,397    $          5.09       --           140,000     $       5.50       --

(1) The intrinsic value of a stock option is the amount by which the current market value of our underlying common stock exceeds the exercise price of the option.

     The estimated fair value as of the date options were granted during 2006 presented using the Black Scholes option-pricing model, was as follows:


                                                            2006
                                                        --------------
  Weighted Average Estimated Fair Value Per
   Share of Options Granted During the Period           $        1.08
  Assumptions
   Amortized dividend yield                                     0.00%
   Common Stock price volatility                               70.00%
   Risk free rate of return                                     5.00%
   Expected option term (in years)                                  5


     The following table summarizes information about stock options at December 31, 2006:

                                     OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                        Weighted                                           Weighted           Weighted
                                        Average             Weighted                       Average             Average
 Range of Exercise                     Remaining            Average                       Remaining           Exercise
       Prices            Shares     Contractual Life     Exercise Price     Shares     Contractual Life         Price
--------------------- ------------- ----------------- -- --------------- ------------- ----------------- -- --------------
  $0.88 to $5.50         343,190                8.48  $            4.81       204,397              8.32  $           5.09



     At December 31, 2006, options covering 130,215 shares were available for future grants under the 2004 Plan.

     The following table provides additional information about outstanding warrants categorized by exercise price and fair value at date of grant using the Black-Scholes model:

                                                  Warrants            Expiration         Exercise
Party                                            Outstanding             Date             Price
2004 Gunnar - Bridge Financing                       123,614           12/31/2010    $          1.25
2004 Private Placement                               893,806           12/13/2012    $          2.33
2005 Gunner - IPO                                    243,360           04/05/2009    $          0.98
2005 Gunnar - Laurus
Convertible Note                                     300,000           04/05/2009    $          0.91
2005 Laurus Warrants Associated
with Convertible Note                                390,000           02/17/2010    $          3.08
2006 Bridge Note Holders                             775,000           12/07/2011    $          0.80
2006 Gunnar - Bridge Financing                        96,875           12/07/2011    $          0.80
                                             ----------------
Total                                              2,822,655
                                             ================


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


12.  Employee benefit plans

     EWCO has three separate 401(k) plans. Two of these plans cover union employees who have attained 18 years of age with six months of service. The participants can contribute up to 15% of their compensation. EWCO matches 50% of the employee contributions based on the collective bargaining agreement, not to exceed 5% of compensation. The employer contributions for these two plans were $67,227 and $10,679, respectively, in 2006, $51,564 and $6,815 respectively, in
2005 and $39,644 and $6,924 respectively, in 2004.

     The third 401(k) plan is for employees who are not covered by a collective bargaining agreement, who have attained 18 years of age and who have 1,000 hours and six months of service. The participants can contribute up to 15% of their salary and are eligible for an employer discretionary contribution. EWCO matches 50% of the employee contributions up to 5% of employees' wages. The employer matching contributions were $33,759, $26,151 and $17,797 in 2006, 2005 and 2004, respectively. No discretionary contributions were made in 2006, 2005 or 2004.

     The Company's union employees have a contributory pension plan for which the Company withholds from the employee and remits to the union on their behalf. At the end of December 31, 2006, 2005 and 2004, all withheld amounts had been paid to the union on the employees' behalf.


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

                                                  Year Ended December 31, 2006
                               -------------------------------------------------------------------------

                                        EWCO           Steelbank        Other (A)          Total
                                 ---------------    -------------    --------------   --------------
External revenues               $    53,825,705  $    21,505,203  $             --    $  75,330,908
Inter-segment sales                     697,318          212,324         (909,642)               --
Depreciation and
amortization                            117,687          811,666                --          929,353
Operating profit (loss)               1,478,149      (4,543,976)       (4,750,344)      (7,816,171)
Total assets                         15,774,471       10,469,277       (2,127,564)       24,116,184
Capital expenditures                     36,184          309,535                --          345,719

                                                  Year Ended December 31, 2005
                               -------------------------------------------------------------------------
                                        EWCO
                                        Tube           Steelbank          Other (A)          Total
                                 ---------------    -------------    --------------   --------------
External revenues               $     43,028,462  $       17,822,158  $            --  $ 60,850,620
Inter-segment sales                      578,865                  --        (578,865)            --
Depreciation and
amortization                             109,873             866,926         (37,708)       939,091
Operating profit (loss)              (1,039,283)         (2,706,169)      (3,521,459)   (7,266,911)
Total assets                          14,864,631          20,205,972        3,935,318    39,005,921
Capital expenditures                     170,736             934,733               --     1,105,469

                                                  Year Ended December 31, 2004
                              --------------------------------------------------------------------------
                                        EWCO
                                        Tube           Steelbank          Other (A)          Total
                                 ---------------    -------------    --------------   --------------
External revenues               $     32,354,528  $     5,267,101     $          --    $ 37,621,629
Inter-segment sales                      698,532               --         (698,532)              --
Depreciation and
amortization                              84,190           19,091            37,708         140,989
Operating profit (loss)                  569,079          152,560         (908,784)       (187,145)
Total assets                          15,544,384        4,782,327         1,381,082      21,707,793
Capital expenditures                     110,034            8,694                --         118,728


(A) Other represents information for the Company's parent company, Tarpon which is not allocated into the operating segments.

     Revenues by country for the year ended December 31 are as follows:

                                                2006                  2005                 2004
United States                          $        60,229,000   $        49,732,000   $       32,484,000
Canada                                          15,102,000            11,119,000            5,138,000
                                          -----------------     -----------------     ----------------
Totals                                 $        75,331,000   $        60,851,000   $       37,622,000
                                          =================     =================     ================

     Long-lived assets by geographic region as of December 31 are as follows:

                                                2006                  2005                  2004
United States (EWCO)                   $           463,000   $           629,000   $          568,000
Canada                                           4,682,000            14,013,000            1,821,000
                                          -----------------     -----------------     ----------------
Totals                                 $         5,145,000   $        14,642,000   $        2,389,000
                                          =================     =================     ================

     Revenues by geographic area were determined based on origin of sale. Geographic data on long-lived assets is based on physical location of those assets.


14.  Subsequent Events

     On February 28, 2007, the Company entered into a debt restructuring agreement with Laurus, amended on March 20, 2007, whereby the Company would make payments of interest and principal in arrears from the anticipated proceeds of three separate equity financing transactions scheduled during the period starting January 25 and ending not later than August 1, 2007. The agreement calls for payments to Laurus during this period of $125,000 toward interest in "Raise 1" (completed March 23, 2007), $125,000 toward interest and $250,000 toward principal in "Raise 2", scheduled to occur not later than May 1 and 33% of gross proceeds, which are estimated at $4 million, in "Raise 3", scheduled to occur not later than August 1, 2007. Immediately after the completion of Raise 2, Laurus will waive all existing defaults, as well as default fees and default interest accrued on the note. Upon the consummation of Raise 3, Laurus will extend the maturity of the Convertible Note for three years, reset the principal payments to a five year amortization schedule, amend the default interest rate to 12% per annum and reset the equity blocker to 9.99%. If, however, a minimum of $1.7 million is not paid down on the principal by December 31, 2007, an amount equal to the default charges waived after Raise 2 will be added to the principal amount of the Convertible Note on January 1, 2008.

     On March 30, 2007, the Company executed a "Waiver and Fourth Amendment to Loan Agreement and Reaffirmation of Guaranty" with LaSalle Bank Midwest N.A., Eugene Welding Company's lender. The agreement (1) waives all existing events of default and amends the Loan Agreement to adjust the interest rate to the prime rate plus 1.5% immediately following the completion of Raise 3 and then subject to a grid structure on July 1, 2008, which permits further rate reductions tied to debt service coverage and excess availability and (2) establishes new financial covenants for Tangible Net Worth and EBITDA, with a Debt Service Coverage covenant to become effective for the calendar quarter ending March 31, 2008.

     The Company began an equity financing during the first quarter of 2007, with an initial closing occurring in January of 2007 raising gross proceeds of $602,000 and netting $565,000 to the Company. Raise 1, as noted previously, was completed on March 23, 2007, grossing $1.9 million and netting $582,000 to the Company after the repayment of bridge notes, dated December 7, 2006, and the scheduled payment to Laurus. Raise 2 is scheduled to occur no later than May 1, 2007 and Raise 3 is scheduled to occur no later than August 1, 2007.


15.  QUARTERLY INFORMATION (unaudited)

     The following is a summary of Tarpon's quarterly operating results for the year ended December 31, 2006, 2005 and 2004:

Year Ending December 31, 2006

                                                                                Quarter
                                                          First            Second            Third           Fourth
                                                                 (in thousands, except per share data)
Net sales........................................   $       17,050   $        21,485   $       19,995   $      16,801
Gross profit.....................................            1,302             1,463            1,824           1,212
Net income (loss)................................          (2,855)           (5,688)             (447)       (1,1030)*
Net income (loss) per common share
- basic and diluted..............................           (0.62)            (1.22)            (0.09)          (0.20)

     *The fourth quarter includes two significant adjustments that affect prior quarters as follows:

     o The reversal of default interest in the amount of $337,500

     o The correction of the amortization of deferred finance costs in the amount of $828,639


Year Ended December 31, 2005
                                                                                Quarter
                                                          First           Second            Third            Fourth
                                                                 (in thousands, except per share data)
Net sales........................................   $       14,018   $       15,086   $        15,341   $      16,406
Gross profit.....................................              784              894             1,258           2,014
Nit (loss).......................................          (1,610)          (1,468)           (1,413)         (2,819)
Net (loss) per common share
- basic and diluted..............................   $       (0.57)   $       (0.32)   $        (0.30)   $      (0.61)


Year Ended December 31, 2004
                                                                                 Quarter
                                                          First           Second            Third            Fourth
                                                                  (in thousands, except per share data)
Net sales.........................................   $          --   $       11,993   $        12,959   $      12,670
Gross profit......................................              --            1,502             1,453             795
Net (loss)........................................           (165)            (213)             (591)         (1,026)
Net (loss) per common share
- basic and diluted...............................   $      (0.14)   $       (0.17)   $        (0.48)   $      (0.83)


     The Company acquired EWCO and Steelbank in the second quarter of 2004. The Company acquired Haines Road in the first quarter of 2005.

                               EUGENE WELDING CO.

                                 BALANCE SHEETS

                                                                                            March 31,         December 31,
                                                                                              2004                2003
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents............................................................  $         431,739  $         269,555
Accounts receivable (less allowance for doubtful
accounts of $ at March 31, $ at December 31,
and $ at December 31,................................................................          4,868,290          3,847,022
Inventories .........................................................................          4,370,151          5,117,905
Prepaid expenses ....................................................................            142,705            249,038
                                                                                         ----------------    ---------------
Total current assets ................................................................          9,812,885          9,483,520
Property, plant equipment - Net......................................................            910,989            937,926
OTHER ASSETS:
Note receivable - other .............................................................             45,607             45,607
Deferred tax asset ..................................................................             75,800                 --
                                                                                         ----------------    ---------------
Total other assets ..................................................................            121,407             45,607
                                                                                         ----------------    ---------------
TOTAL ASSETS ........................................................................  $      10,845,281  $      10,467,053
                                                                                         ================    ===============
                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
Note payable - bank..................................................................  $       4,035,485  $       4,065,315
Accounts payable ....................................................................          3,507,750          3,958,350
Accounts payable - inter-Company ....................................................            143,677                 --
Distributions payable ...............................................................                 --             19,616
Accrued expenses ....................................................................            678,079            436,512
Income taxes payable.................................................................            135,713                 --
Current maturities on long-term debt ................................................            209,704            240,487
                                                                                         ----------------    ---------------
Total current liabilities ...........................................................  $       8,710,408  $       8,720,280

LONG-DEBT, LESS CURRENT MATURITIES:..................................................            486,179            534,528
COMMITMENTS AND CONTINGENCIES DEFERRED
INCOME TAXES: .......................................................................             56,100                 --
SHAREHOLDER'S EQUITY:................................................................
Common shares: par value $ per share; authorized,
Shares; issued and outstanding,  shares at March 31,
200? and shares at December 31, 200? And 200?........................................                400                400
Shareholder note receivable .........................................................        (2,933,144)        (2,933,144)
Retained earnings ...................................................................          4,525,338          4,144,989
                                                                                         ----------------    ---------------
Total shareholder's equity ..........................................................          1,592,594          1,212,245
                                                                                         ----------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY...........................................  $      10,845,281  $      10,467,053
                                                                                         ================    ===============


     The accompanying notes are an integral part of the financial statements

                               EUGENE WELDING CO.

                            STATEMENTS OF OPERATIONS

                                                                                  Three
                                                                                  Months
                                                                                  Ended
                                                                                March 31,
                                                                                   2004
REVENUES:
Sales................................................................    $          10,606,365
Less discounts allowed................................................                  57,584
                                                                            -------------------
Net revenues.........................................................               10,548,781
COST OF GOODS SOLD:
Materials............................................................                5,937,979
Direct labor.........................................................                  713,215
Manufacturing overhead...............................................                2,485,814
                                                                            -------------------
Total cost of goods sold.............................................                9,137,008
Gross profit.........................................................                1,411,773
OTHER OPERATING EXPENSES:
Selling, general and administrative expenses.........................                  814,027
Depreciation and amortization........................................                   35,445
Loss on disposal of property and equipment...........................                       --
                                                                            -------------------
Total operating expenses.............................................                  849,472
                                                                            -------------------
OPERATING INCOME (LOSS):.............................................                  562,301
OTHER INCOME (EXPENSE)
Miscellaneous income/(expense).......................................                 (14,549)
Interest expense .....................................................                (51,390)
Interest and dividend income .........................................                      --
Total other income (expense) .........................................                (65,939)
INCOME (LOSS) BEFORE INCOME TAXES:....................................                 496,362
PROVISION FOR INCOME TAXES:
Income tax expense...................................................                  135,713
Deferred income taxes................................................                 (19,700)
                                                                            -------------------
Provision for income taxes...........................................                  116,013
                                                                            -------------------
NET INCOME (LOSS)....................................................    $             380,349
                                                                            ===================


     The accompanying notes are an integral part of the financial statements

                               EUGENE WELDING CO.

                              SHAREHOLDER'S EQUITY

                                           Number
                                             Of                                            Shareholder             Total
                                           Common         Common          Retained            Note             Shareholder's
                                           Shares         Shares          Earnings         Receivable             Equity
Balance at January 1, 2003.............           40    $       400  $     5,493,673  $      (2,933,144)  $          2,560,929
Net loss...............................                                  (1,260,154)                               (1,260,154)
Shareholder distributions..............                                     (88,530)                                  (88,530)
                                         ------------   ------------    -------------    ----------------    ------------------
Balance at  December 31, 2003..........           40            400        4,144,989         (2,933,144)             1,212,245
Net income.............................                                      380,349                                   380,349
                                         ------------   ------------    -------------    ----------------    ------------------
Balance at March 31, 2004..............           40    $       400  $     4,525,338  $      (2,933,144)  $          1,592,594
                                         ============   ============    =============    ================    ==================


     The accompanying notes are an integral part of the financial statements

                               EUGENE WELDING CO.

                             STATEMENT OF CASH FLOWS
                                                                                         Three
                                                                                         Months
                                                                                         Ended
                                                                                        March 31,
                                                                                          2004
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).........................................................     $             380,349  $
Adjustments to reconcile net income (loss) to net cash
 Provided by (used in) operations:.........................................
Depreciation and amortization..............................................                    35,445
Loss on disposals of property and equipment................................                        --
Deferred income taxes......................................................                  (19,700)
Changes in assets and liabilities:
Accounts receivable (increase) decrease....................................               (1,021,268)
Inventory (increase) decrease..............................................                   747,753
Prepaid expenses (increase) decrease.......................................                   106,332
Note receivable - other (increase).........................................                        --
Refundable taxes increase (decrease).......................................                        --
Distributions payable (decrease)...........................................                  (19,616)
 Accounts payable and accrued expenses
  increase (decrease)......................................................                  (65,354)
Accrued income taxes increase..............................................                   135,713
                                                                                   -------------------
Cash provided by (used in) operations......................................     $             279,654  $
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment........................................                   (8,506)
                                                                                   -------------------
 Net cash used in investing activities.....................................                   (8,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (repayments) borrowings under lines of credit.........................                  (29,830)
 Proceeds from long-term debt..............................................                    13,057
 Principal payments on long-term debt......................................                  (92,191)
 Shareholder distributions.................................................                        --
                                                                                    -------------------
 Cash provided by (used for) financing activities..........................                 (108,964)
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS...........................................................                   162,184
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD........................................................                   269,555
                                                                                   -------------------
CASH AND CASH EQUIVALENTS
END OF PERIOD..............................................................     $             431,739  $
                                                                                   ===================
Supplemental Cash Flow Information:
 Non-cash transaction - Note Receivable
  Shareholder..............................................................     $                  --  $
                                                                                   ===================
Cash paid during the period for interest...................................     $              51,390  $
                                                                                   ===================
Non-cash exchange of note for receivable...................................     $                  --  $
                                                                                   ===================

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

Inventories

     Inventories are valued at the lower of cost or market value, with cost being determined on the average cost method. Major classes of inventory consist of the following:

                                          March 31
                                           2004
                                   -------------------
   Raw materials..............  $           2,346,152
   Work in process............                617,766
   Finished goods.............              1,303,331
   Supplies...................                102,902
                                   -------------------
   Total......................  $           4,370,151
                                   ===================

     Property and Equipment

     Property and equipment are stated at cost. The principal categories of property, plant and equipment are as follows:

                                                                March 31,
                                                                  2004
                                                            ------------------
                                                               (unaudited)
Machinery and equipment...............................  $           5,888,928
Leasehold improvements................................                856,348
Computer equipment....................................                775,619
Transportation equipment..............................                588,482
Furniture and fixtures................................                115,126
                                                            ------------------
  Total...............................................              8,224,503
Less accumulated depreciation and amortization........              7,313,514
                                                            ------------------
Net property, plant and equipment                       $             910,989
                                                            ==================


     The Company's policy is to compute depreciation and amortization for financial statement purposes using straight-line and accelerated methods over the following estimated useful lives:

     Machinery and equipment                          5 - 10 years
     Leasehold improvements                           life of lease
     Computer equipment                               3 - 7 years
     Transportation equipment                         5 years
     Furniture and fixtures                           5 - 7 years


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

                               EUGUNE WELDING CO.


6. Long-Term Debt

                                                                                      March 31,
                                                                                         2004
                                                                                     -------------
A financing arrangement with a finance Company,
  payable in monthly installments of $17,165,
  including finance charges of 5.995%,
  through February 2004.........................................................    $            --
A capital lease payable in monthly installments
  of $3,586, including financial costs at 7.38%
  through April 2003............................................................                 --
A capital lease payable in monthly installments of
  $5,062, including finance costs at 6.64%,
  through April 2003............................................................                 --
A capital lease payable in monthly installments
  of $3,562, including finance costs at 7.38%,
  through April 2004............................................................              3,562
A capital lease payable in monthly installments
  of $219, including finance costs at 14.04%,
  through August 2006...........................................................              5,352
A capital lease payable in monthly installments
  of $199, including finance costs at 10.71%,
  through November 2006.........................................................              5,510
An installment note payable to a transportation
  Company in monthly installments of $1,000,
  bearing no interest, through April 2005.......................................             13,057
An installment note payable to a bank in monthly installments of $15,214, plus interest at 4.5% and 4.25% at March 31,
  2004 and December 31, 2003, respectively, through August 2007.
  This note is secured by all assets of the Company and was
  further supported by the individual guarantee of the
  Company's stockholder until April 2004. In aggregate, the total obligation of the guarantor is not to exceed $912,846. This note is cross liened and cross Defaulted with the Company's
  revolving credit facility (see Note 5)........................................            638,992
A secured equipment note payable to a bank in monthly
  installments of  $668, including interest at 5.24%,
  through April 2008............................................................             29,410
                                                                                      -------------
   Total......... ..............................................................    $       695,883
Less current portion............................................................            209,704
                                                                                       -------------
Long-term portion...............................................................    $       486,179
                                                                                       =============

                               EUGENE WELDING CO.

Maturities of long-term debt for the three months ending March 31, 2004 are as follows:

          2005........................... $ 209,704
          2006...........................   193,953
          2007...........................   192,517
          2008...........................    99,044
          2009...........................       665
                                          ---------------
                                          $ 695,883
                                          ===============


7.   Income Taxes

     EWCO was an S corporation until December 31, 2003. As such did not record a provision for current or deferred income taxes. As a result of its change to a C corporation, it is now subject to income taxes on its taxable income, had no deferred tax assets, liabilities or operating loss carry-forwards before January 01, 2004.

Income tax expense includes the following:


                                                         March 31, 2004
                                                    ------------------------
Current federal income tax expense              $                   135,713
Deferred federal income tax expense                                (19,700)
                                                    ------------------------
Total income tax expense                        $                   116,013
                                                    ========================


Deferred tax asset and (liabilities) consist of the following:

     Deferred tax assets (liabilities) consist of the following:

                                                         March 31, 2004
                                                   ------------------------
Property and equipment........................  $                 (56,100)
Accounts receivable and other.................                      75,800
                                                   ------------------------
Net deferred tax assets.......................                      19,700
Valuation allowance...........................                          --
                                                   ------------------------
Net deferred tax asset........................  $                   19,700
                                                   ========================

                               EUGENE WELDING CO.

     A reconciliation of actual federal income tax expense to the expected amounts computed by applying the statutory tax rate percent to earnings before income taxes is as follows:

                                                            Three Months Ended
                                                              March 31, 2004
                                                       ------------------------
Net income (loss) before income taxes...........    $                  496,362
Federal statutory rate..........................                           34%
                                                       ------------------------
Tax computed at federal statutory rate..........                       168,763
Increase or decrease in taxes from:
Effect of conversion to C corporation status....                      (52,750)
                                                       ------------------------
Reported income taxes...........................    $                  116,013
                                                       ========================


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

            Year Ended December 31,
         ----------------------------------------

          2004............................. $  223,343
          2005.............................    293,191
          2006.............................    234,659
          2007.............................     16,548
          2008.............................     11,658
          2009.............................      5,829
                                            ---------------
                                            $  785,228
                                            ===============


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

     The third 401(k) plan is for employees who are not covered by a collective bargaining agreement, who have attained 18 years of age, and who have 1,000 hours and six months of service. The participants can contribute up to 15% of their salary and are eligible for an employer discretionary contribution. The Company matches the employee contributions 50% up to 5% of employees' wages. The employer matching contributions for the three months ended March 31, 2004 and the year ended December 31, 2003, 2002, and 2001, were $5,703, $26,912, and
$31,102 respectively.

10.  Product Sales

     Products sold to external customers were as follows for the three months ended March 31, 2004, and the years ended December 31, 2003, 2002, and 2001.

                                                      Three Months              Year Ended
                                                     Ended March 31            December 31,
                                                          2004                     2003
                                                  ---------------------     -------------------
Manufactured by us:
Structural Steel Tubing.....................  $              4,916,144   $          12,418,466
Mechanical Steel Tubing.....................                   304,877                 628,043
Steel Storage Rack Systems..................                 5,318,567              13,372,884
                                                  ---------------------     -------------------
Total.......................................  $             10,539,588   $          26,419,393
                                                  =====================     ===================
Manufactured by others:
Mechanical Steel Tubing.....................  $                  9,193   $              22,278
                                                  =====================     ===================


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In October of 2006, Grant Thorton LLP, our previous independent registered accounting firm, resigned as our auditors. On October 31, 2006, we announced the appointment of Rehmann Robson, a division of The Rehmann Group, LLC as our independent registered accounting firm.


ITEM 9A. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on their evaluation and review, our principal executive and principal financial officers have concluded that these controls and procedures, as designed and implemented, are not operating effectively. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we hired additional staff, which will help improve our internal controls over financial reporting.

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

     Our former Independent Registered Public Accounting Firm identified a variety of material weaknesses in our internal controls over financial reporting. These material weaknesses stem in significant part from the acquisition policy which we are following in which private, unrelated companies are being combined. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses are as follows:

A. A lack of formalized accounting policies and procedures, including written procedures for monthly, quarterly and annual closing of financial books and records.
B. A lack of common systems or a common chart of accounts an use of spreadsheets to perform consolidations, which resulted in errors.
C. Insufficient resources or knowledge to adequately complete the process of documenting, testing, and evaluating our internal controls over financial reporting as required by the Sarbanes-Oxley Act.
D. Insufficient process to ensure financial statements adequately disclose information required by Generally Accepted Accounting Principles (GAAP).
E. Account reconciliations and supporting documentation not prepared on a timely basis.
F. Duties and control activities within the finance function have not been appropriately segregated.
G. The Company does not have a formal process to ensure that appropriate system access is granted.
H. A lack of adequate process to identify and ensure that non-standard journal entries are subject to an appropriate level of review.
I. The Company's invoicing system relies on certain manual controls which may not be sufficient to minimize the risk of incorrect revenue recognition.
J.   Insufficient process to ensure that all required SEC filings are made.
K. A lack of controls over the authorization, issuance and recording of equity transactions and an overall lack of knowledge of stock-based compensation accounting initially resulting in errors in the recording of expense, which were corrected in the audit process.
L. Insufficient familiarity with historical accounting entries as a result of continued turnover in key positions within the accounting department.
M.   A lack of periodic reviews over account reconciliations.

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

     As a public Company, we have significant requirements for enhanced financial reporting and internal controls. We are taking steps to unify the financial reporting of all of our component companies, to increase our accounting and information technology staff and to put in place internal controls concerning accounting entries and adjustments, with full documentation, which are responsive to issues raised by our independent auditors, and, as of this time, we have made progress on these points We have hired additional staff and are in the initial planning phase of upgrading our information technology systems. We expect these steps to be completed by December 31, 2007, but it is possible that they might not be completed by then.

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


ITEM 9B. OTHER INFORMATION

     None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of our directors and executive officers and the positions they hold with us as of April 2, 2007:

  Name                       Age    Position
  James W. Bradshaw          55     Chief Executive Officer, Chairman of
                                    the Board of Directors (Class I), Secretary
  Patrick J. Hook            40     President, Chief Operating Officer
  Michael A. Ard             49     Director (Class III)
  Tracy L. Shellabarger      49     Director (Class III)
  Gerald Stein               77     Director (Class II)

     James W. Bradshaw. Mr. Bradshaw joined us in 2005 as Vice President of Mechanical Tubing, based at Steelbank and became Chief Executive Officer in April 2006. Prior to joining us, Mr. Bradshaw was a consultant with Greybrooke & Associates, Inc. From 2002 to 2003, he was President and General Manager for International Technical Coating, Inc., a steel wire manufacturing company with 130 employees and customers including Home Depot and Lowes. From 1992 to 1997, Mr. Bradshaw was President and Chief Operating Officer of American Tube and Pipe, a $120 million steel pipe and tubing company which was purchased by Tyco International Ltd. in 1997. Earlier in his career, he served as General Manager for Wheatland Tube Company, and President of Reeves Southeastern Corporation.

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

     Tracy L. Shellabarger. Mr. Shellabarger joined our Board of Directors as a Class III director in January 2006. From 1994 to 2004, Mr. Shellabarger served as Chief Financial Officer for Steel Dynamics, Inc., a publicly traded steel manufacturer. During his tenure at Steel Dynamics, Mr. Shellabarger led its finance, accounting, tax, insurance, and legal efforts, spearheading the initial public offering and driving sales to more than $2 billion. Prior to his role with Steel Dynamics, from 1987 to 2004, Mr. Shellabarger served as Controller of a division of Nucor Corporation, a Fortune 400 steel manufacturer. He also spent more than seven years with former "Big 8" accounting firm Touche Ross & Company as a tax manager. Mr. Shellabarger earned a Bachelor of Science Degree in Accounting from the University of North Carolina, Chapel Hill, and is a certified public accountant (CPA) and member of the AICPA.

     Gerald Stein. Mr. Stein joined our Board as a Class II director on October 2006. Mr. Stein began his professional career at Motorola, where he planned and established a worldwide distribution and manufacturing organization for the company's 2-way radio communications product line. His responsibilities included international market development, licensing and product development and joint venture start-up programs. Subsequently, as Senior Vice President of Allied Tube & Conduit, a $750 million manufacturer of mechanical tubing, he created a fence and fire protection sprinkler division. In addition, he built an international organization, created and developed unique products--particularly in the defense industry, and initiated lobbying efforts to bring about government control of steel imports. He was instrumental in the sale of the company to Tyco Industries in 1986. Currently, Mr. Stein is president of Marketing Business Implementers, Inc. a Chicago based company he founded in 1989. That company performs business evaluations and develops marketing strategies for manufacturers and distributors of industrial steel products. Gerald Stein is not related to Stephan Stein, the Chief Operating officer of the Placement Agent.

     Messrs. Ard, Shellabarger and Stein are the sole members of our Audit, Compensation and Nominating Committees.

     Effective December 1, 2006, the Company retained Riscica Associates, Inc., a financial and strategic consulting firm, as its financial advisor to support the Company in certain of the functions normally performed by a chief financial officer pending the hiring by the Company of a new Chief Financial Officer. The Riscica Associates, Inc. work is led by Robert J. Riscica, a Managing Director, and supported by Kenneth C. Riscica, its Chief Executive Officer.


Meetings and Committees of the Board of Directors

     During the year ended December 31, 2006, our Board of Directors held 12 meetings. Our board of directors has determined that Mr. Ard, Mr. Shellabarger, who was elected a director on February 6, 2006, and Mr. Stein, who was elected as a director on October 12, 2006, are independent as independence is defined in the American Stock Exchange's listing standards.


Audit Committee

     Our Board of Directors has established a separately-designated, standing Audit Committee that consists of three directors and is established for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. Mr. Ard, Mr. Shellabarger and Mr. Stein are the current members of this committee.

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

During the year ended December 31, 2006, our Audit Committee held six meetings.

Audit Committee Financial Expert

     Our Board of Directors has determined that Tracy L. Shellabarger, who serves on our Audit Committee, is a financial expert and meets the criteria for independence, as described in the Securities and Exchange Act of 1934, as amended.

Compensation Committee

     Our Board of Directors has a standing Compensation Committee which consists of three directors. Mr. Ard, Mr. Stein and Mr. Shellabarger are the current members of this committee. Each of Mr. Stein, Mr. Ard and Mr. Shellabarger are "independent" as such term is defined in the American Stock Exchange's listing standards, as those standards have been modified or supplemented. The Compensation Committee makes recommendations to the Board of Directors with respect to compensation arrangements and plans for our senior management, officers and directors, and administers our 2005 Stock Option Plan. During the year ended December 31, 2006, the Compensation Committee held no meetings.

Nominating Committee

     Our Board of Directors has a standing Nominating Committee which consists of three directors. Mr. Ard, Mr. Stein and Mr. Shellabarger are the current members of this committee. The Nominating Committee identifies individuals to become Board members and selects, or recommends for the Board's selection, director nominees to be presented for shareholder approval at the annual meeting of shareholders or to fill any vacancies. During the year ended December 31, 2006, the Nominating Committee held no meetings.

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


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

     The following discussion and analysis of compensation arrangements of our named executive officers for 2006 should be read together with the compensation tables and related disclosures set forth below.

     The primary objectives of our board of directors with respect to executive compensation are to attract and retain the best possible executive talent, to tie annual and long-term cash and stock incentives to achievement of measurable corporate and individual performance objectives, to be affordable within the context of our operating expense model, to be fairly and equitably administered and to reflect our values. Overall, the total compensation opportunity is intended to create an executive compensation program that is based on comparable public companies and any other considerations that we deem to be relevant.

Compensation Components

     Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be in the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy. Base salaries are reviewed by our compensation committee annually, and take into account individual responsibilities, performance and experience.

     Annual Bonus. In addition to base salaries, we believe performance-based cash bonuses are important in providing incentives to achieve corporate goals. Cash bonuses are intended to reward individual performance during the year and can therefore be highly variable from year to year. The goals for our executive officers are communicated to them after being determined by our board of directors. In 2007, the goals will be established by the compensation committee. Our compensation committee has not yet determined the corporate performance goals it will apply in determining our executive officers' bonuses for 2007.

     Long-Term Incentive Program. We believe that long-term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through our grants of stock-based awards. Our long-term equity incentive compensation is currently exclusively in the form of stock options to acquire our common stock, issued in conjunction with our Amended and Restated 2004 Stock Option Plan (the "Stock Option Plan"). Our equity incentive plan was established to provide our employees, including our executive officers, with incentives to help align those employees' incentives with the interests of our stockholders. We have granted awards to our employees primarily through our Stock Option Plan. In 2006, certain of our named executive officers were granted options pursuant to our Stock Option Plan in the amounts indicated in the section below entitled "Grants of Plan Based Awards."

     In the past, our practice has been to review annually equity awards to existing employees, including our executive officers, and make additional awards if appropriate. With respect to newly hired employees, including executive officers, we typically grant options upon the commencement of employment or at the first meeting of the board of directors following such employee's hire date. Like our other pay components, we intend that the annual aggregate value of these awards will be set in line with that of comparable companies.

     In 2006, we granted options to purchase a total of 90,000 shares as follows: 50,000 to James W. Bradshaw, our Chief Executive Officer and 40,000 to
J. Stanley Baumgartner, our former Chief Financial Officer. Our board of directors does not apply a rigid formula in allocating stock options to executive officers as a group or to any particular executive officer. Instead, our board of directors exercises its judgment and discretion and considers, among other things, the role and responsibility of the executive officer, competitive factors, the amount of stock-based equity compensation already held by the executive officer, the non-equity compensation received by the executive officer and the total number of options to be granted to all participants during the year. The number of stock options granted to each named executive officer is set forth in the "Grants of Plan-Based Awards Table." The value of such grants, as determined in accordance with FAS 123(R) for each individual named executive officer is set forth in the column "Option Awards" in the "Summary Compensation Table."

     We do not have specific share retention and ownership guidelines for our executive officers.

     Stock Appreciation Rights. To date no stock appreciation rights have been awarded to any of our executive officers. However, our compensation committee, in its discretion, may in the future elect to make such grants to our executive officers if it deems it advisable.

     Restricted Stock Grants or Awards. We did not grant restricted stock or restricted stock awards to any of our executive officers in the year ended December 31, 2006. However, our compensation committee, in its discretion, may in the future elect to make such grants to our executive officers if it deems it advisable.

     Other Compensation. All of our executive officers may participate in our health programs, such as medical and dental coverage, and our 401(k) programs.

     The compensation committee, which is comprised solely of "outside directors" as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to adopt plans or programs providing for additional benefits if the compensation committee determines that doing so is in our best interests.

     Stock Ownership Guidelines. We have not currently adopted stock ownership guidelines. We may implement guidelines regarding the issuance of new stock option awards in the future in order to assure that our officers are appropriately incentivized.

Equity Incentive Plan

     Amended and Restated 2004 Stock Option Plan

     Our board of directors adopted the Stock Option Plan, which was amended and restated in 2007 and approved by our shareholders at a meeting held on February 12, 2007.

     Awards. The Stock Option Plan provides for the grant of incentive stock options and non-qualified stock options (collectively, "stock awards"), all of which may be granted to employees (including officers), directors, and consultants; provided, however, that incentive stock options may only be granted to employees.

     Share Reserve. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under the Stock Option Plan (including incentive stock options) is 1,000,000 shares.

     Administration. Subject to the terms of the Stock Option Plan, our compensation committee determines recipients, dates of grant, the numbers and types of stock awards to be granted, and the terms and conditions of the stock awards, including the period of their exercisability and vesting. Subject to the limitations set forth below, the compensation committee will also determine the exercise price of stock options granted.

     Stock Options. Incentive and non-qualified stock options are granted pursuant to incentive and non-qualified stock option agreements adopted by the compensation committee. The compensation committee determines the exercise price for a stock option, within the terms and conditions of the Stock Option Plan, provided that the exercise price of an incentive stock option cannot be less than 100% of the fair market value of our common stock on the date of grant and the exercise price of a non-qualified stock option cannot be less than 85% of the fair market value of our common stock on the date of grant. All stock options granted under the Stock Option Plan vest at the rate specified by the compensation committee.

     The compensation committee determines the term of stock options granted under the Stock Option Plan, up to a maximum of ten years (except in the case of incentive stock options granted to any person who, at the time of grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our affiliates, in which case the term of the incentive stock option must not exceed five years). Unless the terms of an optionee's stock option agreement provide otherwise, if an optionee's relationship with us, or any of our affiliates, ceases for any reason other than disability or death or for cause, the optionee may exercise any vested stock options for a period of three months following the cessation of service. If an optionee's service relationship with us, or any of our affiliates, ceases due to disability or death, the optionee or a beneficiary may exercise any vested options for a period of 12 months from the date of death or disability. In no event, however, may a stock option be exercised beyond the expiration of its term.

     Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the compensation committee and may include (a) cash or check, (b) the tender of common stock previously owned by the optionee, and (c) other legal consideration approved by the plan administrator.

     Unless the compensation committee provides otherwise, stock options generally are not transferable except by will or the laws of descent and distribution, and in the case of non-qualified stock options, pursuant to certain trusts or by gift to certain family members.

     Changes to Capital Structure. In the event that there is a change in our capital structure, such as a stock split, appropriate adjustments will be made to (i) the number of shares reserved under the Stock Option Plan, (ii) the maximum number of options that can be granted in a fiscal year, and (iii) the number of shares and exercise price, if applicable, of all outstanding stock awards.

401(k) Plan

     We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides that each participant may contribute up to 15% of his or her pre-tax compensation, up to the statutory limit, which is $15,500 for calendar year 2007. Participants that are 50 years or older can also make "catch-up" contributions, which in calendar year 2007 may be up to an additional $5,000 above the statutory limit.

     Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions, when contributed. We do not make matching contributions. Participant contributions are held and invested by the plan's trustee.

Summary Compensation Table

     The following table sets forth information regarding compensation earned by our Chief Executive Officer, our Chief Financial Officer and certain other executive officers during the year ended December 31, 2006:


                                                                                        Non-Equity    Change
                                                                                        Incentive     in        All Other
                                                                  Stock       Option    Plan Compen-  Pension   Compen-
   Name and Principal Position      Year      Salary      Bonus   Awards      Awards    sation        Value     sation      Total
------------------------------------------------------------------------------------------------------------------------------------
James W. Bradshaw, Chief            2006        183,077          0
Executive Officer (1)

Patrick J. Hook, President          2006        204,231

                                    2005        186,798     30,331              121,200                              404

J. Peter Farquhar, Former           2006        202,634          0                    0                                0
Chairman  of  the  Board,   Chief
Executive Officer and Secretary     2005        224,122          -              181,800                         5,457(6)
(until  February 2005) President
(2)                                 2004         21,333          0                    0                        22,000(6)

J. Stanley Baumgartner, Jr.,        2006         91,781          0                    0                                0
Former Chief Financial  Officer
(3)

John A. Mayfield, Former Chief      2006         50,481          0                    0                                0
Financial Officer (4)

James T. House, Former Chief        2006        105,116          0                    0                                0
Financial Officer
                                    2005        157,370     25,000              121,200                       153,179 (7)

                                    2004         58,301          -                    -                                -

Gary D. Lewis, former Chairman      2004         82,306          0                    0
of the Board, President and
Chief Executive  Officer (until
April 2004)(5)
                                                                                                              563,900(8)

Charles A. Vanella, former          2004                         0                    0
President and Chief Executive
Officer (April to August  2004);
President and Chief Executive
Officer of EWCO
                                                119,922                                                       227,692(9)

(1)  Mr. Bradshaw became our Chief Executive Officer in April 2006.

(2) Mr. Farquhar became our Chief Executive Officer in August 2004 and ceased to act as such on April 23, 2006. The compensation shown in the table for fiscal 2004 represents compensation paid to him in all capacities in 2004. The compensation shown in the table for fiscal 2006 represents compensation for 2006 services rendered plus payments received in connection with Mr. Farquhar's Termination Agreement.

(3) Mr. Baumgartner became our Chief Financial Officer in June 2006 serving until December 18, 2006.

(4) Mr. Mayfield became our Chief Financial officer in November 2005 serving until March 2006.

(5) Mr. Lewis resigned as our Chairman of the Board, President, Treasurer, Chief Executive Officer and as one of our directors in April 2004 effective upon the acquisition of EWCO and we entered into a Management Consulting Agreement with Bainbridge Advisors, Inc. at the same time. Mr. Lewis is the President, Chief Executive Officer and majority owner of Bainbridge, which we currently retain for acquisition and other consulting services. See "Compensation Committee Interlocks and Insider Participation" for a description of our Management Consulting Agreement with Bainbridge. We also paid Mr. Lewis $350,000 for his services to us in 2002 and $45,390 for his services to us in 2001 and reimbursed him for automobile lease payments and excess mileage charges in the amount of $11,140 in 2004, $9,552 in 2003 and $8,987 in 2002.

(6) Amounts for 2004 for Mr. Farquhar, represent $12,000 in director fees paid him prior to his employment as CEO and we issued 2,000 of our common shares to Mr. Farquhar in February 2005 in payment for $10,000 of consulting services he rendered to us in 2004 before he became our Chief Executive Officer. Amounts for 2005 for Mr. Farquhar represent $3,000 for director fees paid to him prior to his employment as CEO and $2,457 for 401(K) plan Company matched amounts.

(7) Mr. House resigned as CFO in December 2005. The amount of $150,650 represents severance and consulting compensation as part of his termination agreement. The remaining amount of $2,529 represents 401(K) matched amounts from the Company.

(8) Amounts for 2004 for Mr. Lewis include an aggregate of $563,900 payable to Mr. Lewis under the Management Consulting Agreement with Bainbridge Advisors, Inc., including retainers, success fees in connection with our acquisitions of EWCO and Steelbank (which are payable in installments), and reimbursement of legal fees, insurance costs and other fees and expenses, but not including the stock option granted to designees of Bainbridge.

(9) Amounts for 2004 for Mr. Vanella, include an aggregate of $225,427 payable under a Termination Agreement with Mr. Vanella, and $2,265 in matching contributions paid by us into our 401(k) plan.


Compensation Committee Interlocks and Insider Participation

     During fiscal 2006 J. Peter Farquhar served as one of the members of our Compensation Committee. He was replaced on the Committee by Tracy Shellabarger in February 2006. Mr. Farquhar did not participate in any Committee decisions regarding his own compensation.

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

     The initial term of the initial Management Consulting Agreement expired April 7, 2007 (subsequently extended on December 8, 2005 for an additional one year term commencing April 7, 2007) and has not been extended. Pursuant to the agreement, Bainbridge, primarily through Gary D. Lewis, provided consulting services for us concerning the integration of the EWCO, Haines Road and Steelbank acquisitions, the further development and implementation of our business and financing plans and strategy, our expansion and acquisition plans and other areas, all to the extent we and Bainbridge mutually agreed. Tarpon was required to pay the advisory and transaction fees even if it did not use Bainbridge for the allotted hours under the agreement.

     In exchange for Bainbridge's consulting services, we paid Bainbridge (1) $15,000 a month, increased to $20,000 a month effective April 2005, (2) all reasonable expenses incurred by Bainbridge in connection with the agreement, including (a) fees and expenses of legal counsel retained at our direction, (b) legal fees up to $7,500 in connection with preparing the agreement, (c) out-of-pocket costs incurred in performing the agreement, and (d) up to $5,000 a year for professional liability errors and omissions insurance relating to Bainbridge's services, (3) 4% of the total consideration paid in an acquisition approved by our board, with a minimum of $200,000 and a maximum of $300,000 for each transaction, provided that the $300,000 maximum shall be increased by 0.2% of the enterprise value of any transaction, but only to the extent that such transaction exceeds $50,000,000, (4) a stock option to Bainbridge or its designees to purchase 110,000 common shares at an exercise price of $5.50 per share, which was granted to Gary D. Lewis and his son in February 2005, and (5) a one-time payment of $50,000 in consideration of certain advisory services rendered to the Company that were not originally contemplated by the parties. The success fee was generally paid over 12 months after closing, except that the fee for the EWCO, Haines Road and Steelbank acquisitions, totaling $600,000, are payable $22,222 a month until the February 17, 2005 closing of our initial public offering, when the remaining amount will be paid equally over the period ending 24 months from the closing. To the extent payments exceeded $60,000 a month, the excess was deferred until the next month in which it could be paid and not exceed $60,000 a month.

     We have also agreed to indemnify Gary D. Lewis, obtain additional directors and officers insurance coverage and reimburse him for legal fees incurred, all in connection with certain services performed by Mr. Lewis in his capacity as one of our former officers. We expect the legal fees and additional insurance premiums paid by us to be approximately $11,130.


Grants of Plan Based Awards

     All options granted to our named executive officers in 2006 are non-qualified stock options. The exercise price per share of each option granted to our named executive officers was determined in good faith by our board of directors on the date of the grant. All of the stock options granted to our named executive officers in 2006 were granted under our Stock Option Plan.

     The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2006:


                                       Grants of Plan-Based Awards
                                                          Estimated Future        All Other    All Other
                       Estimated Future Payouts Under     Payouts Under Equity    Stock        Option
                      Non-Equity Incentive Plan Awards    Incentive Plan Awards   Awards(1):   Awards:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Grant Date
                                                                                     Number     Number of   Exercise of  Fair Value
                                                                                     of Shares  Securities  Base Price   of Stock
                  Grant                                                              of Stock   Underlying  of Option    and Options
    Name          Date      Threshold  Target  Maximum  Threshold   Target  Maximum  or Units   Options     Awards       Awards
------------------------------------------------------------------------------------------------------------------------------------
James W.          04/26/06       -        -       -         -         -        -        -          50,000      2.45
Bradshaw
                                 -        -       -         -         -        -        -         200,000

J. Peter
Farquhar              -          -        -       -         -         -        -        -            -         -             -

Patrick Hook                     -        -       -         -         -        -        -         110,000

J. Stanley
Baumgartner, Jr.  06/26/06       -        -       -         -         -        -      40,000      40,000      1.75

John A. Mayfield      -          -        -       -         -         -        -        -            -         -             -


Outstanding Equity Awards At 2006 Fiscal Year-End

     The following table sets forth certain information regarding equity awards granted to our named executive officers outstanding as of December 31, 2006:

                                                                                                    Stock Awards
                                         Option Awards                                               Equity       Incentive
                                                                                                     Incentive      Plan
                                                                                            Market    Plan        Awards:
                                                                                            Value    Awards:      Market
                                                                                              of     Number       or Payout
                                                 Equity                          Numbers    Shared     of         Value of
                                               Incentive                          of          or     Unearned     Unearned
                                                  Plan                           Shares     Units    Shares,      Shares,
                 Number of      Number of       Awards:                          or Units     of     Units, or    Units or
                Securities     Securities      Number of                         of Stock   Stock     Other        Other
                Underlying     Underlying      Securities                         That       That    Rights       Rights
Name and        Unexercised    Unexercised     Underlying  Option   Option        Have       Have     That         That
Principal         Options        Options        Unearned   Exercise Expiration     Not        Not    Have Not     Have Not
Position        Exercisable   Unexercisable     Options    Price    Date         Vested     Vested   Vested       Vested
----------------------------------------------------------------------------------------------------------------------------

James W.                   0          50,000          0      2.45    04/26/16         -        -          -           -
Bradshaw,
Chief                      0         200,000          0
Executive
Officer

J. Peter              26,667       33,333(1)          0      5.50    02/17/15         -        -           -           -
Farquhar,
Chief
Executive
Officer

Patrick Hook,         13,333          26,667          0      5.50    02/17/15         -        -           -           -
President

J. Stanley                 0       40,000(2)          0      1.75    06/26/16 40,000(2)        0           0           0
Baumgartner,
Jr., Chief
Financial
Officer

John A.                    0       40,000(3)          0      5.50    11/14/15         -        -           -           -
Mayfield,
Chief
Financial
Officer

James T. House             0      40,000 (4)          0      5.50     2/17/15         -        -           -           -

(1) On February 17, 2005, Mr. Farquhar was granted an option to purchase 50,000 shares of Common Stock which was to vest ratably on February 17, 2006, February 17, 2007, and February 17, 2008. Mr. Farquhar resigned in April of 2006; as a result, only one-third of the option to purchase 50,000 shares vested and Mr. Farquhar forfeited the balance. Mr. Farquhar also received an option to purchase 10,000 shares of Common Stock on February 17, 2005 in connection with his service as a director for the Company. This option vested upon issuance.

(2) On June 26, 2006, Mr. Baumgartner was granted an option to purchase 40,000 shares of Common Stock and 40,000 shares of Common Stock. Both the option and the stock issuance were subject to a vesting schedule, which provided for vesting ratably on June 26, 2007, June 26, 2008 and June 26, 2009. At the time Mr. Baumgartner resigned in December 2006, no part of the option or the stock grant had vested and he has forfeited rights to both.

(3) Mr. Mayfield resigned prior to the vesting of any of his stock options, which were forfeited.

(4) Mr. House resigned prior to the vesting of any of his stock options, which were forfeited.


Option Exercises and Stock Vested

     No options were exercised by our named executive officers in 2006.

Pension Benefits

     We do not currently maintain qualified or non-qualified defined benefit plans.

Non-qualified Deferred Compensation

     We do not currently maintain non-qualified defined contribution plans or other deferred compensation plans.

Employee Agreements and Potential Payments Upon Termination or Change in Control

     The following summaries set forth the employment agreements and potential payments payable to our executive officers upon termination of employment or a change in control of us under their current employment agreements and our other compensation programs.

     James W. Bradshaw. We entered into an employment agreement with James W. Bradshaw on April 26, 2006, which provides for a term of two years and then continues from year to year unless terminated by either party. Mr. Bradshaw's base salary is $200,000 per year. Mr. Bradshaw received $20,000 of our common stock as of the date of commencement of the employment agreement and an option to purchase 50,000 shares of common stock under our Stock Option Plan. Mr. Bradshaw is eligible to participate in all fringe benefits offered by us, including, without limitation, major medical and dental insurance and a 401(k) plan. If Mr. Bradshaw's employment agreement is terminated due to his death or disability, or for cause, Mr. Bradshaw shall be entitled only to reimbursement of expenses, unpaid compensation actually earned and accrued, and indemnification. If Mr. Bradshaw is terminated without cause, he shall be entitled to severance equal to aggregate compensation paid to him during the preceding 12 months, plus medical and dental benefits for such period. Mr. Bradshaw has agreed not to compete with us for a period of 1 year following termination of his employment with us.

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

     J. Stanley  Baumgartner,  Jr.. We entered into an employment agreement with
J. Stanley Baumgartner, Jr. as of June 7, 2006 to be Chief Financial Officer, the term of which began on June 26, 2006. Mr. Baumgartner's employment agreement provides for a term of 2 years. Mr. Baumgartner's annual base salary was $175,000 and he was eligible for bonuses at the discretion of the Board of Directors. Mr. Baumgartner was issued 40,000 shares of our common stock upon the commencement of his employment and has also been granted an option to purchase 40,000 shares of our common stock, vesting in 3 equal annual installments at an exercise price of $1.75. On November 27, 2006 Mr. Baumgartner advised us that he would be resigning. He indicated that he had received an unsolicited offer and had accepted a position in New England and desired to return his family to that area. We and Mr. Baumgartner agreed to a December 18, 2006 termination date of his employment. Mr. Baumgartner indicated that after termination, he would remain available to consult with us, our advisors and our current and potential investors, without charge, until we retain a successor.

     J. Peter Farquhar. On January 12, 2005, we entered into an employment agreement with J. Peter Farquhar effective as of August 20, 2004, pursuant to which he was employed as our Chairman of the Board, Chief Executive Officer and Secretary for a period to end on January 12, 2007 or his earlier death, disability or termination for cause. Mr. Farquhar's annual salary was $100,000, but the portion due for the period from August 20, 2004 to January 12, 2005 was deferred until after the February 17, 2005 closing of our initial public offering. Pursuant to this agreement, effective at the February 17, 2005 closing date of our initial public offering, we granted Mr. Farquhar an option to purchase 50,000 common shares exercisable at $5.50 a share, 110% of our initial public offering price. Mr. Farquhar was entitled to various fringe benefits under the agreement, including $5,000,000 of directors and officers liability insurance. He was also entitled to an amount equal to his one-year aggregate compensation and medical and dental benefits if his employment under the agreement is terminated without cause. If his employment is terminated within six months after a change in control, he is entitled to two times annual aggregate compensation and medical and dental benefits for 24 months. In April of 2005, Mr. Farquhar agreed to devote all of his business time to the Company, and as a result, in April 2005, we amended and restated Mr. Farquhar's employment agreement to appropriately compensate him for his increased commitment to the Company. Under the amended and restated employment agreement, Mr. Farquhar continued to be entitled to all of the rights under his original employment agreement, except that (1) the agreement was amended provided that upon expiration, it would renew on the same terms and conditions unless either party provides the other party with 180 days' written notice of termination, (2) Mr. Farquhar's annual salary was increased to $250,000, effective as of the date of such amended and restated employment agreement, (3) Mr. Farquhar was entitled to receive a discretionary bonus of up to 50% of his salary, as determined by the Compensation Committee, (4) Mr. Farquhar was entitled to certain additional fringe benefits under the amended and restated agreement, including a $750 a month allowance for automobile expenses and four weeks of paid vacation, (5) Mr. Farquhar had the right to terminate the employment agreement for good reason, in which case he would be entitled to severance payments equal to his aggregate salary and benefits for one year, and (6) in the event that that the Company or its subsidiaries consummated a transaction in which they acquire 100% of the outstanding common stock or substantially all of the assets of a Company, the Company was required to pay Mr. Farquhar's membership initiation fee, annual dues and monthly membership fees at country club, subject to certain limitations. In addition, Mr. Farquhar's covenant not to compete was amended to provided that he would not engage in activity that is reasonably likely to compete with the Company or its subsidiaries and he agreed not to be employed by, consult with, or have any interest in, any entity which conducts a business in which the Company or its subsidiaries were engaged during the term of his employment agreement. On April 23, 2006, J. Peter Farquhar, then our Chief Executive Officer, ceased to act as such. On April 26, 2006, we and Mr. Farquhar entered into a Termination Agreement. The Termination Agreement provides that Mr. Farquhar's compensation, partially at a reduced level, will continue until January 31, 2007 and that he will render consulting services until such date. We agreed to continue our indemnification obligations to Mr. Farquhar as set forth in the Termination Agreement and Mr. Farquhar provided us a release.

     John A. Mayfield. In November 2005, we entered into an employment agreement with John A. Mayfield, pursuant to which he was employed as our Chief Financial Officer beginning December 2005, for a period to end December, 2008, subject to an automatic one year renewal of termination. Mr. Mayfield's annual salary was $175,000, and an annual bonus of up to 50% of the annual base compensation. Pursuant to this agreement, we granted Mr. Mayfield an option to purchase 40,000 common shares exercisable at $5.50 a share, 110% of our initial public offering price. Mr. Mayfield was also entitled to participate in any bonus plan established by the Compensation Committee of the Board of Directors. Mr. Mayfield was entitled to various fringe benefits under the agreement, including a $500 a month car allowance, a cell phone, four weeks of vacation, and one year of salary and benefits if his employment under the agreement was terminated without cause. Mr. Mayfield has agreed not to compete with us during specified periods following the termination of his employment. Mr. Mayfield resigned effective upon the filing of our Report on Form 10-K for the fiscal year ended December 31, 2005.

     James T. House. On July 8, 2004, we entered into an employment agreement with James T. House, pursuant to which he was employed as our Chief Financial Officer beginning August 2004, for a period to end July 8, 2007. Mr. House's annual salary was $160,000,. Pursuant to this agreement, effective at the February 17, 2005 closing date of our initial public offering, we granted Mr. House an option to purchase 40,000 common shares exercisable at $5.50 a share, 110% of our initial public offering price. Pursuant to the agreement, we also paid Mr. House a $25,000 signing bonus on the February 17, 2005 closing date of our initial public offering and agreed that he was entitled to participate in any bonus plan established by the Compensation Committee of the board of directors. Mr. House was entitled to various fringe benefits under the agreement, including a $500 a month car allowance and one year of salary if his employment under the agreement was terminated without cause. Mr. House has agreed not to compete with us during specified periods following the termination of his employment. This agreement was terminated on December 30, 2005 and Mr. House became a consultant until April 15, 2006 at a fee of $13,333 per month.

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

Non-Employee Director Compensation

     The following table sets forth a summary of the compensation we paid to our non-employee directors in 2006:


                                                                                      Change in Pension
                                                                                          Value and
                                Fees                                                     Nonqualified
                              Earned or                                Non-Stock           Deferred             All
                                Paid         Stock       Option      Incentive Plan      Compensation          other
           Name                 Cash        Awards       Awards       Compensation         Earnings         Compensation     Total
           ----                 ----        ------       ------       ------------         --------         ------------     -----
James W. Bradshaw (1)                        8,000          -              -                  -                  -
J. Peter Farquhar (1)                          -         10,000            -
Tracy Shellaberger                           8,000       10,000            -                  -                  -
Michael A. Ard                                 -         10,000            -                  -                  -
Gerald Stein (2)                               -         10,000            -                  -                  -
Dr. Robert Pry (2)                             -         10,000            -                  -                  -


(1) James W. Bradshaw replaced J. Peter Farquhar on our board of directors in April 2006.

(2) Gerald Stein replaced Dr. Robert Pry on our board of directors in October 2006.

     On February 6, 2006, the board of directors adopted, the Outside Director Compensation Plan (the "Plan"). The purpose of the Plan is to enable us to adequately compensate our outside directors by providing such individuals with a combination of cash compensation and equity-based long-term incentive compensation awards.

Principal provisions of the Plan

     The following summary of the Plan, as adopted by the Board of Directors and approved by shareholders on February 12, 2007, is qualified by reference to the full text of the Plan.

                           Director Compensation Plan

-------------------------------------------- -------------------------------- ----------------------------------------
Name and Position                            Dollar Value ($)                 Number of Units
-------------------------------------------- -------------------------------- ----------------------------------------
Non-Employee Directors
-------------------------------------------- -------------------------------- ----------------------------------------
         On election                                                          Options to  purchase  10,000  shares of
                                                                              the  Company's  common  stock,   vested
                                                                              immediately   and   exercisable  for  a
                                                                              period of ten years,  with an  exercise
                                                                              price  of 100% of  market  value at the
                                                                              date of issue
-------------------------------------------- -------------------------------- ----------------------------------------
         Monthly                             Cash retainer of $1,000
-------------------------------------------- -------------------------------- ----------------------------------------
         May 31 of each year                                                  For  directors in good standing for the
                                                                              current  and  previous  year,  a  stock
                                                                              grant  of  $8,000   of  the   Company's
                                                                              common  stock  at  the  current  market
                                                                              price
-------------------------------------------- -------------------------------- ----------------------------------------
         Per in person Board        meeting  $1,000
-------------------------------------------- -------------------------------- ----------------------------------------
         Per telephone conference            $250
-------------------------------------------- -------------------------------- ----------------------------------------
         For special projects                Fee   to   be   agreed   to  an
         requested by the Board              approved by the Board
-------------------------------------------- -------------------------------- ----------------------------------------
Committee Chairs                             $500 and  $1,000  for the Audit
                                             Committee Chair
-------------------------------------------- -------------------------------- ----------------------------------------
Employee Directors                                                            May 31 of each year, for directors in
                                                                              good standing for the current and
                                                                              previous year, stock grant of $8,000
                                                                              of Company common stock at current
                                                                              market price as of May 31 of that year
-------------------------------------------- -------------------------------- ----------------------------------------


Administration

     The Plan may be administered by the board of directors or the compensation committee. The Board of Directors and the Compensation Committee, in their respective roles, are referred to as the "Granting Authority". The Granting Authority designates the persons to be granted awards from among those eligible and the type and amount of awards to be granted and has authority to interpret the Plan, adopt, alter and repeal administrative regulations, and determine and amend the terms of awards.

Eligibility

     Awards   under   the   Plan  may   only  be  made  to   outside   directors
(non-employees). Outside directors are automatically granted cash compensation and common stock pursuant to the terms specified in the Plan.

Automatic awards to Outside Directors

     The Plan provides for the automatic grant of cash compensation and common stock to outside directors on the terms provided above.

Stockholder approval of compensation paid to an employee Director.

     In connection with his promotion to Chief Executive Officer of the Company, we issued Mr. James W. Bradshaw 8,163 shares of our Common Stock. The American Stock Exchange Rules require shareholder approval when issuing equity to certain employees. However, equity issuances to certain employees in connection with their hiring by the Company are exempt from this rule. As Mr. Bradshaw was previously employed by the Company in a different position, this issuance was not exempt from shareholder approval. Therefore, we sought and received shareholders approval of this issuance to Mr. Bradshaw at a meeting held on February 12, 2007.

Limitations on Directors' Liability and Indemnification Agreements

     As permitted by Michigan law, we have adopted provisions in our amended and restated certificate of incorporation that limit or eliminate the personal liability of directors for a breach of their fiduciary duty of care as a director. The duty of care generally requires that, when acting on behalf of the corporation, a director exercise an informed business judgment based on all material information reasonably available to him or her. Consequently, a director will not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability for: o any breach of the director's duty of loyalty to us or our stockholders;

     o any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

     o any act related to unlawful stock repurchases or redemptions or payments of dividends; or

     o any transaction from which the director derived an improper personal benefit.

     These limitations of liability do not limit or eliminate our rights or any stockholder's rights to seek non-monetary relief, such as injunctive relief or rescission. These provisions will not alter a director's liability under federal securities laws.

     As permitted by Michigan law, our bylaws also provide that:

     o we will indemnify our directors and executive officers, subject to certain exceptions, and may indemnify our other officers, employees and agents, to the fullest extent permitted by law;

     o subject to certain exceptions, we will advance expenses to our directors and executive officers in connection with a legal proceeding to the fullest extent permitted by law; and

     o    the rights provided in our bylaws are not exclusive.

     The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder's investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. Currently, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Holders of Our Voting Securities

     The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of April 1, 2007, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:


                                                     Amount          Percentage
                                                   Nature of             Of
                                                 Common Shares         Common
                                                  Beneficially         Shares
                                                     Owned            Owned (1)
                                                  ------------       ----------
Name

James W. Bradshaw                                     24,830 (2)         *
Patrick Hook                                          26,667 (3)         *
Michael A. Ard                                        14,420 (4)         *
Tracy L. Shellabarger                                 44,489 (4)         *
Gerald Stein                                          10,000 (5)         *
Gary D. Lewis
c/o Bainbridge Advisors, Inc.
P.O. Box 36940
Grosse Pointe, Michigan 48323                        389,751 (6)      7.4%


All directors and executive officers
as a group  (6 persons)                              120,406 (7)      2.4%


* Less than 1%

(1)  Based on 4,993,712 common shares outstanding as of April 1, 2007.

(2) Includes options to purchase 16,667 shares of Common Stock that Mr. Bradshaw has the right to acquire within 60 days of April 1, 2007. Does not include options to purchase 233,333 shares of Common Stock, which are not exercisable within 60 days of April 1, 2007.

(3) Includes options to purchase 26,667 shares of Common Stock that Mr. Hook has the right to acquire within 60 days of April 1, 2007. Does not include options to purchase 123,333 shares of Common Stock, which are not exercisable within 60 days of April 1, 2007.

(4) Includes options to purchase 10,000 shares of Common Stock that Mr. Shellabarger has the right to acquire within 60 days of April 1, 2007.

(5) Includes options to purchase 10,000 shares of Common Stock that Mr. Stein has the right to acquire within 60 days of April 1, 2007.

(6) Includes (a) 309,751 common shares owned jointly with his wife, with whom he shares voting and investment power and (b) 80,000 common shares that Mr. Lewis has the right to acquire within 60 days of April 1, 2007. Does not include (a) 8,371 common shares owned by an adult son, who does not live with him, (b) 8,371 common shares owned by his adult daughter, who does not live with him, (c) 41,858 common shares owned, or 30,000 common shares that Mr. Lewis's adult son Gary N. Lewis has the right to acquire within 60 days of April 1, 2007. Mr. Lewis disclaims beneficial ownership of the common shares held by his adult children.

(7) Includes options to purchase 63,334 shares of Common Stock that all executive officers and directors as a group have the right to acquire within 60 days of April 1, 2007.


ITEM 13. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

     See "Executive Compensation - Compensation Committee Interlocks and Insider Participation" for a description of relationships between us and Gary D. Lewis.


ITEM 14. PRINCIPAL ACCOUNTANT'S FEES & SERVICES

     Rehmann Robson is our independent accountants and has reported on the financial statements in this 2006 Annual Report. Grant Thorto LLP, our former independent accountants, reported on the consolidated financial statements for 2005.

     The following table presents aggregate fees billed for each of the years ended December 31, 2006 and 2005 for professional services rendered by Grant Thornton LLP in the following categories:

                                   Year Ended December 31,
                             -------------------------------------

                                      2006               2005
Audit fees (1)                $      381,000      $       630,000
Audit-Related Fees            $       83,000      $       142,000
Tax Fees (2)                  $        2,000      $             0
All Other Fees                $           11      $             0

(1) Consists of fees for the audit of our annual financial statements, review of interim financial statements and other services provided in connection with our Registration Statement on Form S-1 in connection with our initial public offering. Our financial statements were not audited before 2004.

(2)  Consists of tax return preparation fees.

     In accordance with Section 10A(i) of the Exchange Act, before Rehmann Robson is engaged by us to render audit or non-audit services, the engagement is approved by our Audit Committee. None of the audit-related, tax and other services described in the table above were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

Audit Committee Report

     Our Audit Committee has: reviewed and discussed our audited financial statements for the year ended December 31, 2006 with our management;

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

     Based on the review and discussions described above in this paragraph, our Audit Committee recommended to our Board of Directors that the audited financial statements for the year ended December 31, 2006 be included in our Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the Securities and Exchange Commission.

     Management is responsible for the Company's financial reporting process including its system of internal control, and for the preparation of consolidated financial statements in accordance with generally accepted accounting principles. The Company's independent auditors are responsible for auditing those financial statements. Our responsibility is to monitor and review these processes. It is not the Audit Committees' duty or responsibility to conduct auditing or accounting reviews or procedures. The Audit Committee is not employees of the Company and we may not be, and may not represent them to be or to serve as, accountants or auditors by profession or experts in the field of accounting or auditing. Therefore, the Audit Committee has relied, without independent verification, on management's representation that the financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States of America and on the representations of the independent auditors included in their report on the Company's financial statements. The Audit Committees' oversight does not provide us with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committees' considerations and discussions with management and the independent auditors do not assure that the Company's financial statements are presented in accordance with generally accepted accounting principles, that the audit of our Company's financial statements has been carried out in accordance with generally accepted auditing standards or that our Company's independent accountants are in fact "independent."

Michael A. Ard

Tracy L. Shellabarger

Gerald Stein

                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


     (a.) Financial Statements

     Our financial statements for the following years and entities are included in response to item 8 of this report:

Tarpon Industries, Inc.                                                    Page


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM....................61
CONSOLIDATED BALANCE SHEETS................................................62
CONSOLIDATED STATEMENTS OF OPERATIONS......................................63
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)..................65
NOTES TO FINANCIAL STATEMENTS..............................................
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM....................97
EUGENE WELDING CO..........................................................98
BALANCE SHEETS.............................................................98
LIABILITIES AND SHAREHOLDER'S EQUITY.......................................98
STATEMENTS OF OPERATIONS...................................................99
SHAREHOLDER'S EQUITY......................................................100
STATEMENT OF CASH FLOWS...................................................101
NOTES TO FINANCIAL STATEMENTS.............................................102


     (b.) Financial Statement Schedules.

     Schedule Page

     Schedule II - Tarpon Valuation and Qualifying Accounts and Reserves for the years S-1 ended December 31, 2006, 2005, 2004 and 2003.

     Schedule II - EWCO Valuation and Qualifying Accounts and Reserves for the threeS-2 month period ended March 31, 2004 and the years ended December 31, 2003.


     (c.) Exhibits.

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

                                    TARPON INDUSTIRES, INC.
                                    (Registrant)

Dated: April 17, 2007               By: /s/ James W. Bradshaw
                                        --------------------------------------
                                               James W. Bradshaw
                                          Its: Chief Executive Officer
                                          And Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                         Title                      Date

                                Chief Executive Officer
/s/James W. Bradshaw                and a Director              April 17, 2007
---------------------------     (Principal Executive Officer)
    James W. Bradshaw


/s/Tracy Shellabarger            Director                        April 17, 2007
---------------------------
    Tracy Shellabarger


/s/Michael A. Ard                Director                        April 17, 2007
---------------------------
      Michael A. Ard


/s/Gerald Stein                 Director                        April 17, 2007
---------------------------
       Gerald Stein

                      SCHEDULE II - TARPON INDUSTRIES, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the years ended December 31, 2006, 2005 and 2004

                                             Column B              Column C Additions              Column D           Column E
                                           --------------    ------------- ---- ------------     -------------      -------------

                                                                (1, 4)              (2)              (3)
                                                             -------------      ------------     -------------
                                              Balance
                                           at Beginning       Charged to         Charge to                           Balance at
                                                of            Costs and            Other                               End of
                                              Period           Expenses          Accounts         Deductions           Period
                                           --------------    -------------      ------------     -------------      -------------
Allowance for Doubtful Accounts

Year ended December 31, 2006            $        192,901  $       516,978    $           --   $       440,693    $       269,187
Year ended December 31, 2005            $        290,001  $     1,000,018    $     (20,645)   $     1,076,473    $       192,901
Year ended December 31, 2004            $             --  $       379,972    $      243,130   $       346,692    $       290,001

Tax Valuation Allowance

Year ended December 31, 2006            $      3,534,721  $     3,369,030    $           --   $            --    $     6,903,751
Year ended December 31, 2005            $      1,198,380  $     2,336,341    $           --   $            --    $     3,534,721
Year ended December 31, 2004            $        481,734  $       716,646    $           --   $            --    $     1,198,380


Note: (1) Reserve of additional uncollectible accounts
Note: (2) Acquisition of Steelbank's and EWCO's net assets
Note: (3) Write-off uncollectible accounts, net of recoveries
Note: (4) Increase in valuation allowance for net operating losses and deferred tax assets should the Company not achieve profitability in future years

                        SCHEDULE II - EUGENE WELDING CO.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  For the three months ended March 31, 2004 and
                     for the years ended December 31, 2003.

                         Allowance for Doubtful Accounts


                                            Column                    Column C                       Column            Column
                                               B        -------------------------------------          D                E
                                                                     Additions
                                                        -------------------------------------
                                                                (2)                 (3)
                                          Balance at          Charged             Charged                             Balance
                                           Beginning         To Costs            To Other              (1)               At
                                              Of                And               Accts.,          Deductions,         End of
                                            Period           Expenses            Describe           Describe           Period
                                         --------------    --------------      --------------    ----------------    -------------
Three month period ended
March 31, 2004                        $        321,941  $        199,276    $             --  $          298,229  $       222,988
Year ended
December 31, 2003                               38,099           283,842                  --                  --          321,941

Inventory reserve for obsolescence:
Three month period ended
March 31, 2004                        $             --  $             --    $             --  $               --  $            --
Year ended
December 31, 2003                                   --                --                  --                  --               --


Note: (1) Write-off uncollectible accounts, net of recoveries
Note: (2) Reserve of additional uncollectible accounts, net of recoveries.
Note: (3) Write-off obsolete, excess inventory, net of recoveries.

                                  EXHIBIT INDEX

Exhibit        Description

1.1 Investment Banking Agreement, dated as of April 5, 2004, between Tarpon Industries, Inc. and Joseph Gunnar & Co., LLC., incorporated by reference to Exhibit 10.27 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

1.2 Form of Underwriting Agreement, incorporated by reference to Exhibit 1.1 to amendment no. 3 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on February 11, 2005.

1.3  Form of Lead Underwriters' Warrant Agreement,  incorporated by reference to
     Exhibit 1.2 to amendment no. 3 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on February 11, 2005.

3(i).1 Amended and  Restated  Articles of  Incorporation  of Tarpon  Industries,
     Inc., incorporated by reference to Exhibit 3(i) to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

3(ii).1 Amended and 3 Restated Bylaws of Tarpon Industries, Inc., incorporated by reference to Exhibit to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

4.1 Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.1 Stock Purchase Agreement, dated as of November 23, 2003, between Charles Vanella and Wall St. Acquisitions, Inc. (now known as Tarpon Industries, Inc.), including First Amendment to Share Purchase Agreement, dated as of February 1, 2004, Second Amendment to Share Purchase Agreement, dated as of February 18, 2004, Third Amendment to Share Purchase Agreement, dated as of March 23, 2004, and Fourth Amendment to Share Purchase Agreement, dated as of April 2, 2004, incorporated by reference to Exhibit 2.1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.2 Redemption Agreement, dated as of April 2, 2004, between Eugene Welding Co. and Charles Vanella, incorporated by reference to Exhibit 2.2 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.3 Share Purchase Agreement, dated as of April 2, 2004, among BST Acquisitions Ltd., Tarpon Industries, Inc., Jeffrey Greenberg, Mark D. Madigan and Barry Seigel, incorporated by reference to Exhibit 2.3 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004

10.4 Amending Agreement, dated as of May 5, 2004, among Barry Seigel, Jeffrey Greenberg and Mark Madigan, BST Acquisition Ltd. and Tarpon Industries, Inc., incorporated by reference to Exhibit 2.4 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.5 Second Amending Agreement, dated as of December 10, 2004, among Barry Seigel, Jeffrey Greenberg and Mark Madigan, BST Acquisition Ltd., Tarpon Industries, Inc. and Steelbank Inc., incorporated by reference to Exhibit
     2.5 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.6 Asset Purchase Agreement, dated as of June 21, 2004, between BST Acquisition, Ltd. and Bolton Steel Tube Co., Ltd., including forms of notes, incorporated by reference to Exhibit 2.4 to the Registrant's registration statement on Form S-1 (file no.333-120117) filed on November 1, 2004.

10.7 Form of Real Estate Purchase Agreement between 1387746 Ontario Inc. and BST Acquisition Ltd., incorporated by reference to Exhibit 2.7 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.8 First Amending Agreement dated as of December 15, 2004, between Bolton Steel Tube Co. Ltd., BST Acquisition, Ltd. and Winston Penny and Henry Koura, incorporated by reference to Exhibit 2.8 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.9 Second Amending Agreement, dated as of February 11, 2005, between Bolton Steel Tube Co. Ltd., BST Acquisition, Ltd. and Winston Penny and Henry Koura, incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K, dated February 17, 2005.

10.10 Guarantee, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of Bolton Steel Tube Co., Ltd., incorporated by reference to
     Exhibit 2.4 to the Registrant's Current Report on Form 8-K, dated February 17, 2005.

10.11 Asset Purchase Agreement dated as of August 30, 2005, by and among Midwest Tube Mills, Inc., Richard L. Russell, individually and as Trustee of the Richard L. Russell 2004 Annuity Trust, and MTM Acquisition Company, incorporated by reference to Exhibit 2 to the Registrant's Form 8-K filed August 30, 2005.

10.12 Amended and Restated Asset Purchase Agreement dated as of November 11, 2005, by and among C&W Manufacturing, Inc., David Perkins and Deborah Carpenter, individually, and FM, Inc., incorporated by reference to Exhibit 2 to the Registrant's Form 8-K filed November 11, 2005.

10.13 Loan and Security Agreement, dated as of August 11, 2004 between Standard Federal Bank N.A. and Eugene Welding Co., including forms of Revolving Note and Term Note, incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.14 Continuing Unconditional Guaranty of Tarpon Industries, Inc. to Standard Federal Bank, N.A., dated August 11, 2004, incorporated by reference to
     Exhibit 4.3 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004

10.15 Securities Pledge Agreement, dated August 11, 2004, between Tarpon Industries, Inc. and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.4 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.16 Subordination Agreement, dated August 11, 2004 between Charles A. Vanella and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.5 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004

10.17 Subordination Agreement, dated August 11, 2004 between An and Dander and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.6 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004

10.18 Subordination Agreement, dated August 11, 2004 between Rivas Jonah and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.7 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.19 Subordination Agreement, dated August 11, 2004, between Joseph Gunnar & Co., LLC, as agent of the note holders, and Standard Federal Bank, N.A., incorporated by reference to Exhibit 4.8 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.20 Factoring Agreement, dated as of May 14, 2004, between Greenfield Commercial Credit, Inc. and Steelbank, Inc., incorporated by reference to
     Exhibit 4.9 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.21 Security Agreement, dated as of May 14, 2004, between Greenfield Commercial Credit, Inc. and Steelbank, Inc., incorporated by reference to
     Exhibit 4.10 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.22 Guarantee, dated as of May 14, 2004, from Tarpon Industries, Inc. to Greenfield Commercial Credit, Inc., incorporated by reference to Exhibit
     4.11 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.23 Subordination Agreement, dated May 2004 among Anand Dhanda, Riyaz Jinnah and Greenfield Commercial Credit, Inc., incorporated by reference to
     Exhibit 4.12 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.24 Subordination Agreement, dated as of May 14, 2004, between Joseph Gunnar & Co., LLC, as agent of the note holders, and Greenfield Commercial Credit, Inc., incorporated by reference to Exhibit 4.13 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.25 Subordination Agreement, dated as of May 14, 2004, among Barry Seigel, Jeffrey Greenberg, Mark Madigan and Greenfield Commercial Credit, Inc., incorporated by reference to Exhibit 4.14 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.26 Amendment to Loan and Security Agreement, dated December 24, 2004 between Standard Federal Bank N.A. and Eugene Welding Company, including amended revolving note, incorporated by reference to Exhibit 4.15 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.27 Loan  Agreement,  dated as of  February  17,  2005,  by and among  LaSalle
     Business Credit, a division of ABN AMRO Bank N.V., Canada Branch and Steelbank Inc., incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated February 17, 2005.

10.28 Guarantee, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated February 17, 2005.

10.29 General Security Agreement, dated as of February 17, 2005, executed by Steelbank Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, dated February 17, 2005.

10.30 General Security Agreement, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit
     10.4 to the  Registrant's  Current  Report on Form 8-K,  dated February 17,
     2005.

10.31 Share Pledge Agreement, dated as of February 17, 2005, executed by Tarpon Industries, Inc. in favor of LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, dated February 17, 2005.

10.32 Form of Promissory Note made by Eugene Welding Co. in favor of Charles A. Vanella, including Guaranty of Tarpon Industries, Inc., incorporated by reference to Exhibit 10.1 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.33 Form of First Amendment to Promissory Note made by Eugene Welding Co. in favor of Charles A. Vanella, incorporated by reference to Exhibit 10.2 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.34 Stock Pledge Agreement between Eugene Welding Co. and Charles A. Vanella and Cusmano & Co., P.C., effective April 2, 2004, incorporated by reference to Exhibit 10.3 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.35 Lease Agreement, dated October 22, 2001, between Eugene Welding Co. and the Charles J. Loznak Trust, concerning its Marysville and Marlette, Michigan facilities, incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.36 Form of Promissory Note made by Steelbank Inc. in favor of Barry Seigel, Jeffrey Greenberg and Mark Madigan, in the principal amount of Cdn $800,000, incorporated by reference to Exhibit 10.5 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005

10.37 Form of Promissory Note made by Steelbank Inc. in favor of each of Barry Seigel, Jeffrey Greenberg and Mark Madigan, each in the principal amount of Cdn $135,000, incorporated by reference to Exhibit 10.6 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.38 General Security Agreement, dated May 14, 2004, made by Steelbank Inc. to and in favor of Barry Seigel, Jeffrey Greenberg and Mark Madigan, incorporated by reference to Exhibit 10.7 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.39 Securities Pledge Agreement, dated May 14, 2004, made by BST Acquisition Ltd. and Steelbank Inc. to and in favor of Barry Seigel, Jeffrey Greenberg and Mark Madigan, incorporated by reference to Exhibit 10.8 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.40 Guarantee, dated May 14, 2004, made by Steelbank Inc. to and in favor of Barry Seigel, Jeffrey Greenberg and Mark Madigan, incorporated by reference to Exhibit 10.9 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.41 Lease Agreement, dated July 1, 2001, between Ciriaco Forgione and Filomena Forgione and Tube Distributors, Inc. (assigned to Steelbank, Inc.), concerning its Mississauga, Ontario facility, incorporated by reference to
     Exhibit 10.2 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.42 Tarpon Industries, Inc. 2004 Stock Option Plan, incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.43 Forms of Stock Option Agreement under the 2004 Stock Option Plan, incorporated by reference to Exhibit 10.4 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.44 Employment Agreement, dated as of January 12, 2004, among Tarpon Industries, Inc., Eugene Welding Co. and J. Peter Farquhar, incorporated by reference to Exhibit 10.13 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.45 Amended and restated employment agreement, dated as of April 15, 2005, among Tarpon Industries, Inc., Eugene Welding Co., Steelbank Tubular, Inc. and J. Peter Farquhar, incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

10.46 Employment Agreement, dated as of July 8, 2004, among Tarpon Industries, Inc., Eugene Welding Co. and James T. House, incorporated by reference to
     Exhibit 10.6 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.47 Employment Agreement, dated May 14, 2004, between Steelbank, Inc. and Jeffrey Greenberg, incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.48 Employment Agreement, dated May 14, 2004, between Steelbank, Inc. and Mark
     D. Madigan, incorporated by reference to Exhibit 10.8 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.49 Employment Agreement, dated May 14, 2004, between Steelbank, Inc. and Barry Seigel, incorporated by reference to Exhibit 10.9 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.50 Employment Agreement, dated as of November 1, 2002, between EWCO and C. David Weaver, incorporated by reference to Exhibit 10.10 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.51 Employment Agreement, dated as of February 1, 2005, among Tarpon Industries, Inc., Eugene Welding Company, Steelbank Inc., BST Acquisition Ltd. and Patrick Hook, incorporated by reference to Exhibit 10.19 to amendment no. 2 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.

10.52 Termination Agreement, dated as of September 3, 2004, among Tarpon Industries, Inc., Eugene Welding Co., Steelbank, Inc., BST Acquisition Ltd. and Charles A. Vanella, incorporated by reference to Exhibit 10.11 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.53 Management Consulting Agreement, dated April 7, 2004, between Tarpon Industries, Inc. and Bainbridge Advisors, Inc. and First Amendment to Management Consulting Agreement, dated as of October 13, 2004, effective April 7, 2004, incorporated by reference to Exhibit 10.12 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.54 Second amendment to Management and Consulting Agreement, dated as of April 15, 2005, between Tarpon Industries, Inc., Eugene Welding Co., Steelbank Tubular, Inc. and Bainbridge Advisors, Inc. Incorporated by reference to
     Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004

10.55 Agency Agreement, dated as of March 25, 2004, between Tarpon Industries, Inc. and Joseph Gunnar & Co., LLC, concerning 2004 note financing, incorporated by reference to Exhibit 10.13 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004

10.56 Form of Warrant to Purchase Common Stock of Tarpon Industries, Inc., issued to purchasers of notes in February, March and April 2004, incorporated by reference to Exhibit 10.14 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.57 Form of Warrant to Purchase Common Stock of Tarpon Industries, Inc., issued to designees of Joseph Gunnar & Co., LLC, the placement agent in our April 2004 note financing, incorporated by reference to Exhibit 10.15 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.58 Form of Tarpon Industries, Inc. 8% Junior Secured Promissory Note issued in February, March and April 2004, incorporated by reference to Exhibit
     10.16 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.59 Form of Agency Appointment Agreement, dated as of April 5, 2004, between Joseph Gunnar & Co., LLC and each of the purchasers of our notes in April 2004, incorporated by reference to Exhibit 10.17 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.60 General Security Agreement, dated as of April 5, 2004, between Tarpon Industries, Inc. and Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.18 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.61 Guaranty, dated as of April 5, 2004, from Eugene Welding Co. to Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.19 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.62 General Subordinated Security Agreement, dated as of April 5, 2004, between Eugene Welding Co. and Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.20 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.63 Guaranty, dated as of May 18, 2004, from Eugene Welding Co. to Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.21 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.64 General Subordinated Security Agreement, dated as of April 2004, between Eugene Welding Co. and Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.22 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.65 Guaranty, dated as of May 18, 2004, from Steelbank, Inc. to Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.23 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.66 General Subordinated Security Agreement, dated as of May 18, 2004, between Steelbank, Inc. and Joseph Gunnar & Co., LLC, as representative of the note holders, incorporated by reference to Exhibit 10.24 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.67 Guaranty, dated as of May 18, 2004, from Steelbank, Inc. to Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.25 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.68 General Subordinated Security Agreement, dated as of May 14, 2004, between Steelbank, Inc. and Riyaz H. Jinnah and Anand M. Dhanda, incorporated by reference to Exhibit 10.26 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.69 Form of Promissory Note to be made by BST Acquisition Ltd. in favor of Bolton Steel Tube Co. Ltd., incorporated by reference to Exhibit 10.36 to amendment no. 2 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.

10.70 Form of General Security Agreement to be made between BST Acquisition Ltd. and Bolton Steel Tube Co. Ltd., incorporated by reference to Exhibit 10.37 to amendment no.2 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.

10.71 Form of Guarantee to be made by Tarpon Industries, Inc. in favor of Bolton Steel Tube Co. Ltd., incorporated by reference to Exhibit 10.38 to amendment no. 2 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on February 3, 2005.

10.72 Form of Lock-up Agreement between Joseph Gunnar & Co., LLC and Tarpon Industries, Inc. shareholders and holders of options and warrants, incorporated by reference to Exhibit 10.40 to amendment no. 3 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on February 11, 2005.

10.73 Subordination Agreement, dated May 18, 2005, by and among Steelbank Tubular, Inc., Tarpon Industries, Inc., The Equitable Trust Company and LaSalle Business Credit, a division of ABN Amro N.V. Canada Branch, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 18, 2005.

10.74 Commitment Letter, dated May 12, 2005, by and among First National Corporation, on behalf of The Equitable Trust Company, Steelbank Tubular, Inc. and Tarpon Industries, Inc., incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed May 18, 2005.

10.75 Charge/Mortgage, dated May 18, 2005, by Steelbank Tubular Inc. in favor of The Equitable Trust Company, incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed May 18, 2005.

10.76 General Security Agreement, dated as of May 18, 2005, executed by Steelbank Tubular, Inc. in favor of The Equitable Trust Company, incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed May 18, 2005.

10.77 Guarantee and Postponement of Claim, dated as of May 18, 2005, executed by Tarpon Industries, Inc. in favor of The Equitable Trust Company, incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed May 18, 2005.

10.78 Securities Purchase Agreement, dated as of December 13, 2005, by and between Tarpon Industries, Inc. and Laurus Master Fund, Ltd., incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed December 13, 2005.

10.79 Secured Convertible Promissory Note, dated as of December 13, 2005, executed by Tarpon Industries, Inc. in favor of Laurus Master Fund, Ltd., incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed December 13, 2005

10.80 Common Stock Purchase Warrant, dated as of December 13, 2005, incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K filed December 13, 2005.

10.81 Subsidiary Guaranty, dated as of December 13, 2005, executed by the wholly-owned subsidiaries of Tarpon Industries, Inc., incorporated by reference to Exhibit 99.4 to the Registrant's Form 8-K filed December 13, 2005.

10.82 Stock Pledge Agreement, dated as of December 13, 2005, incorporated by reference to Exhibit 99.5 to the Registrant's Form 8-K filed December 13, 2005.

10.83 Master Security Agreement, dated as of December 13, 2005, incorporated by reference to Exhibit 99.6 to the Registrant's Form 8-K filed December 13, 2005.

10.84 Registration Rights Agreement, dated as of December 13, 2005, by Tarpon Industries, Inc. in favor of Laurus Master Fund, Ltd., incorporated by reference to Exhibit 99.7 to the Registrant's Form 8-K filed December 13, 2005.

10.85 Grant of Security Interest in Trademarks, dated as of December 13, 2005, by Tarpon Industries, Inc. in favor of Laurus Master Fund, Ltd., incorporated by reference to Exhibit 99.8 to the Registrant's Form 8-K filed December 13, 2005.

10.86 First Amendment to Loan Agreement and Reaffirmation of Guarantee, dated December 13, 2005, by and between Steelbank Tubular, Inc. and ABN AMRO Bank, N.V., Canada Branch, and reaffirmed by Tarpon Industries, Inc., incorporated by reference to Exhibit 99.9 to the Registrant's Form 8-K filed December 13, 2005.

10.87 Second Amendment to Loan Agreement and Reaffirmation of Guaranty, dated December 13, 2005, by and between Eugene Welding Co. and LaSalle Bank Midwest N.A., and reaffirmed by Tarpon Industries, Inc., incorporated by reference to Exhibit 99.10 to the Registrant's Form 8-K filed December 13, 2005.

10.88 Security Agreement, dated December 13, 2005, by and between Tarpon Industries, Inc. and LaSalle Bank Midwest N.A., incorporated by reference to Exhibit 99.11 to the Registrant's Form 8-K filed December 13, 2005.

10.89 Subordination Agreement, dated December 13, 2005, by and between LaSalle Bank Midwest N.A. and ABN AMRO Bank, N.V., Canada Branch, and consented to by Tarpon Industries, Inc. and its subsidiaries, incorporated by reference to Exhibit 99.12 to the Registrant's Form 8-K filed December 13, 2005.

10.90 Director Compensation Plan adopted by the Board of Directors on February 6, 2006, incorporated by reference to Registrant's Form 8-K filed February 9, 2006.

10.91 Agreement dated March 20, 2006 between Agellan Investments and Steelbank Tubular, Inc. for the sale and leaseback of its Mississauga, Ontario, incorporated by reference to Exhibit 99.2 of the Registrant's report on Form 8-K dated March 20, 2006.

10.92 Asset Purchase Agreement dated as of April 4, 2006 by and among J And J Tube, Inc., Ken Jimerson, Kevin Jimmerson, and J And J Acquisition Corp., incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed April 6, 2006.

10.93 Employment Agreement dated April 26, 2006 between Tarpon Industries, Inc. and James W. Bradshaw, incorporated by reference to Exhibit 99.3 to the Registrant's Form 8-K filed April 27, 2006.

10.94 Employment Agreement dated June 7, 2006 between Tarpon Industries, Inc. and J. Stanley Baumgartner, Jr., incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed June 9, 2006.

10.95 Agency Agreement dated August 15, 2006 between Tarpon Industries, Inc. and Joseph Gunnar & Co., Ltd.

10.96 Letter Agreement by and between Tarpon Industries, Inc. and Laurus Master Fund, Ltd. dated February 28, 2007 incorporated by reference to Exhibit
     99.1 to the Registrant's Form 8-K filed March 6, 2007.

10.97 Amendment dated March 20, 2007 by and between Tarpon Industries, Inc. and Laurus Master Fund, Ltd. incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed March 26, 2007.

10.98 Commitment Letter dated March 20, 2007 by and among Tarpon Industries, Inc., LaSalle Bank Midwest N.A. and LaSalle Business Credit, a Division of ABN AMRO Bank, N.V. incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed March 26, 2007.

10.99 Fourth Amendment to Loan and Reaffirmation of Guaranty by and among LaSalle Bank Midwest, N.A., Eugene Welding Company, Inc. and Tarpon Industries, Inc. dated March 30, 2007 incorporated by reference to the Registrant's Form 8-K filed April 2, 2007.

16.1 Letter from Grant Thornton dated September 13, 2006, incorporated by reference to Exhibit 99.2 to the Registrant Form 8-K filed September 13, 2006.

16.2 Letter from Grant Thornton dated November 27, 2006, incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed November 28, 2006.

21.1 Subsidiaries  of Tarpon  Industries,  Inc.  incorporated  by  reference  to
     Exhibit 21.1 of the Registrant's report on Form 10-K dated March 31, 2006

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.