Form 10-Q/A
period 2006-09-30
Tarpon Industries, Inc.
filed 2007-04-23
CIK 1303565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                              (Amendment Number 1)

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

                             TARPON INDUSTRIES, INC.

                         QUARTERLY REPORT ON FORM 10-Q/A

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION................................................3
      ITEM 1.     FINANCIAL STATEMENTS........................................3
      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.......................25
      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK...............................................37
      ITEM 4.     CONTROLS AND PROCEDURES....................................41

PART II - OTHER INFORMATION..................................................40
      ITEM 1.     LEGAL PROCEEDINGS..........................................43
      ITEM 2.     DEFAULTS UPON SENIOR SECURITIES............................37
      ITEM 5.     OTHER INFORMATION..........................................43
      ITEM 6.     EXHIBITS...................................................44



Explanatory Note:

     This report on Form 10-Q/A for the nine months ended September 30, 2006 has been submitted to reflect the removal of default interest expense during the three months ended September 30, 2006. An amendment to the loan agreement with Laurus Master Funds, L.L.C. (Laurus), effective July 1, 2006, provided that an event of default with LaSalle Bank Midwest (LaSalle) and/or LaSalle Business Credit (LaSalle) which is not declared as a default by LaSalle, would not give rise to default interest due to Laurus. LaSalle did declare the Company in default on October 2, 2006. Since such declaration did not occur until the fourth quarter of 2006, default interest should not have been recorded for the three months ended September 30, 2006. Corrections were also made to adjust the amortization of deferred finance costs, recorded as interest expense, to conform to the effective interest method and to properly account for certain share-based compensation transactions. The amendment also provided for the issuance by Tarpon of 100,000 shares upon its execution, which was recorded as of September 30, 2006, with another 100,000 shares contingent upon the successful completion of an equity raise. However, because the second 100,000 shares were contingent upon the successful completion of an equity raise, the accrual for their potential issuance has been removed on this Form 10-Q/A (see Note 8 of the Notes to Consolidated Financial Statements). In addition, the previously filed 10-Q was not reviewed by the Company's registered independent public accountants prior to filing. An independent auditors' review is required by Rule 10-01 (d) of Regulation S-X. Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:


     Part 1, Item 1, Financial Information, as been revised to reflect the restatement, and

     Part 1, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             TARPON INDUSTRIES, INC.

INDEX TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)
                                                                           Page
                                                                           ----
Tarpon Industries, Inc.
Consolidated Balance Sheets --- September 30, 2006
  (as restated) and December 31, 2005.................................        4
Consolidated Statements of Operations --- For the Three
  and Nine Months Ended September 30, 2006 (as restated) and 2005.....        5
Consolidated Statements of Cash Flows --- For the Nine Months
  Ended September 30, 2006 (as restated) and 2005.....................        6
Notes to Consolidated Financial Statements............................        7


                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30, 2006              December 31,
ASSETS:                                                                        (unaudited)                       2005
CURRENT ASSETS:                                                                (as restated,
                                                                                see note 2)
Cash and cash equivalents                                              $                174,918        $            7,317,364
Accounts receivable (less allowance for doubtful
     accounts for 2006 of $277,867 and for 2005 of $192,901)                         10,858,014                     7,730,029
Inventories                                                                           8,031,991                     6,919,638
Other current assets                                                                    739,781                       367,681
                                                                          ----------------------          ------------------------
       Total current assets                                                          19,804,704                     22,334,712

Property plant and equipment - net                                                   10,502,638                    11,139,700
Deferred financing costs - net                                                        1,426,228                     1,973,754
Goodwill                                                                                      -                     2,808,800
Intangible assets, net of amortization                                                        -                        693,590
Other assets                                                                                  -                         55,365
                                                                          ----------------------          ------------------------
TOTAL ASSETS                                                           $             31,733,570        $           39,005,921
                                                                          ======================          ========================

LIABILITIES AND SHAREHOLDERS' (DEFICIT) / EQUITY:
CURRENT LIABILITIES:
Short-term debt                                                        $             13,793,505        $           11,344,379
Term debt, classified as current                                                      8,150,740                     9,250,944
Accounts payable - trade                                                             10,014,601                    11,270,836
Customer advance payments                                                               267,846                       121,068
Other current liabilities                                                             1,166,579                     1,430,401
                                                                          ----------------------          ------------------------
       Total current liabilities                                                     33,393,271                    33,417,628

Long-term debt less current maturities                                                    4,595                        10,242
Other long-term liabilities                                                             126,000                       382,667
                                                                          ----------------------          ------------------------
TOTAL LIABILITIES                                                                    33,523,866                    33,810,537

SHAREHOLDERS' (DEFICIT) / EQUITY:
Preferred shares; no par value, authorized; no shares
  issued at September 30, 2006 and at December 31, 2005                                       -                             -
Common shares; no par value, 20,000,000 shares authorized
  at September 30, 2006 and at December 31, 2005; issued and outstanding, 4,801,982 shares at September 30, 2006 and
  4,640,130 shares at December 31, 2005                                              16,181,861                    15,625,625
Accumulated deficit                                                                (18,547,694)                  (10,720,870)
Accumulated other comprehensive income                                                  575,537                       290,629
                                                                          ----------------------          ------------------------
          Total shareholders' (deficit) / equity                                    (1,790,296)                     5,195,384
                                                                          ----------------------          ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) / EQUITY                 $            31,733,570          $          39,005,921
                                                                          ======================          ========================

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          Three Months Ended                              Nine Months Ended
                                                             September 30,                               September 30,
                                                             -------------                               -------------
                                                        2006                    2005                 2006                  2005
REVENUES:                                       (as restated,                                   (as restated,
                                                 see note 2)                                     see note 2)
Sales, net of customer discounts              $     19,995,167       $    15,341,121       $     58,530,359  $         44,446,385

Cost of goods sold                                  18,171,033            13,794,780             53,941,848            41,509,714
                                               -------------------    -----------------     ----------------    ------------------

          Gross Profit                               1,824,134             1,546,341              4,588,511             2,936,671

OPERATING EXPENSES:
Selling, general and administrative expenses         2,029,161             3,096,654              7,068,009             7,368,947
Impairment charge                                            -                    -               4,326,177                     -
                                               -------------------    -----------------     ----------------    ------------------
          Total operating expense                    2,029,161             3,096,654             11,394,186             7,368,947
                                               -------------------    -----------------     ----------------    ------------------


OPERATING LOSS                                       (205,027)            (1,550,313)            (6,805,675)           (4,432,276)

OTHER (INCOME) EXPENSE:
Miscellaneous expense (income)                         23,134                  10,380                55,046              (28,098)
Financing costs                                        21,931                   8,886                65,479                28,204
Gain on derivatives                                 (268,874)                       -             (961,874)                    -
Foreign exchange gain                                (59,564)               (555,419)             (111,028)             (608,765)
                                               -------------------    -----------------     ----------------    ------------------
          Total other income - net                  (283,373)               (536,153)             (952,377)             (608,659)
                                               -------------------    -----------------     ----------------    ------------------

INTEREST EXPENSE, NET:
Interest                                             (638,077)                268,135            2,008,837                736,655
Interest income                                          (277)                (4,801)             (35,311)                (9,650)
                                               -------------------    -----------------     ----------------    ------------------
          Total interest expense, net                (638,354)                263,334            1,973,526                727,005
                                               -------------------    -----------------     ----------------    ------------------

INCOME (LOSS) BEFORE INCOME TAXES                      716,700            (1,277,494)          (7,826,824)            (4,550,622)
INCOME TAX PROVISION (BENEFIT)                               -                135,548                    -               (60,073)

                                               -------------------    -----------------     ----------------    ------------------
NET INCOME (LOSS)                                      716,700     $       (1,413,042)   $     (7,826,824)  $         (4,490,549)
                                               ===================    =================     ================    ==================

NET INCOME (LOSS) PER COMMON SHARE
  - BASIC AND DILUTED                                     0.15     $            (0.30)   $          (1.65)  $              (1.11)

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 4,929,973               4,640,130           4,750,930              4,043,596

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                            2006                         2005
                                                                                -----------------------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                            (as restated, see note 2)
Net Loss                                                                     $             (7,826,824)    $        (4,490,549)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation and amortization                                                             722,823                 478,369
     Accretion of note discount and other charges                                              908,902                       -
     Unrealized foreign currency loss (gain)                                                   284,908             (1,002,051)
     Stock option expense                                                                       99,689                       -
     Non-employee stock options                                                                      -                 455,000
     Stock issued as compensation                                                              76,922
    Gain on derivative instrument                                                            (961,874)                       -
    Impairment                                                                               4,326,177                       -
    Changes in assets and liabilities:
          Accounts receivable (increase) decrease                                          (2,998,874)                 753,096
          Refundable federal income taxes (increase) decrease                                   24,863                (45,686)
          Inventory (increase) decrease                                                      (986,250)               1,619,017
          Other current assets (increase) decrease                                           (301,359)                  86,046
          Customer advance payments increase                                                   146,778                       -
          Accounts payable and other current liabilities decrease                            (452,557)               (199,267)
                                                                                -----------------------      ------------------
               Net cash used in operating activities                                       (6,936,676)             (1,947,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs                                                                             (35,861)             (8,195,681)
Payments of FenceMaster obligations                                                          (984,733)                       -
Capital expenditures                                                                         (283,258)               (159,779)
                                                                                -----------------------      ------------------
     Net cash used in investing activities                                                 (1,303,852)             (8,355,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares (net of
  issuance costs paid in 2005 of $1,154,485)                                                         -              13,512,121
Net borrowings on credit facilities                                                          2,223,422                 868,087
Proceeds from issuance of long-term debt                                                             -               1,694,232
Repayment of short-term obligations                                                          (187,500)             (4,695,731)
Repayment of long-term obligations                                                           (533,557)               (502,027)
                                                                                -----------------------      ------------------
     Net cash provided by financing activities                                               1,502,365              10,876,682

IMPACT OF FOREIGN CURRENCY EXCHANGE ON CASH                                                  (404,283)                 183,107
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (7,142,446)                 756,829
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               7,317,364                 257,786
                                                                                -----------------------      ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $                 174,918    $          1,014,615
                                                                                =======================      ==================

Supplemental disclosure of cash flows information:
     Cash paid during the period for interest                                $               1,222,354    $            763,655
                                                                                =======================      ==================
Non-cash transactions:
     Success fee obligation for acquisition                                  $                       -    $            200,000
                                                                                =======================      ==================
     Stock issued as payment of debt                                         $                 187,500    $            303,180
                                                                                =======================      ==================
     Accrued initial public offering expenditures                            $                       -    $            427,913
                                                                                =======================      ==================
     Issuance of debt to purchase land and building                          $                       -    $          4,141,488
                                                                                =======================      ==================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Financial Statement Presentation

     The unaudited interim consolidated financial statements in this report reflect all adjustments which are, in our opinion, necessary to fairly state the results for the interim periods presented. Such adjustments consisted only of normal recurring items, except for the adjustments discussed in the explanatory note and the impairment charge of $4.3 million, discussed in notes 6 and 7, as well as Management's Discussion and Analysis of Financial Condition and Results of Operation for this Form 10-Q/A . Our operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that should be expected for the year ending December 31, 2006. The unaudited interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the Company's Annual Report on Form 10-K. The Company filed amended forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006. All resulting adjustments and corrections are reflected in the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operation for this Form 10-Q/A.

2.   Restatement and Basis of Presentation

     This report on Form 10-Q/A has been submitted to reflect the removal of default interest expense during the three months ended September 30, 2006. An amendment to the loan agreement with Laurus Master Funds, L.L.C. (Laurus), effective July 1, 2006, provided that an event of default with LaSalle Bank Midwest (LaSalle) and/or LaSalle Business Credit (LaSalle) which is not declared as a default by LaSalle, would not give rise to default interest due to Laurus. LaSalle did declare the Company in default on October 2, 2006. Since such declaration did not occur until the fourth quarter of 2006, default interest should not have been recorded for the three months ended September 30, 2006. Corrections were also made to adjust the amortization of deferred finance costs, recorded as interest expense, to conform to the effective interest method and to properly account for certain share-based compensation transactions. The amendment also provided for the issuance by Tarpon of 100,000 shares upon its execution and another 100,000 shares upon the successful completion of an equity raise, both of which were recorded as of September 30, 2006. However, because the second 100,000 shares were contingent upon successful completion of an equity raise, the accrual for their potential issuance has been removed on this Form 10-Q/A (See Note 8 - Debt for a more detailed explanation).

The following summary highlights the information that is revised in this Form 10-Q/A for the quarter and nine months ended September 30, 2006:

                                                 September 30, 2006
                                                 ------------------
                                               Previously
                                               Reported          Restated
                                               --------          --------

Balance Sheet:
         Deferred financing costs - net      $  1,093,110       $  1,426,228
         Total Assets                          31,400,452         31,733,570
         Term debt                              8,510,349          8,150,740
         Accounts payable - trade              10,204,601         10,014,601
         Other current liabilities              1,504,079          1,166,579
         Total current liabilities             34,280,380         33,393,271
         Total liabilities                     34,410,975         33,523,866
         Common shares                         16,124,940         16,181,861
         Accumulated deficit                 (19,711,000)       (18,547,694)
         Total shareholders'
               Deficit                          (3,010,523)        (1,790,296)


                                         Third Quarter Ended               Nine Months Ended
                                         September 30, 2006                September 30, 2006
                                         ------------------                ------------------
                                         Previously                        Previously
                                         Reported          Restated        Reported          Restated
                                         --------          --------        --------          --------
Statement of Operations:
         Selling, general and
              administrative expenses     $1,782,239       $2,029,161     $  6,821,088     $   7,068,009
         Total operating expense           1,782,239        2,029,161       11,147,265        11,394,186
         Operating income (loss)              41,895        (205,027)      (6,558,754)       (6,805,675)
         (Gain) on settlement of
              Default interest liability   (389,250)                -        (389,250)                 -
         Total other (income) - net        (672,623)        (283,373)      (1,341,627)         (952,377)
         Interest                          1,161,397         (638,077        3,808,314         2,008,837
         Total interest expense, net       1,161,121        (638,354)        3,773,003         1,973,526
         Profit (loss) before income
                 taxes                     (446,603)          716,700      (8,990,130)       (7,826,824)
         Net income (loss)                 (446,603)          716,700      (8,990,130)       (7,826,824)
         Net income (loss) per common
              Share - basic and diluted       (0.09)             0.15           (1.89)            (1.65)

Statement of Cash Flows:
         Net loss                                                        $ (8,990,130)     $(7,826,824)
         Accretion of note discount and other charges                        1,601,629          908,902
         Stock issued as compensation                                           20,000           76,922
         Accounts payable and other
                 current liabilities increase
                    (decrease)                                                 464,193        (452,557)

3.   Recent Accounting Pronouncements

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

4.   Computation of Net Income (Loss) Per Share

     Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period and considers a dual presentation and reconciliation of "basic" and "diluted" per share amounts. Diluted reflects the potential dilution of all common stock equivalents.

     The basic and diluted weighted average numbers of common shares outstanding for the third quarter of 2006 was 4,929,973 and were 4,750,930 for the nine months ended September 30, 2006. For the three months ended September 30, 2006, 3,676,877 shares attributable to outstanding warrants, stock options and convertible debt were excluded from the determination of diluted net income per share as the exercise price of these common stock equivalents exceeded the average market price for the Company's common stock.

5.   Financial Position

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has sustained losses of approximately $18.5 million from its inception on January 16, 2002 through September 30, 2006 and has negative working capital of $13.6 million and is in violation of its debt covenants as of September 30, 2006. If the Company is unable to significantly decrease its losses and obtain additional financing needed for growth and to meet vendor payments, its financial resources will not be adequate to satisfy its operating and capital requirements over the next twelve months.

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

     As of the current date, the Company has not paid and retired the first, second and third mortgages on its Haines Road property which became due on August 18, 2006. It is in the process of completing a sale and leaseback of the property with Agellan Investments, Inc. (see note 7), the proceeds from which would be used to retire the mortgages. On August 25, 2006, the Company was granted an extension of two months by First National, the first mortgage holder. The Company has also received an extension from Bolton, the holder of the second and third mortgages, as of this date. The property is currently under contract for sale and is expected to close before year end 2006.

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


         The change in goodwill is as follows:

         Balance at December 31, 2005                  $           2,808,800
         Foreign currency impact                                     114,907
         Impairment Recorded as of June 30, 2006                 (2,923,707)
                                                       ---------------------
         Balance at June 30 and September 30, 2006     $                   -
                                                       =====================

     The Company's intangible assets are valued based on an independent appraisal and consist of the following:


                                                        Customer Base         Covenant Not To Compete            Total
Balance at December 31, 2005                      $              408,654   $                  284,936   $            693,590
Foreign currency impact                                           16,141                       11,096                 27,237
Amortization                                                    (34,694)                     (33,663)               (68,357)
Impairment Recorded as of June 30, 2006                        (390,101)                    (262,369)              (652,470)
                                                     --------------------     ------------------------     ------------------
Balance at June 30 and September 30, 2006         $                    -   $                        -   $                  -
                                                     ====================     ========================     ==================


7.   Details of Balance Sheet

INVENTORIES:

                             September 30, 2006          December 31, 2005
                           -----------------------     -----------------------
     Raw Materials        $             4,797,574    $              3,548,251
     Work in Process                      499,940                     303,096
     Finished Goods                     2,571,081                   2,882,126
     Supplies                             163,396                     186,165
                           -----------------------     -----------------------
                  TOTAL  $              8,031,991    $              6,919,638
                           =======================     =======================

PROPERTY, PLANT AND EQUIPMENT:

                                                                 September 30, 2006              December 31, 2005
                                                             ---------------------------      -------------------------
      Land                                                $             2,405,749          $            2,649,939
      Building and leasehold improvements                               2,821,421                       2,916,370
      Machinery and equipment                                           6,269,165                       5,891,036
      Computer equipment                                                  350,161                         285,406
      Transportation equipment                                             57,619                          56,147
      Furniture and fixtures                                               77,404                          74,683
      Construction in progress                                             37,174                          80,865
                                                             ---------------------------      -------------------------
           Total
      Accumulated depreciation and amortization                       (1,516,055)                       (814,746)
                                                             ---------------------------      -------------------------
           Net Property, Plant and Equipment              $            10,502,638                     $11,139,700
                                                             ===========================      =========================


     The Company incurred an impairment charge in Q2 2006 related to the Haines Road site located in Mississauga, Ontario related to environmental contamination. Using estimates by environmental firms, the Company determined the Haines Road real estate was impaired by approximately $750,000.


8.   Debt

         Short Term Debt
         ---------------

                                                               September 30, 2006               December 31, 2005
                                                           ---------------------------       -------------------------
      EWCO revolving credit facility                      $             7,270,751       $               6,016,786
      Steelbank revolving credit facility                               3,451,615                       2,356,418
      First mortgage on Haines Road real estate                         3,071,139                       2,971,175
                                                           ---------------------------       -------------------------
           TOTAL                                          $            13,793,505                     $11,344,379
                                                           ===========================       =========================

Term Debt, Classified as Current

                                                                September 30, 2006             December 31, 2005
                                                           ---------------------------       --------------------------
      EWCO term loan                                      $               859,633         $             1,068,733
      Steelbank term loan                                               1,319,913                       1,531,530
      Second mortgage on Haines Road real estate                        1,077,480                       1,029,600
      Third mortgage on Haines Road real estate                           448,950                         429,000
      Convertible debt (less discounts of $1,188,187*
           and $818,980, respectively) **                               4,436,813                       5,181,020
      Other                                                                12,546                          21,303
                                                            --------------------------     --------------------------
           Total                                                        8,155,335                       9,261,186
      Current portion ***                                             (8,150,740)                     (9,250,944)
                                                            --------------------------     --------------------------
      Long-term portion                                   $                 4,595         $                10,242
                                                            ==========================     ==========================

     *Previously reported as $828,578
     **Previously reported as $4,796,422 for 2006
      ***Previously reported as $(8,510,349) for 2006

     Annual maturities of long-term debt and capital lease obligations based on the stated terms of the underlying agreements are as follows:

                 2006                       $          3,005,155
                 2007                                  2,913,576
                 2008                                  2,721,061
                 2009                                    609,451
                 2010                                     94,280
                                              -------------------
                 TOTAL                      $          9,343,523
                                              ===================


EWCO Credit Facility - Terms and Default
----------------------------------------

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

     Both the revolving credit line and term loan are secured by all of the assets of EWCO, approximately $16.9 million as of September 30, 2006, and a guarantee by Tarpon. Interest on both loans was at the bank's prime rate plus 1/2% (8.75% through September 30, 2006), but increased to prime plus 2 1/2% effective October 2, 2006 as a result of defaults with respect to certain loan covenants as discussed below.

     Both the revolving credit line and the term loan are subject to loan covenants which require EWCO to maintain: (1) a minimum debt service coverage ratio (generally net income adjusted for depreciation, capital expenditures, and cash distributions and advances, divided by principal payments of debt) of at least 1.50 to 1.00, and (2) a minimum tangible net worth defined as ($1,855,000) plus 80% of its net income for the preceding fiscal year (not reduced for losses), starting with net income for 2005. EWCO's debt service coverage ratio as of September 30, 2006 was 2.29 to 1.0, and tangible net worth as defined per the loan agreement as of September 30, 2006 was ($525,425). Hence, EWCO as of September 30, 2006 was technically in compliance with these financial loan covenants.

     The loan agreement also generally prohibits dividends, and limits EWCO's ability to make capital expenditures in excess of $1,500,000 during the 12 months after its initial public offering and in excess of $750,000 in the subsequent 12-month period. EWCO was in compliance with these loan covenants as well.

     EWCO must also pay a 0.25% unused line of credit fee each month and is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity. Approximately $248,006 was available for borrowing under the revolving credit facility as of September 30, 2006.

     While EWCO was in compliance with its financial loan covenants as of September 30, 2006, LaSalle Bank issued a notice of default to EWCO on August 15, 2006 indicating EWCO was in default on at least one of its covenants during the period from November 2005 through June 2006. On October 2, 2006, LaSalle reaffirmed EWCO's default, citing that (i) EWCO had failed to meet its debt service coverage test on occasion during the period from November 2005 through June 2006, (ii) that Tarpon had breached its subordination agreement for payment on debt due Laurus Master Trust, a junior creditor, while Tarpon's Steelbank subsidiary was in technical default to LaSalle Business Credit, (iii) that EWCO had breached its loan agreement relating to permitted application of proceeds of a $6 million loan from Laurus, and that (iv) EWCO has been unable to pay its obligations as they become due. These circumstances, as well as other events such as the withdrawal of the firm's independent accountants, constituted a material adverse change in the loan collateral and the business condition of the obligor. From October 1, 2006 forward, EWCO's loans will bear interest at a rate of prime plus 2 1/2%. LaSalle had agreed to waive any default interest through September 30, 2006. Due to violation of its debt service covenants as well as the Company's going concern qualification, the debt has been classified as a current liability.


Steelbank Credit Facility - Terms and Default
---------------------------------------------

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

     Each  month,  Steelbank  must pay a 0.50%  unused line of credit fee and an
administrative   fee  of  approximately   $1,700.  As  of  September  30,  2006,
approximately $740,000 was available for borrowing.

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


Steelbank Mortgages
-------------------

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

     In November 2006 Agellan Investment, Inc., a Canadian real estate developer reached an agreement with Tarpon to purchase the Haines Road land and building and to lease back the manufacturing site to Steelbank. Although all three mortgages were past due, the mortgagors agreed to extensions on their respective due dates for the purpose of enabling Steelbank to sell the property to Agellan. Proceeds of Cdn. $5.7 million is sufficient to pay in full all three mortgages. The sale is scheduled to close November 22, 2006.


Convertible Debt
----------------

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

     In connection with this financing, the Company recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature inherent in the instrument. Such discounts are being amortized using the effective interest method over the term of the related debt. The conversion feature itself was deemed to be a derivative under FASB Statement No. 133. The Company estimated the fair value of the conversion feature to be $93,000 as of September 30, 2006, $269,000 as of June 30, 2006, $873,000 as of March 31, 2006,
and $817,000 as December 31, 2005. The $724,000 decrease in value during nine months ended September 30, 2006 is shown as a "Gain from derivatives" within the Statement of Operations. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,685,000, including warrants to purchase up to 300,000 shares of common stock to Joseph Gunnar, a related party, recorded as deferred financing costs and amortized over the life of the note. The 300,000 warrants were valued at approximately $432,000 using the
Black-Scholes model using the same assumptions described above, except for a term of five years. The warrants were deemed to be a derivative instrument as they can be put back to the Company, and, therefore the corresponding liability was marked to market and recorded at a fair value of $126,000 as of September 30, 2006, $219,000 as of June 30, 2006, $411,000 as of March 31, 2006 and
$366,000 as of December 31, 2005. The $240,000 decrease in value during the nine months ended September 30, 2006 is shown under "Gain from derivatives" within the Statement of Operations. These warrants are exercisable through December 13, 2010 at $3.27 per share. Although the stated interest rate of the convertible note is the prime rate plus 2%, as a result of the aforementioned discounts and fees, the effective interest rate of the Note was estimated to be approximately 41.8% per annum at its inception on December 13, 2005.

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

     On August 17, 2006, Tarpon reached an agreement with the Laurus fund whereby Tarpon would offer 100,000 shares of Tarpon common stock valued at $190,000 ($1.90 per share) to Laurus in exchange for Laurus amending certain provisions of its loan agreement. In addition, Tarpon agreed to award Laurus 100,000 contingent on Tarpon completing a successful equity raise. The agreement provided that the loan agreement would be amended such that an event of default with LaSalle Bank Midwest (LaSalle) and/or LaSalle Business Credit (LaSalle) which is not declared as a default by LaSalle, would not give rise to default interest due to Laurus. Because LaSalle did not declare the Company in default until October 2, 2006, default interest was therefore not due Laurus for the three months ended September 30, 2006. An equity raise is being pursued by Tarpon with a closing date anticipated in February 2007. Thus, in the quarter ended September 30, 2006, Tarpon reversed the default interest liability, initially recorded as interest expense, of $769,000. The consideration given in shares of $190,000 was recorded as a financing expense.

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

     The Company recognized as an operating expense, non-cash share-based compensation cost in the amount of $35,000 in the third quarter and $100,000 in the nine months ended September 30, 2006. This had the effect of decreasing net income by $35,000, or $0.01 per diluted share, for the quarter, and $100,000, or $.02 per diluted share for the nine months ended September 30, 2006. As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $144,000, which will be recognized over a weighted average period of 1.4 years.

     SFAS 123R requires the Company to present pro forma information for periods prior to the adoption as if the Company had accounted for all employee stock-based awards under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the stock-based awards at the date of the grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to its share-based employee compensation plans (in thousands, except per share amounts):


                                                           (in thousands except per share data)

                                              Three Months Ended           Nine Months Ended
                                                  9/30/2005                    9/30/2005
                                             ----------------------      ---------------------
Net Loss:
As Reported                                $               (1,413)     $              (4,491)
Effect of share-based compensation                               -                          -
Expense - net of tax                                          (61)                      (151)
                                             ----------------------      ---------------------
Pro Forma                                  $               (1,474)     $              (4,642)
                                             ======================      =====================

Loss Per Share:
Basic - As Reported                        $                (0.30)     $               (1.11)
Basic - Pro Forma                          $                (0.32)     $               (1.15)
Diluted - As Reported                      $                (0.30)     $               (1.11)
Diluted - Pro Forma                        $                (0.32)     $               (1.15)


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

     During 2005, the Company granted options for 441,785 shares, exercisable at $5.50 per share, to consultants, officers, employees and directors of the Company. During the nine months ended September 30, 2006, the Company granted options for 100,000 shares, 50,000 to James Bradshaw, Chairman and Chief Executive Officer, exercisable at $2.45 per share, 40,000 to J. Stanley Baumgartner, Chief Financial Officer, exercisable at $1.75 per share and 10,000 to Tracy Shellabarger, exercisable at $2.60 per share. All options that have been granted under the plan to officers and employees of the Company vest in cumulative annual installments over three years. Options issued to consultants and directors vest immediately upon issuance.

Activity under this plan is shown in the following tables:


                                                    Three Months Ended                               Nine Months Ended
                                                    September 30, 2006                               September 30, 2006
                                                         Weighted                                      Weighted
         Shares Subject to Option     Shares             Average          Aggregate        Shares       Average         Aggregate
                                                     Exercise Price     Intrinsic (1)                Exercise Price    Intrinsic (1)
                                                                            Value                                         Value
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of period     323,190 (2)  $        5.03 (8)         --             415,085  $          5.50        --
New Grants (based on fair value of
     common stock at dates of grant     50,000 (3)  $        1.92 (3)         --         100,000 (6)  $      2.18 (9)        --
Exercised                                       --  $              --         --                  --  $            --        --
Expired                                         --  $              --         --                  --  $            --        --
Forfeited                                       --  $              --         --       (141,895) (7)  $          5.50        --
                                    ---------------                                    -------------
Outstanding at end of period           373,190 (2)  $        4.61 (5)         --         373,190 (2)  $      4.61 (5)        --
Exercisable at end of period           181,063 (4)  $        5.34 (8)         --         181,063 (4)  $      5.34 (8)        --

     (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

     (2)  Previously reported as 313,190
     (3)  Previously reported as zero
     (4)  Previously reported as 161,063
     (5)  Previously reported as $5.01
     (6)  Previously reported as 50,000
     (7)  Previously reported as (151,895)
     (8)  Previously reported as $5.50
     (9)  Previously reported as $2.45




                                                    Three Months Ended                               Nine Months Ended
                                                    September 30, 2005                               September 30, 2005
                                                         Weighted                                      Weighted
         Shares Subject to Option     Shares             Average          Aggregate        Shares       Average         Aggregate
                                                     Exercise Price     Intrinsic (1)                Exercise Price    Intrinsic (1)
                                                                            Value                                         Value
------------------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of period     346,785       $          --            --              --     $          --          --
New Grants (based on fair value of
     common stock at dates of grant         --       $          --            --         346,785     $        5.50          --
Exercised                                   --       $          --            --              --     $          --          --
Expired                                     --       $          --            --              --     $          --          --
Forfeited                                   --       $          --            --              --     $          --          --
                                    ---------------                                  -------------
Outstanding at end of period           346,785       $        5.50            --         346,785     $        5.50          --
Exercisable at end of period                --       $          --            --              --     $          --          --

     (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

     The total fair value of vested shares on September 30, 2006 was $94,000.

     The estimated fair value as of the date options were granted during the periods presented using the Black Scholes option-pricing model, was as follows:

                                                       Three          Three        Nine             Nine
                                                       Months         Months       Months           Months
                                                       Ended          Ended        Ended            Ended
                                                       9/30/2006      9/30/2005    9/30/2006        9/30/2005
                                                      ------------    ----------   ---------      -----------
Weighted Average Estimated Fair Value Per
     Share of Options Granted During the Period           0.82           N/A       $   0.95        $    3.03
Assumptions:
     Amortized dividend yield                            0.00%           N/A           0.00%            0.00%
     Common Stock price volatility                       70.00%          N/A          70.00%           60.00%
     Risk free rate of return                            4.72%           N/A           4.72%            3.78%
     Expected option term (in years)                       5             N/A              5                5


     The following table summarizes information about stock options at September 30, 2006:


                                           OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                                           -------------------                                  -------------------
                                    Weighted            Weighted                        Weighted          Weighted
  Range of                          Average             Average                        Average           Average
  Exercise                          Remaining           Exercise                       Remaining           Exercise
  Prices           Shares        Contractual Life        Price         Shares       Contractual Life      Price
----------------------------------------------------------------------------------------------------------------------------

  $1.75 (7) to    373,190 (1)       8.81 (2)         $   4.61 (3)     181,063 (4)       8.44 (5)         $   5.34 (6)
     $5.50

     (1)  Previously reported as 313,190
     (2)  Previously reported as 8.68
     (3)  Previously reported as $5.01
     (4)  Previously reported as 161,063
     (5)  Previously reported as 8.39
     (6)  Previously reported as $5.50
     (7)  Previously reported as $2.45

     At September 30, 2006, options covering 100,215 shares were available for future grants under the 2004 Plan.


10.  Comprehensive Income (Loss)


                                                                 Three Months Ended                              Nine Months Ended
                                                                 ------------------                              -----------------
                                                                      September 30,                               September 30,
                                                                      -------------                               -------------

                                                              2006             2005                   2006              2005
                                                              ----             ----                   ----              ----

Net income (loss)                                       $    716,700 (1)     $  (1,413,042)   $ (7,826,824)(2)      $   (4,490,549)
Other comprehensive income (loss):
     Foreign currency translation  adjustments                  (27,613)            71,097             284,908               37,959
                                                         -----------------   --------------   ------------------    ---------------
Comprehensive income (loss)                             $    689,087 (3)      $ (1,341,945)   $  (7,541,916)(4)      $  (4,452,590)
                                                         =================   ==============   ==================    ===============

         (1)Previously reported as $(265,753)
         (2)Previously reported as $(8,800,130)
         (3)Previously reported as $(293,366)
         (4)Previously reported as $(8,515,222)


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


                                                               Three Months Ended                 Nine Months Ended
                                                               ------------------                  -----------------
                                                                   September 30,                     September 30,
                                                                   -------------                    -------------

                                                              2006             2005              2006              2005
                                                              ----             ----              ----              ----

Advisory Services and Expenses                          $        64,133   $     74,664    $    200,325    $        257,572
Stock Options                                                         -              -               -             333,300
Success Fees                                                          -              -               -             200,000
                                                         --------------     ----------     -----------     ---------------
     TOTAL                                              $        64,133   $     74,664    $    200,325    $        790,872
                                                         ==============     ==========     ===========     ===============

     During the nine month period ended September 30, 2006 and 2005, the Company paid the former Chairman of the Board, President and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc. $295,640 and $545,790, respectively.

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

     Joseph Gunnar and Company, LLC ("Gunnar") was the lead underwriter in the Company's 2005 initial public offering, and since such time has assisted the Company in various financing transactions. Gunnar customers hold collectively, a significant amount of the Company's common stock. Gunnar is entitled to participate as an outside observer on the Company's board of directors from which it can exercise significant influence over the activities of the Company. For its services for bridge financing in 2004, Gunnar received a cash fee of $200,000 and 100,000 warrants, subsequently increased to 120,890 warrants as a result of certain anti-dilution privileges contained within the Company's warrant agreement. Gunnar also received cash payments of $83,500 in 2004. The original warrants had an exercise price of $ 6.25 with a term of 5 years. The revised exercise price was reset to $5.17 as a result of the issuance of additional warrants. The 2004 warrants, when issued, had a fair market value of $101,966. In exchange for serving as the underwriter for the Company's Initial Public Offering (IPO) in 2005, Gunnar received a cash fee of $1,638,750. For its assistance in securing the convertible note financing (Note 8), Gunnar received a cash fee of $600,000 and 300,000 warrants with an exercise price of $3.27 and a fair market value of $432,000. The Gunnar warrants can be put back to the Company, and were deemed to be a derivative instrument and classified as a liability. At September 30, 2006, these warrants were marked to market with a value of $126,000 and a gain on the instrument was recorded to gain from derivatives. Gunnar also receives a retainer payable monthly in the amount of $7,500 which expires in December 2006. The following table summarizes the compensation earned by Gunnar:


                                                               Three Months Ended                 Nine Months Ended
                                                               ------------------                  -----------------
                                                                   September 30,                     September 30,
                                                                   -------------                    -------------

                                                              2006             2005              2006              2005
                                                              ----             ----              ----              ----


Fees and Expenses                                       $       22,500    $          22,500   $       68,500   $       102,426
Initial Public Offering                                             -                    -                -          1,638,750
                                                           -----------      ---------------     ------------     --------------
     TOTAL                                              $       22,500    $          22,500   $       68,500   $     1,741,176
                                                           ===========      ===============     ============     ==============


12.  Contingencies

     Pursuant to an agreement executed with the Laurus Master Trust in August 2006, Tarpon agreed to exchange 100,000 warrants in new equity to be raised in the event Tarpon were successful in completing an equity raise. The contingent award of warrants was agreed upon in conjunction with the Tarpon exchange of 100,000 shares for Laurus' amending certain default provisions in its loan agreement with Tarpon. An equity raise is being conducted currently with closings on a private placement anticipated during January of 2007 to May of 2007 and a secondary offering planned for the third quarter of 2007.

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

          *Previously reported as December 2006

         **Previously reported: "As a result, the Company has accrued the warrant obligation, valued at $190,000, as of September 30, 2006."


13.  Income Taxes

     Tarpon has not recognized potential U.S. or Canadian federal tax benefits from its net losses because of the uncertainty regarding its ability to realize future tax benefits of its net operating loss carryforwards. The loss carryforward at September 30, 2006 is approximately $12.4 million*. If the Company achieves profitability, the net operating loss carryforwards may be available to offset future income taxes.

          *Previously reported as $13.6 million

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

                                                             Three Months Ended September 30, 2006
                                                             -------------------------------------
                                                EWCO             Steelbank (1)          Other (2)               TOTAL
                                                ----             -------------          --------                -----

External Revenues                           $    14,193,726    $        5,801,441   $                 -   $       19,995,167
Inter-Segment Sales                                 107,202              (73,346)              (33,856)                    -
Depreciation and Amortization                        28,459               189,049                     -                  508
Operating Profit (Loss)                             652,329           165,382 (1)       (1,022,738) (2)        (205,027) (3)
Total Assets                                     16,887,227            16,917,975       (2,071,632) (4)              570 (5)
Capital Expenditures                                 19,205          (18,192) (1)                     -

(1)  Previously reported as $213,434
(2)  Previously reported as $(775,816)
(3)  Previously reported as $89,947
(4)  Previously reported as $(2,404,750)
(5)  Previously reported as $31,400,452

     (1) Capital expenditures reflects asset transfers (primarily computer equipment) to EWCO.


                                                             Three Months Ended September 30, 2006
                                                             -------------------------------------
                                                EWCO             Steelbank (1)          Other (2)               TOTAL
                                                ----             -------------          --------                -----


External Revenues                           $    10,336,420     $    5,004,701         $           -      $    15,341,121
Inter-Segment Sales                                 206,679                  -             (206,679)                    -
Depreciation and Amortization                        26,584            171,689                     -              198,273
Operating Profit (Loss)                         (1,419,673)          (934,134)           (2,078,469)          (4,432,276)
Total Assets                                     12,263,017         22,087,818           (1,930,405)           32,420,430
Capital Expenditures                                 13,734             18,762                     -               32,496


                                                               Nine Months Ended September 30, 2006
                                                 EWCO            Steelbank (1)          Other (2)               TOTAL
                                                 ----            -------------          --------                -----

External Revenues                           $    41,482,858     $   17,047,501          $          -       $   58,530,359
Inter-Segment Sales                                 315,997            138,011             (454,008)                    -
Depreciation and Amortization                        85,894            636,929                     -                    3
Operating Profit (Loss)                             672,634         (4,127,305) (1)      (3,351,004) (2)  (6,805,675) (3)
Total Assets                                     16,887,227          16,917,975          (2,071,632) (4)   31,733,570 (5)
Capital Expenditures                                 19,205             264,053 (1)                -


(1)  Previously reported as $(4,079,253)
(2)  Previously reported as $(3,104,083)
(3)  Previously reported as $(6,510,702)
(4)  Previously reported as $(2,404,750)
(5)  Previously reported as $31,400,452

     (1) Reduction in capital expenditures from six month ended June 30, 2006 represents asset transfers (primarily computer equipment) to EWCO.

                                                             Nine Months Ended September 30, 2006
                                                             -------------------------------------
                                                EWCO             Steelbank           Other (2)               TOTAL
                                                ----             ----------          --------                -----

External Revenues                           $    31,398,691     $    13,047,694      $            -       $      44,446,385
Inter-Segment Sales                                 206,679                   -           (206,679)                       -
Depreciation and Amortization                        79,752             473,356            (37,708)                 515,400
Operating Profit (Loss)                         (1,419,673)           (934,134)         (2,078,469)             (4,432,276)
Total Assets                                     12,263,017          22,087,818         (1,930,405)              32,420,430
Capital Expenditures                                 37,556             100,873                   -                 138,429

     (2) Other represents information for the Company's parent company, Tarpon which is not allocated into the operating segments.

     Revenues by country for the three and nine months ended September 30, 2006 and 2005 are as follows:


                                               Three Months Ended                          Nine Months Ended
                                               ------------------                          -----------------
                                                 September 30,                                September 30,
                                                 -------------                                -------------
                                          2006                     2005                     2006                      2005
                                          ----                     ----                     ----                      ----

United States                   $          15,794,275    $          11,121,947    $          46,647,704    $            33,913,801
Canada                                      4,200,892                4,219,174               11,882,655                 10,532,584
                                   -------------------      -------------------      -------------------      ---------------------
     TOTAL                      $          19,995,167    $          15,341,121    $          58,530,359    $            44,446,385
                                   ===================      ===================      ===================      =====================



15.  Subsequent Events

     Default Notices from LaSalle Bank

     On October 2, 2006 LaSalle Bank Midwest issued a notice of default to EWCO indicating that (i) EWCO had failed to meet its debt service coverage test on one occasion during the period from November 2005 through June 2006, (ii) that Tarpon had breached its subordination agreement for payment on debt due Laurus Master Trust, a junior creditor, while Tarpon's Steelbank subsidiary was in technical default to LaSalle Business Credit, (iii) that EWCO had breached its loan agreement relating to permitted application of proceeds of a $6 million loan from Laurus, and that (iv) EWCO has been unable to pay its obligations as they become due. These circumstances, as well as other events such as the withdrawal of the firm's independent accountants, constituted a material adverse change in the loan collateral and the business condition of the obligor. From October 1, 2006 forward, EWCO's loans will bear interest at a rate of prime plus two percent (2%) per annum, in excess of the interest rate otherwise payable.

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

     Appointment of Independent Auditors

     On October 31, 2006 the Company announced the appointment of Rehmann Robson, a member of The Rehmann Group, LLC as our independent registered public accounting firm.

     Haines Road Property Sale

     In November, 2006 Agellan Investment, Inc., a Canadian real estate developer reached an agreement with Tarpon to purchase the Haines Road land and building and to lease back the manufacturing site to Steelbank. Although all three mortgages were past due, the mortgagors agreed to extensions on their respective due dates for the purpose of enabling Steelbank to sell the property to Agellan. Proceeds of Cdn. $5.7 million is sufficient to pay in full all three mortgages. The sale closed November 22, 2006.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

     Management's discussion and analysis should be read in conjunction with the unaudited interim consolidated financial statements and the accompanying notes. As you read the material below, we urge you to carefully consider our financial statements and related information provided herein.

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

     This report on Form 10-Q/A has been submitted to reflect the removal of default interest expense during the three months ended September 30, 2006. An amendment to the loan agreement with Laurus Master Funds, L.L.C. (Laurus), effective July 1, 2006, provided that an event of default with LaSalle Bank Midwest (LaSalle) and/or LaSalle Business Credit (LaSalle) which is not declared as a default by LaSalle, would not give rise to default interest due to Laurus. LaSalle did declare the Company in default on October 2, 2006. Since such declaration did not occur until the fourth quarter of 2006, default interest should not have been recorded for the three months ended September 30, 2006. Corrections were also made to adjust the amortization of deferred finance costs, recorded as interest expense, to conform to the effective interest method and to properly account for certain share-based compensation transactions. The amendment also provided for the issuance by Tarpon of 100,000 shares upon its execution and another 100,000 shares contingent upon a successful equity raise.


Overview of Recent Operations

     During the third quarter of 2006, Tarpon Industries achieved net revenues of $20.0 million, a 30 percent increase over third quarter 2005. The operating loss for Q3 2006 was $205,000* compared with a loss of $1.55 million for Q3 2005. Net income for the third quarter 2006 was $717,000** or $0.15*** per fully diluted share compared with a net loss of ($1.4) million or ($0.30) per share for the same period last year. Major items resulting in the third quarter 2006 net income of $717,000 included:

     o Reversal of default interest expense of $840,000, representing $769,000 in default interest expense due Laurus and $71,000 of default interest expense due LaSalle for the first six months of 2006 waived in Q3 2006.
     o Finance expense of $190,000 for 100,000 common shares given as consideration to Laurus in exchange for the amendment to the loan agreement issued in August 2006. See Note 7.
     o Amortization of finance costs and accretion of note discounts, recorded as interest expense, of $(693,000), reflecting adjustment to conform to effective interest method.
     o A gain of $269,000 on derivative instruments related to the value of the convertibility option under the Senior Convertible Term Note.

         *Previously reported as income of $42,000
        **Previously reported as a loss of $446,000
       ***Previously reported as $(0.09)

     For the first nine months ended September 2006, Tarpon achieved net revenues of $58.5 million, a 32 percent increase over the $44.4 million revenues reported for the comparable period 2005. Operating loss in 2006 was ($6.8)* million including $4.3 million in impairment charges incurred in the Company's Steelbank operations, compared with an operating loss of ($4.4) million in 2005. Net loss after taxes was ($7.8)** million or ($1.65)*** per share for the nine months ended 2006 compared with a net loss of ($4.5) million or ($1.11) per share in 2005. The net loss in 2006 included $4.3 million in impairment charges and $2.0**** million interest expense, offset by gains of $962,000 related to the change in value of derivative investments, and benefits of $111,000 from foreign currency exchange. Net loss for the first nine months in 2005 of ($4.5) million included $727,000 interest expense and a benefit of $609,000 due to foreign currency exchange.

         *Previously reported as $(6.5) million
        **Previously reported as $(9.0) million
       ***Previously reported as $(1.89) per share
      ****Previously reported as $3.8 million

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

Net Revenues
------------

     Net revenues and sales volume represented by tonnage shipped for the three months ended September 30, 2006 and 2005 are shown in the table below:


                                                    Sales for Three Months Ended September 30,
                                                    ------------------------------------------
                                               2006                                                2005
                                  Net Revenues                 Tonnage               Net Revenues                 Tonnage
                                  ------------                 -------               ------------                 -------

EWCO Tubular               $                5,046,896                5,854    $               5,249,668                 7,383
EWCO SpaceRak                               9,146,830                6,229                    5,086,752                 3,904
Steelbank Tubular                           5,801,441                4,895                    5,004,701                 4,604
                              ------------------------     ----------------     ------------------------      ----------------
     TOTAL                 $               19,995,167               16,978    $              15,341,121                15,891
                              ========================     ================     ========================      ================


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

Cost of Goods Sold and Gross Profit
-----------------------------------

     Gross profit for the three months ended September 30, 2006 was $1.8 million or 9.1% of sales compared with $1.5 million or 10.1% of sales for the same period ended 2005. Significant improvement in margins were achieved within SpaceRak and EWCO Tubing in Q3 2006 compared with Q3 2005, improving 280 basis points and 640 basis points respectively. Steelbank's decline in margins was the primary driver explaining the 100 basis point decline in consolidated gross profit margins from 2005 to 2006. Although SpaceRak increased as a total percent of consolidated sales in Q3 2006 compared with the prior year and its increased margins had a positive impact, the decline in Steelbank margins offset this benefit. A margin improvement program was initiated in all three divisions in Q3 2006.

     Gross margins for SpaceRak experience positive momentum from the Company's programs to raise margins, increasing from 8.1% in Q3 2005 to 10.9% in Q3 2006. A key driver was SpaceRak's 60.0% growth in sales volume, which resulted in greater throughput and reduced manufacturing cost per ton by greater than 500 basis points year over year. Selling price per ton, which increased 13% per ton, was slightly less than the increase in materials cost per ton. As a result of rising materials costs, EWCO and in particular, SpaceRak, instituted a steel surcharge program which saw traction mid way through Q3 2006, reflecting the occasional length of projects.

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

Selling, General and Administrative Expense
-------------------------------------------

     Selling, general and administrative expense including depreciation and amortization was $2.0* million or 9.9%** of sales in Q3 2006 compared with $3.1 million or 20.2% of sales in Q3 2005 including a bad debt charge of $937,000 related to FenceMaster, a customer in Canada which became insolvent (FenceMaster was eventually acquired by Radio Fence, and the FenceMaster receivable was ultimately fully recovered.) Excluding the bad debt charge, third quarter 2005 SG&A expense was $2.2 million. The remaining $200,000 reductions in SG&A were achieved through approximately $200,000 in reduced compensation expenses.

         *Previously reported as $1.8 million
        **Previously reported as 8.7%

Other Income and Expense
------------------------

     Other income and expense (net) in Q3 2006 was income in the amount of $283,000* compared with income in Q3 2005 of $536,000. In Q3 2006 the Company realized a $269,000 gain on derivatives associated with a decreased in value of the convertibility option of the Laurus Senior Convertible Term Note. A $60,000 gain on foreign exchange was recorded in Q3 2006, resulting from favorable currency impact related to operations and working capital of the Steelbank operation. The $555,000 gain on foreign exchange recorded in Q3 2005, with approximately $392,000 attributed primarily to an inter-company loan made from Tarpon for the purchase of the Steelbank. This loan was converted to equity at year end 2005.

     *Previously reported as $673,000

Interest Expense
----------------

     Net interest expense in Q3 2006 was $(638,000)* compared with $268,000 in Q3 2005. Interest expense in Q3 2006 included (1) approximately $150,000 attributed to the senior term convertible note executed in December 2005 at prime plus 200 basis points, (2)reversal of $840,000 in default interest expense comprised of $769,000 on the Laurus note applicable to the first six months of 2006 waived in Q3 2006 and $71,000 of default interest waived in Q3 2006 applicable to the first six months of 2006 by LaSalle, (3) $144,000 of EWCO loan interest in Q3 2006 compared with $120,000 in Q3 2005 arising from higher revolver loan balances, (4) $166,000 of Steelbank loan interest in Q3 2006 compared with $147,000 in Q3 2005 arising from higher loan balances and (5) $(693,000) adjustment of amortization of deferred finance costs and accretion of note discounts to conform with the effective interest method.

     *Previously reported as $1.2 million

Income Taxes
------------

     We have not recognized a potential tax benefit from our net losses, because of the uncertainty regarding our ability to realize future tax benefit of our net operating loss carry forwards. This potential loss carry forward if utilized would be approximately $3.1* million.

     EWCO was an S corporation until December 31, 2003. As a result of its change to a C corporation, EWCO is now subject to income taxes on its taxable income and has no operating loss carry forwards for taxable losses before January 1, 2004.

     *Previously reported as $3.2 million

Net Income (Loss)
-----------------

     Net income for the third quarter 2006 was $717,000*, a substantial improvement from the ($1.4) million loss sustained in the same period 2005. The reduced loss was attributed to better gross margins resulting from the Company's margin improvement program, lower selling, general, and administrative costs, the reversal of $840,000 of default interest expense recorded in the first six months of 2006 and waived in Q3 2006 and the adjustment of $693,000 to the amortization of deferred finance costs and accretion of note discounts to conform with the effective interest method..

     *Previously reported as a loss of $446,000

Comparison of Operating Results for the Nine Month Periods Ended September 30, 2006 and 2005

Net Revenues
------------

     Listed in the table below are net revenues and tonnage shipped for the nine months ended September 30, 2006 and 2005:


                                                                        Nine Months Ended September 30,
                                                                   -------------------------------
                                                         2006                                             2005
                                         Net Revenues                 Tonnage              Net Revenues          Tonnage
                                         ------------                 -------              ------------          -------

EWCO Tubular                      $          16,962,399               21,172    $          15,499,420             19,768
EWCO SpaceRak                                24,520,459               17,510               15,899,271             11,865
Steelbank Tubular                            17,047,501               15,500               13,047,694             11,502
                                    --------------------     ----------------     --------------------      -------------
     TOTAL                        $          58,530,359               54,182    $          44,446,385             43,135
                                    ====================     ================     ====================      =============

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

     Sales of EWCO's SpaceRak, an engineering project driven business, saw an increase in sales of approximately 54.2% in the first nine months of 2006 to $24.5 million compared with $15.9 million in the nine months of 2005. The sales increase was driven by increased selling efforts to promote the Company's value added engineering design capability, the ability to attract large projects from national customers with multi-sites, and improvement in pricing. As a result, sales volume increased 48% year over year from 11.9 thousand tons in 2005 to
17.5 thousand tons in 2006, while revenue per ton increased by 5% to $1,400 in 2006 from $1,340 in 2005.

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

Cost of Goods Sold and Gross Profit
-----------------------------------

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

     Gross margins for SpaceRak experienced positive momentum from volume and pricing which essentially kept pace with rising steel costs. The steel surcharge program initiated in Q3 2006 enabled SpaceRak to match revenue per ton with cost increases per ton and position SpaceRak for margin improvement in future quarters. SpaceRak's 35% increase in sales volume (tonnage) helped drive conversion cost per ton down by approximately 500 basis points YTD 2006 compared with 2005.

     Gross margins with EWCO tubing improved YTD 2006 compared with 2005 by about 280 basis points due primarily to sales initiatives to broaden EWCO's customer base including sectors with historically higher margins. Additionally, price increases have been put in place to keep pace with rising materials costs. Manufacturing costs per ton have not had a material impact on margins despite a 7% increase in volume throughput.

     Gross margins for Steelbank declined as a result of an intensely competitive market in Canada, culminating in Steelbank's lack of ability to pass on pricing to customers as material costs increased. In addition, conversion costs per ton increased about 500 basis points due primarily to a manufacturing line conversion and operating adjustments

Selling, General and Administrative Expense
-------------------------------------------

     Selling, general and administrative costs decreased for the nine months ended 2006 to $7.1* million from $7.4 million in 2005. The bad debt write off of Fencemaster of $925,000 in 2005 the most significant change year over year. Excluding this bad debt, SG&A showed approximately a $625,000** increase YTD in 2006. The majority of that increase, about $300,000 was attributed to higher audit, legal and professional fees, while insurance costs increased about $90,000. Additionally, $190,000 in finance expense was recorded in Q3 2006 to reflect the consideration paid in shares to Laurus for the amendment to the loan agreement executed in August, 2006.

     *Previously reported as $6.8 million
    **Previously reported as $380,000


Impairment
----------

     The Company incurred impairment in 2006 and none during the comparable period in 2005. The 2006 impairment charges were taken in Q2 2006, and there were two types of impairment incurred. Goodwill and intangibles related to the Steelbank and Haines Road acquisitions were determined to be impaired based upon an evaluation of these assets conducted in Q2 2006 in accordance with provisions of SFAS 142. This resulted in an impairment charge of $3.6 million (see Note 5 "Goodwill and Intangible Assets").

     Additionally, the Company incurred an impairment charge in Q2 2006 related to the Haines Road site located in Mississauga, Ontario related to environmental contamination. Using estimates by environmental firms, the Company determined the Haines Road real estate was impaired by approximately $750,000.


Other Income and Expense
------------------------

     Other income and expense resulted in income for the first nine months of 2006 resulted in net gains of $1.0* million compared with net gains of $609,000 in 2005. YTD gains included a $962,000 gain on derivatives associated with the convertibility option associated with the Laurus Senior Term Convertible Note and $111,000 gains on foreign currency exchange offset by about 110,000 of miscellaneous expense and amortization of bank financing costs. The 2005 gain of $609,000 was related to foreign currency exchange, principally associated with inter-company items associated with the Steelbank acquisition.

     *Previously reported as $1.3 million


Interest Expense
----------------

     Net interest expense increased in 2006 to $2.0* million for the nine months ended September 30, 2006 compared with $727,000 in 2005. Approximately $1.9** million of the 2006 total was incurred by the Tarpon entity, with about $400,000 representing interest on borrowings under the Laurus Senior Convertible Term Note and $1.5 million represented by amortization of financing costs under the Laurus note, adjusted in the third quarter of 2006 to conform to the effective interest method of accounting. Interest expense under EWCO's line of credit and term note borrowings were $337,000 compared with $350,000 in 2005 as average loan balances were slightly lower than in 2005, but interest rates in 2006 averaged about 200 basis points higher. Steelbank interest expense of $477,000 compared with $328,000 in 2005 was attributed to higher revolving line credit balances in 2006 and interest rates ranging from 150 to 200 basis points higher in 2006.

     *Previously reported as $3.8 million
    **Previously reported as $3.0 million


Income Taxes
------------

     We have not recognized a potential tax benefit from our net losses, because of the uncertainty regarding our ability to realize future tax benefit of our net operating loss carry forwards. This potential loss carry forward if utilized would be approximately $3.1* million.

     EWCO was an S corporation until December 31, 2003. As a result of its change to a C corporation, EWCO is now subject to income taxes on its taxable income and has no operating loss carry forwards for taxable losses before January 1, 2004.

     *Previously reported as $3.2 million


Net Losses
----------

     Net losses increased to $7.8* million in 2006 compared with $4.5 million in 2005. Impairment charges accounted for $4.3 million of the loss in 2006 and net gains from other income and expense improved by $343,000 in 2006. However, interest costs, including the non-cash amortization of deferred finance costs and accretion of loan discounts resulted in $1.3 million in added costs in 2006.

     *Previously reported as $9.0 million


Liquidity and Capital Resources
-------------------------------

     As of September 30, 2006, we had a net operating working capital deficit of approximately $13.6 million(1), including cash and cash equivalents of approximately $175,000, accounts receivable of approximately $10.9 million, inventories of approximately $8.0 million, and total current operating liabilities of approximately $33.4 million(2), including accounts payable of approximately $10.0 million(3) and other accrued expenses of $1.4 million(4). Other current liabilities at September 30, 2006 include $10.7 million(5) outstanding on revolving credit facilities and a first mortgage on the Haines Road facility of approximately $3.1 million, as well as approximately $8.2 million(6) of term loans reclassified as current due to the Company not being in compliance with certain financial covenants.

     The Company has approximately $21.9 million(7) of short term debt and current maturities on long term debt due currently. The Company is seeking to obtain financing for working capital needs. There can be no assurance that such financing can be obtained, which may have a material adverse effect on its operations and continuance of business operations.

(1)  Previously reported as $14.5 million
(2)  Previously reported as $34.3 million
(3)  Previously reported as $10.2 million
(4)  Previously reported as $1.5 million
(5)  Previously reported as $7.5 million
(6)  Previously reported as $5.1 million
(7)  Previously reported as $22.3 million


Cash Flows From Operating Activities
------------------------------------

     Net cash used by the Company's operations during the first nine months of 2006 was approximately $6.9 million. Cash was used primarily by (1) $7.8* million of losses before depreciation and amortization, (2) $3.0 million increase in accounts receivable, primarily due to increased sales, (3) $1.0 million increase in inventories and (4) $450,000 decrease in accounts payable and other current liabilities. These uses were partially offset by an increase in customer advance payments used to finance material costs associated with large orders.

     *Previously reported as $9.0 million


Cash Flows From Investing Activities
------------------------------------

     The Company's investing activities used approximately $1.3 million in the first nine months of 2006. Cash was used primarily for the payment of FenceMaster obligations of $985,000 and $283,000 for capital expenditures.


Cash Flows From Financing Activities
------------------------------------

     The Company's financing activities provided approximately $1.5 million of cash flows in the first nine months of 2006. Cash was used for principal payments on the Company's revolving credit facilities of $188,000 and term notes of $534,000, while net borrowings on credit facilities provided approximately $2.2 million.


Existing Financing Arrangements
-------------------------------

     For information on the Company's existing financing arrangements,  refer to
Note 8 in the Tarpon Industries, Inc. and Subsidiaries - Notes to Consolidated Financial Statements Contained elsewhere in this report on Form 10-Q/A.


Critical Accounting Policies and Use of Estimates
-------------------------------------------------

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


Business Combinations and Intangible Assets
-------------------------------------------

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


Bad Debts
---------

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


Grants of Options and Warrants
------------------------------

     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in the Company's financial statements. Prior to January 1, 2006, the Company applied the requirements of APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its share-based payment plans. Under APB 25, generally no compensation expense was recognized for the Company's share-based payment plans since the exercise price of granted employee stock options was greater than or equal to the market value of the underlying common stock on the date of grant.

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


Contractual Obligations
-----------------------

     While EWCO was in compliance with loan covenants as of September 30, 2006, LaSalle Bank issued a notice of default to EWCO on August 15, 2006 indicating EWCO was in default on at least one of its financial covenants during the period from November 2005 through June 2006. On October 2, 2006, LaSalle reaffirmed EWCO's default, citing that (i) EWCO had failed to meet its debt service coverage test on occasion during the period from November 2005 through June 2006, (ii) that Tarpon had breached its subordination agreement for payment on debt due Laurus Master Trust, a junior creditor, while Tarpon's Steelbank subsidiary was in technical default to LaSalle Business Credit, (iii) that EWCO had breached its loan agreement relating to permitted application of proceeds of a $6 million loan from Laurus, and that (iv) EWCO has been unable to pay its obligations as they become due. These circumstances, as well as other events such as the withdrawal of the firm's independent accountants, constituted a material adverse change in the loan collateral and the business condition of the obligor. On October 2, 2006, LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, issued a notice of default to Steelbank, as a result of Steelbank's failure to meet its adjusted net worth covenant and its debt service coverage ratio covenants. From and after October 1, 2006, EWCO's loans will bear interest at a rate of prime plus 2 1/2% and Steelbank's loans will bear interest at a rate of two per cent (2%) per annum in excess of the interest rate otherwise payable. LaSalle had agreed to waive any default interest through September 30, 2006. Due to violation of its debt service covenants as well as the Company's going concern qualification, the debt has been classified as a current liability.

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

                               September 30, 2006
                             Expected Maturity Dates
                         (U.S.$ equivalent in thousands)

                                                                                             There-
                                        2006          2007      2008       2009       2010    after       Total         Fair Value
                                        ----          ----      ----       ----       ----    ------      -----         ----------
Short-term Debt:
     Variable Rate (U.S.$)            $     7,271                                                         $   7,271    $   7,271
          Average Interest Rate             8.75%
     Variable Rate (Cdn.$)            $     6,523                                                         $   6,523    $   6,523
          Average Interest Rate             7.38%
Long-term Debt:
     Variable Rate (U.S.$)            $     1,382   $  2,529   $   2,341  $    232                        $   6,484    $   6,484
          Average Interest Rate            10.15%     10.02%      10.02%     8.25%
     Fixed Rate (U.S.$)               $         2   $      8   $       2                                  $      12    $      12
          Average Interest Rate             6.19%      5.24%       5.24%
     Variable Rate (Cdn.$)            $        95   $    377   $     377  $    377   $     94             $   1,320    $   1,320
          Average Interest Rate             7.50%      7.50%       7.50%     7.50%      7.50%
     Fixed Rate (Cdn.$)               $     1,526                                                         $   1,526    $   1,526
          Average Interest Rate             8.59%

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

     The table below provides information about the Company's steel inventory that is sensitive to changes in commodity prices, specifically steel prices. The table presents the carrying amount and fair value as of the indicated date:

                                               September 30, 2006
                                          (U.S.$ equivalent in thousands)
                             Carrying Amount                       Fair Value
                             ---------------                       ----------
Steel Inventories..........     $8,032                             $8,032


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

     Our Independent Registered Public Accounting Firm has identified a variety of material weaknesses in our internal controls over financial reporting. These material weaknesses stem in significant part from the acquisition policy which we are following in which private, unrelated companies are being combined. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses, identified by them, are as follows:

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

J.   An inability to make required SEC filings in a timely manner.

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

     These efforts require significant time and resources. If we are unable to establish appropriate internal financial reporting controls and procedures, our reported financial information may be inaccurate and we will encounter difficulties in the audit or review of our financial statements by our independent auditors, which in turn may have material adverse effects on our ability to prepare financial statements in accordance with generally accepted accounting principles and to comply, or timely comply, with our SEC reporting obligations.



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

                                        TARPON INDUSTRIES, INC.
                                        (Registrant)

Dated:  April 23, 2007                  By:/s/James W. Bradshaw
                                           ------------------------------
                                           James W. Bradshaw
                                           Chief Executive Officer




Dated:  April 23, 2007                   By:/s/James W. Bradshaw
                                           ------------------------------
                                           James W. Bradshaw
                                           Chief Financial Officer

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