Form 10-K/A
period 2006-12-31
Tarpon Industries, Inc.
filed 2007-04-23
CIK 1303565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

                                   FORM 10-K/A
                               (Amendment No. 1)

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

                           ANNUAL REPORT ON FORM 10-K/A

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

EXPLANATORY NOTE:

The Registrant is filing this amendment on Form 10-K/A to include (a) the reports of the Registrant's auditors and (b) such changes to the report on Form 10-K previously filed by the Registrant which the Registrant determined to make in conjunction with the inclusion of such auditors' reports.




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

Our Customers

     We market and sell our steel tubing products to customers in original equipment manufacturer automotive, boating, industrial equipment, construction, agricultural, steel service center, and leisure and recreational vehicle markets. We market and sell our steel storage rack systems products to customers in the home center industry, retail distribution, public warehouse and commercial and industrial distribution markets and distributors to customers in those markets. During 2006, our ten largest customers represented approximately 46% of our combined net revenues, including Menard, Inc., which represented approximately 15% of our combined net revenues. During 2005, our ten largest customers represented approximately 55% of our combined net revenues, including Menard, Inc., which represented approximately 14% of our combined net revenues. The loss of any of these customers or any significant reduction in their business would have an adverse effect on our business, financial condition and results of operations. With the exception of FENCEMaster, the Company has been able to retain all significant customers.

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

     Our Independent Registered Public Accounting Firm identified a variety of material weaknesses in our internal controls over financial reporting. These material weaknesses stem in significant part from the acquisition policy which we are following in which private, unrelated companies are being combined. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses are as follows:

A. A lack of formalized accounting policies and procedures, including written procedures for monthly, quarterly and annual closing of financial books and records.
B. A lack of common systems or a common chart of accounts an use of spreadsheets to perform consolidations, which resulted in errors.
C. Insufficient resources or knowledge to adequately complete the process of documenting, testing, and evaluating our internal controls over financial reporting as required by the Sarbanes-Oxley Act.
D. Insufficient process to ensure financial statements adequately disclose information required by Generally Accepted Accounting Principles (GAAP).
E. Account reconciliations and supporting documentation not prepared on a timely basis.
F. Duties and control activities within the finance function have not been appropriately segregated.
G. A lack of adequate process to identify and ensure that non-standard journal entries are subject to an appropriate level of review.
H. The Company's invoicing system relies on certain manual controls which may not be sufficient to minimize the risk of incorrect revenue recognition.
I.   Insufficient process to ensure that all required SEC filings are made.
J. A lack of communication or monitoring by management or the board of directors in relation to controls or expectations related to fraud.
K. A lack of controls over the authorization, issuance and recording of equity transactions and an overall lack of knowledge of stock-based compensation accounting initially resulting in errors in the recording of expense, which were corrected in the audit process.
L. Insufficient familiarity with historical accounting entries as a result of continued turnover in key positions within the accounting department.
M.   A lack of periodic reviews over account reconciliations.
N.   An inability to submit required SEC filings in a timely manner.

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

     Future sales of substantial amounts of Common Stock in the public market or the perception that such sales may occur could adversely affect the market price of the Common Stock. As of April 2, 2007, there are 4,993,712 shares of Common Stock outstanding. Warrants and optional convertible note shares to purchase an aggregate of 4,542,838 Common Stock were then outstanding and options to purchase a total of 673,190 Common Stock were then granted under our option plan. Our outstanding Common Stock and the Common Stock underlying these warrants, convertible securities and options are either now eligible for sale under Rule 144 or will be eligible beginning at varying times in the future. In connection with a private placement we are conducting, we expect to register, under the Securities Act of 1933, a total of 5,600,000 shares sold and to be sold and related warrant shares, as well as warrant shares and shares issuable on conversion of convertible securities related to prior financings, the amount of which is not presently fixed, and which together could total in excess of 10,000,000 shares. All of the above represents a significant overhang on the trading market for our Common Stock and may serve to depress the trading price of our Common Stock and further dilute the position of existing stockholders.

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


     Equity Compensation Plan Information

     The following information is provided as of December 31, 2006 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

-------------------------------------------------------------------------------

                                               (a)                        (b)                     (c)
                                             Number of                  Weighted-         Number of securities
                                         securities to be               average           remaining available for
                                            issued upon              exercise price       future issuance under
                                            exercise of                   of              equity compensation
                                            outstanding               outstanding         plans (excluding
                                         options, warrants         options warrants       securities reflected
                                            and rights                and rights             in column (a)
Plan category
Equity compensation
plans approved by
security holders (1)                             673,190        $           2.88                       326,810
Equity compensations
plans not approved by
security holders (2)                           2,822,635        $           1.65                           --
                                               ---------                                               --------
Total                                          3,495,825                                               326,810
                                               =========                                               =======

     (1) This equity compensation is under the 2004 Stock Option Plan and after giving effect to options approved in 2004, but granted effective February 17, 2005.

     (2) These plans consist of (a) warrants to purchase an aggregate of 893,806 common shares at a weighted average exercise price of $2.33 a share until August 16, 2010 issued to 29 participants in our 2004 note financing in February, March and April 2004 and adjusted per their anti-dilution provision with regards to our December 2005 note financing, (b) warrants to purchase an aggregate of 123,614 common shares at an exercise price of $1.25 a share until August 16, 2010 issued to 16 designees of the placement agent in our 2004 note financing in April 2004 and adjusted per their anti-dilution provision with regards to our December 2005 note financing, (c) warrants to purchase 243,360 common shares at an exercise price of $0.98 a share until February 14, 2010 issued to 12 designees of the underwriters in our initial public offering of common shares in February 2005 and adjusted per their anti-dilution provision with regards to our December 2005 note financing, (d) warrants to purchase an aggregate of 300,000 common shares at an exercise price of $0.91 a share until December 13, 2010 issued to 8 designees of the placement agent in our December 2005 note financing, (e) warrants to purchase an aggregate of 390,000 common shares at an exercise price of $3.08 a share until December 13, 2012 issued to 1 designee in our December 2005 note financing, (e) warrants to purchase 775,000 common shares at an exercise price of $0.80 a share to the 13 holders of bridge notes in connection with our December 7, 2006 bridge note financing and (f) warrants to purchase 96,875 common shares at an exercise price of $0.80 a share to 11 designees of the placement agent in our December 7, 2006 bridge note financing. The warrants are subject to anti-dilution adjustments. The exercise prices of these warrants were at or above the fair market value of the underlying common shares on the date of grant. At the time these options are exercised, the optionee must pay the full option price for all shares purchased in cash or by a cashless exercise in which we withhold shares with a fair value equal to the exercise price. The warrants may be assigned, but we are required to be notified of the assignment.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is for Tarpon as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 (year of inception). The financial data has been derived from our audited financial statements, some of which appear elsewhere in this report together with the report of Rehmann Robson, our current Independent Registered Public Accounting Firm, and Grant Thornton LLP, our previous Independent Registered Public Accounting Firm, whose report on EWCO's financial statements includes an explanatory paragraph relating to an uncertainty concerning their ability to continue as a going concern. Individual data for Steelbank has not been included because the same is not deemed significant in relation to EWCO and Haines Road.


Tarpon Industries Inc. and Subsidiaries


                                                                            Tarpon Industries, Inc.
                                                                            Year Ended December 31,
                                                                    (in thousands except per share data)

Statement of Operations Data:                            2006           2005           2004          2003         2002
                                                      ------------    ----------     ----------    ---------    ---------
Net revenues.......................................    $   75,331  $     60,851   $     37,622  $        --  $        --
Gross profit.......................................         5,801         4,320          3,676           --           --
Interest expense...................................         3,123         1,075          1,237           --           --
Depreciation and amortization......................           929           939            141           --           --
Net loss before taxes..............................       (9,993)       (7,411)        (2,065)        (650)        (766)
Net loss...........................................       (9,993)       (7,310)        (1,995)        (650)        (766)
Net loss per common share
- basic and diluted................................        (2.08)        (1.74)         (1.63)       (0.54)       (0.73)
Weighted average number of common
shares outstanding.................................         4,814         4,194          1,227        1,195        1,050


                                                                                  Tarpon Industries, Inc.
                                                                                  Year Ended December 31,
                                                                           (in thousands except per share data)

 Balance Sheet Data:                                             2006          2005           2004          2003         2002
                                                              -----------    ----------    -----------    ---------    ----------
 Cash and cash equivalents...............................     $    1,376     $  7,317      $      258     $     22     $     169
 Working capital (deficit)...............................        (9,848)      (11,083)        (2,084)           13            81
 Total Assets............................................         24,116        39,005         21,708          331           269
 2005 note financing obligations.........................             --            --          2,150          ---            --
 Long-term obligations, net of current portion...........              3            10          1,314          ---            --
 Accumulated deficit.....................................       (20,714)      (10,721)        (3,411)      (1,417)         (766)
 Shareholder's (deficit) equity (1)......................        (3,427)         5,195        (1,039)           13            81



                                                                             Eugene Welding Co. As of
                                                                                  December 31,
                                                                          2003               2002
                                                                     ---------------     --------------
Statement of Operations Data;                                        (In thousands, except per share data)
Net revenues................................................            $  26,442           $    26,444
Gross margin................................................                1,479                 1,916
Interest expense............................................                  200                   183
Depreciation and amortization...............................                  148                   150
Net income (loss) before taxes..............................              (1,260)                   (4)
Net income (loss) (1).......................................              (1,260)                   (4)

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

     Gross profit was $5.8 million and $4.3 million for the years ended December 31, 2006 and 2005, respectively. The increase in gross profit dollars in 2006 compared with 2005 was primarily due to reduced manufacturing costs and improved pricing controls at EWCO's SpaceRak division as well as a more stable market for steel prices, which permitted us to better manage our margins. Overall gross margins increased to 7.7% for 2006 versus 7.1% for 2005 for the reasons noted above.

Operating Expenses


Selling General and Administration Expense

     In 2006 and 2005, our operating expenses (including Haines Road since the February 2005 date of acquisition) were:

                                                  2006                         2005                    Cost Change
                                        -------------------------     ------------------------    -----------------------
                                              $         Sales %          $          Sales %           $            %
                                          ----------  ------------    --------    ------------    ---------    ----------
                                                                    (dollars in thousands)
Tarpon (unconsolidated)...............    $   4,745          N/A      $ 3,823             N/A     $    922         24.1%
EWCO..................................        3,027         5.6%        3,018            6.9%            9          0.2%
Steelbank ............................        1,519         7.1%        2,852           16.0%      (1,333)       (46.7%)


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

Other Income and Expense

     Other income and expense resulted in income for 2006 of $1,095,000 compared with income of $897,000 in 2005, with increases in Gain on Derivatives of $738,000 associated with the convertibility option associated with the Laurus Senior Convertible Term Note and Miscellaneous Income of $157,000, offset by Finance Costs of $158,000, as well as a decrease in Foreign Exchange Gain of $595,000.

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

Cost of Goods Sold and the Related Gross Profit

     In 2005 and 2004 our cost of goods sold and the related gross margin (including EWCO and Steelbank since the date of acquisition, April 2004 for EWCO, May 2004 for Steelbank, and February 2005 for Haines Road) were:

                                                     2005                           2004                   Cost Change
                                          ----------------------------    -------------------------    --------------------
                                                COGS $         GM%        COGS $         GM %           $           %
                                             ------------    ---------  -----------    ----------      -----    ---------
                                                                          (dollars in thousands)
EWCO Tubular............................     $   19,287         4.4%      $   12,743         12.9%      $ 6,544       51.4%
EWCO SpaceRak (R).......................         21,513         5.9%          16,757          5.5%        4,756       28.4%
Steelbank...............................         15,731        11.7%           4,446         15.6%       11,285      253.8%

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

Operating Expenses

Selling General and Administrative Expense

     In 2005 and 2004, our operating expenses (including EWCO and Steelbank since the date of acquisition, April 2004 for EWCO, May 2004 for Steelbank, and February 2005 for Haines Road) were:

                                                2005                           2004                     Cost Change
                                     ----------------------------    -------------------------    ------------------------
                                            $          Sales %           $          Sales %          $          Sales %
                                        ---------    ------------    ---------    ------------    ---------    -----------
                                                                    (dollars in thousands)
Tarpon..........................        $  3,823             N/A      $   929             N/A      $ 2,892          311.3%
EWCO............................           3,018            6.9%        2,050             6.3%         968           47.2%
Steelbank (including
Haines Road)....................           2,852           16.0%          884            15.6%       4,397          497.4%


     Operating expenses were $9.7 million and $3.9 million for the twelve month periods ended December 31, 2005 and 2004. Operating expense as a percent of sales was 19.0% and 10.3% of net revenue, respectively. We incurred an increase in administrative salaries, commissions and benefits of approximately $703,000, $844,000 and $503,000 at Tarpon, EWCO and Steelbank respectively. Tarpon incurred increased legal and professional fees of approximately $1,660,000, non-cash, non-employee stock option expense of $424,200, and an increase in insurance expense of approximately $119,000. These expenses were primarily associated with becoming a public company in February 2005, the acquisition of EWCO in April 2004, Steelbank in May 2004, and Haines Road in February 2005 and searching for additional companies for acquisitions. In addition we incurred an increase in bad debt expense of approximately $595,000 over 2004 primarily related to the bankruptcy of a significant Steelbank customer for which we have purchase commitments through June 2006 with the new owner. Depreciation and amortization expense increased approximately $798,000 primarily as a result of the acquisition of the Haines Road plant and real estate in February and May 2005, respectively. Our operating expense will remain high as a percentage of net revenues, until the Company can increase sales through proposed acquisitions. Further, we recognized an impairment loss in our Steelbank investment described below.

Impairment

     We recorded an impairment loss of $1,894,000 as a result of our annual impairment test during the fourth quarter 2005. As a result of our impairment test, the carrying value of the Steelbank goodwill exceeded the fair value, and was written down $1,100,000. The definite life intangibles were also tested in this process. As a result, the customer base definite life intangible carrying value exceeded its fair value. It was written down $794,000.

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


Pro Forma Year Ended December 31, 2004

Net Revenues

     Our 2004 pro forma net revenues and shipments, as if we had acquired EWCO and Haines Road as of January 1, 2004, and Steelbank as of May 14, 2004, were as follows:

                                               2004
                               --------------------------------------
                                         $                      %
                                   --------------    ----------------
                                      (dollars in thousands)
                               --------------------------------------
EWCO Tubular.................   $         20,551                32.5
EWCO SpaceRak................             23,051                36.5
Haines Road..................             15,397                24.4
Steelbank....................              5,267                 8.3
  Less Inter-Company.........            (1,064)               (1.7)
                                   --------------        ------------
Total Pro Forma..............   $         63,202               100.0
                                   ==============        ============

                                               2004
                               --------------------------------------
                                         Tons                   %
                                    --------------    ----------------
EWCO Tubular.................             24,803               40.8%
EWCO SpaceRak................             18,452               30.3%
Haines Road..................             17,544               28.9%
                                   --------------     ----------------
Total........................             60,799              100.0%
                                   ==============     ================

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


Cost of Goods Sold and Gross Margin

     The following table reflects cost of goods sold and the related gross margin percentages for 2004 on a pro forma basis, as if we had acquired EWCO and Haines Road as of January 1, 2004, and Steelbank as of May 14, 2004:

                                                   2004
                               --------------------------------------
                                           $                   GM%
                                   --------------    ----------------
EWCO Tubular......................          17,599               14.4%
EWCO SpaceRak.....................          21,663                6.0%
Haines Road.......................          12,484               18.9%
Steelbank.........................           4,446               15.6%
  Less Inter-Company..............           (974)
                                      -------------
    Total.........................          55,218               12.6%
                                      =============

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

                                      2004
                               --------------------------------------
                                       $                      Sales %
                                    --------------    ----------------
                                          (dollars in thousands)
 Tarpon........................     $         1,121              N/A
 EWCO..........................               3,162               7.2%
 Haines Road...................               1,154               7.4%
 Steelbank.....................                 908              17.2%
 Consolidating adjustment......               (213)
 EWCO adjustment...............                  13
 Offering adjustment...........                 424
 Haines Road adjustment........                  75
                                     -----------------
    Total......................     $         6,644              10.5%
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

     At the present time we have insufficient liquidity to meet the above needs. We expect to shortly complete a private placement commenced in January 2007, and to carry out a public offering, in each case of our equity securities, but there can be assurance of the same. In the absence of these activities, we will not be able to meet our obligations and will not be able to continue to operate our businesses.

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


Tarpon Industries, Inc.

Year Ended December 31, 2006

Cash Flows From Operating Activities

     Net cash used in operations in 2006 was $4,780,000. Cash was used primarily by (1) $10.0 million of losses before depreciation and amortization, accretion of note discounts and impairment, (2) $896,000 increase in accounts receivable,
(3) $371,000 increase in prepaid expenses and other current assets and (4) $300,000 decrease in accounts payable and accrued expenses. Cash was provided from operations by a decrease in inventory of $153,000.

Cash Flows From Investing Activities

     Our investing activities in 2006 provided approximately $3,360,000. Cash was provided by $4,691,000 from the sale of the Haines Road real estate in connection with the sale and leaseback transaction contemplated in November 2006. Cash was used for the payment of $985,000 of FENCEMaster obligations and $346,000 for capital expenditures.

Cash Flows From Financing Activities

     Our financing activities used $4,373,000 of cash in 2006. Cash was provided by net borrowings on credit facilities of $444,000 and net proceeds from issuance of bridge notes of $585,000. Cash was used for repayment of long-term obligtions of $2,201,000 and repayment of short-term obligations of $3,201,000.

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

Cash Flows From Investing Activities

     Our investing activities in 2005 used approximately $9,082,000, consisting of $9,093,000 for acquisitions and $1,105,000 for capital expenditures. These uses were offset by $1,000,000 of proceeds related to FENCEMaster, a customer who filed for bankruptcy for which we were a secured creditor.

Cash Flows From Financing Activities

     Our financing activities provided $16,127,000 of cash in 2005. Cash was provided by $13,472,000 from the initial pubic offering of common stock in February 2005, net borrowings on credit facilities of $1,575,000 and proceeds from issuance of long-term debt of $7,735,000. Cash was used for financing costs of $1,287,000, repayment of long-term obligations of $926,000 and repayment of short-term obligations of $5,433,000.

Financing Arrangements

EWCO Credit Facility

     EWCO has a credit facility with LaSalle Bank Midwest N.A., including a revolving credit line for up to $9,000,000, subject to a borrowing base on eligible inventory and receivables, originally maturing August 31, 2007, and a $1,394,000 term loan. The term loan is payable in equal monthly installments of principal based on a five year amortization ending August 1, 2009, but matures August 31, 2007 if the revolving credit facility is not renewed. The loans are secured by all of EWCO's assets of approximately $15.8 million and a guarantee by Tarpon. The principal amount outstanding bears interest, payable monthly, at the bank's prime rate plus 1/2%. Outstanding borrowings averaged $4.8 million during 2006. The weighted average interest rate an credit line borrowings was 9.3% in 2006.

     The loan agreement requires EWCO to maintain a minimum debt service coverage ratio (generally net income adjusted for depreciation, capital expenditures, and cash distributions and advances, divided by principal payments of debt) of at least 1.50 to 1.00. EWCO's debt service coverage ratio as of December 31, 2006 was 3.44 to 1.00. The loan agreement also requires EWCO to maintain minimum tangible net worth of ($1,855,000) plus 80% of its net income for the preceding fiscal year, starting with net income for 2006. EWCO's tangible net worth as of December 31, 2006 was approximately ($34,000). The loan agreement also generally prohibits dividends and limits EWCO's ability to make capital expenditures in excess of $1,500,000 during the 12 months after our initial public offering and $750,000 a year after such 12-month period.

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

     EWCO must pay a 0.25% unused line of credit fee each month and is also subject to a 1% prepayment fee if the loans are prepaid any time before maturity. As of December 31, 2006, approximately $5,943,000 was outstanding under the revolving credit facility, approximately $790,000 was outstanding under the term loan, and approximately $102,000 was available for borrowing under the revolving credit facility without violating any of the existing debt covenants.

Steelbank Credit Facility

     On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch (the "Lender"). This credit facility provides for a revolving credit line in the maximum principal amount of Cdn. $8,000,000, subject to a borrowing base based on eligible inventory and receivables, originally maturing on February 17, 2008, and a term loan in the principal amount of Cdn. $2,100,000. Principal on the term loan is payable in sixty equal monthly installments of $35,000 Canadian dollars beginning on April 1, 2005. The term loan bears interest, which is payable monthly in arrears, at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 1.00% and 1.50%. The entire amount of the term loan facility will mature on March 1, 2010. Borrowings of Canadian dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 0.75% and 1.25%. Borrowings of U.S. dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's U.S. prime rate. Under certain circumstances, Steelbank has the option to convert all or any part of its Canadian or United States borrowings to an interest rate equal to a Libor rate plus an applicable margin of between 2.25% and 2.75% or a Banker's Acceptance rate plus an applicable margin of between 2.25% and 2.75%. Outstanding borrowings averaged $2.7 million during 2006. the weighted average interest rate on credit line borrowings was 7.9% in 1006. Interest on the revolving credit facility is payable monthly in arrears. The obligations under the Loan Agreement are unconditionally guaranteed by Tarpon, and are secured by a security interest in substantially all of the tangible and intangible assets of Steelbank, approximating $10.5 million, and Tarpon, other than Tarpon's common shares of Eugene Welding Company. Steelbank's obligations under the Loan Agreement are also secured by a pledge of all the capital stock of Steelbank pursuant to a share pledge agreement between Tarpon and the Lender.

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

     Each month, Steelbank must pay a .50% unused line of credit fee and an administrative fee of approximately $1,700. As of December 31, 2006 approximately $2,861,000 was outstanding under the Revolving Credit Facility, approximately $1,171,000 was outstanding under the term loan and approximately $103,000 was available for borrowing without violating any existing debt covenant.

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

     In connection with this financing, the Company recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature inherent in the instrument. Such discounts are being amortized using the effective interest method over the term of the related debt. The conversion feature itself was deemed to be a derivative under FASB Statement No. 133. The Company estimated the fair value of the conversion feature to be $93,000 as of September 30, 2006, $269,000 as of June 30, 2006, $873,000 as of March 31, 2006,
and $817,000 as December 31, 2005. The $962,000 decrease in value during nine months ended September 30, 2006 is shown as a "Gain from derivatives" within the Statement of Operations. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,685,000, including warrants to purchase up to 300,000 shares of common stock to Joseph Gunnar and Company, a related party, recorded as deferred financing costs and amortized over the life of the note. The 300,000 warrants were valued at approximately $432,000 using the Black-Scholes model using the same assumptions described above, except for a term of five years. The warrants were deemed to be a derivative instrument as they can be put back to the Company, and, therefore the corresponding liability was marked to market and recorded at a fair value of $13,000 as of December 31, 2006, $126,000 as of September 30, 2006, $219,000 as of June 30, 2006, $411,000
as of March 31, 2006 and $366,000 as of December 31, 2005. The $353,000 decrease in value during 2006 is shown under "Gain from derivatives" within the Statement of Operations. These warrants are exercisable through December 13, 2010 at $3.27 per share. Although the stated interest rate of the convertible note is the prime rate plus 2% (10.25% on December 31, 2006), as a result of the aforementioned discounts and fees, the effective interest rate of the Note was estimated to be approximately 41.8% per annum at its inception on December 13, 2005. The stated rate in effect at December 31, 2006 was 10.25%.

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

     Long-lived assets include property, intangible assets subject to amortization, and certain other assets. The carrying values of these assets are periodically reviewed for impairment or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. We evaluate impairment by comparing the fair value of the intangible assets with indefinite lives and goodwill with their carrying values. We determine fair value of goodwill using the sum of the discounted cash flows projected to be generated by the acquired business giving rise to that goodwill. This requires us to make long-term forecasts of our future revenues and costs related to the assets subject to review. These forecasts require assumptions about demand for our products and services, future market conditions, and technological developments. For example, in evaluating the fair value of the goodwill recognized in connection with the Steelbank acquisition, we have assumed no annual growth in revenues.

     If actual results differ from our estimates, including if expected future cash flows from the acquired business significantly decline, and the fair value of goodwill is less than its carrying value, we would reduce the carrying value of our goodwill to fair value and recognize an impairment expense in that amount in our income statement in the period in which it is determined that the carrying amount is not recoverable because it exceeds the fair value of the goodwill. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated discounted future cash flows expected to result from its use and eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying value of the asset exceeds its fair value. If a readily determinable market price does not exist, fair value is estimated using undiscounted expected cash flows attributable to the assets.

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

(2) We are required to pay interest on our long-term debt obligations shown in the table above while they are outstanding (assuming the debt remains outstanding) of $640,000 within one year, $121,000 between one and three years, $9,000 between three and five years, and $0 due in more than five years. The long term debt obligations are reflective of the stated terms of the underlying agreements.

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

                                                                (000's OMITTED)

                                                                                             There                  Fair
                                       2006       2007       2008       2009       2010       after      Total      Value
Short Term Debt:
Variable Rate (U.S.$)                   $5,943                                                            $5,943      $5,943
Average Interest rate                    10.3%                                                             10.3%
Variable Rate (Cdn.$)
                                        $2,861                                                            $2,861      $2,861
Average interest rate                     9.5%                                                              9.5%
Fixed Rate (U.S.$)                                   $775                                                   $775        $775
Average Interest rate                               12.0%                                                  12.0%
Long-Term Debt
Variable Rate (U.S. $)                             $5,904       $511                                      $6,416      $6,416
Average interest rate                               10.3%      10.3%      10.3%                            10.3%
Variable Rate (Cdn. $)                               $360       $360       $360        $91                $1,171      $1,171
Average interest rate                                9.5%       9.5%       9.5%       9.5%                  9.5%
Fixed Rate (U.S. $)                                    $8         $2                                         $10         $10
Average interest rate                                5.2%       5.2%                                        5.2%


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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TARPON INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS


Tarpon Industries, Inc.                                                    Page


REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS....................57
CONSOLIDATED BALANCE SHEETS..................................................59
CONSOLIDATED STATEMENTS OF OPERATIONS........................................60
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)....................61
CONSOLIDATED STATEMENTS OF CASH FLOWS........................................62
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................65
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................94
EUGENE WELDING CO............................................................95
BALANCE SHEETS...............................................................95
LIABILITIES AND SHAREHOLDER'S EQUITY.........................................96
STATEMENTS OF OPERATIONS.....................................................96
SHAREHOLDER'S EQUITY.........................................................97
STATEMENT OF CASH FLOWS......................................................98
NOTES TO FINANCIAL STATEMENTS................................................99

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Tarpon Industries, Inc. and Subsidiaries
Marysville, Michigan

     We have audited the consolidated balance sheet of Tarpon Industries, Inc. (a Michigan corporation) and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. Our audit also included the financial statement schedule (2006 information only) listed in the index at item 15. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule (2006 information only) based on our audit.

     We conducted our audit of the 2006  consolidated  financial  statements and schedule in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the 2006 consolidated financial statements and schedule provides a reasonable basis for our opinion.

     In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarpon Industries, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule (2006 information only), when considered in relation to the 2006 consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has sustained recurring net losses since its inception and, as of December 31, 2006, the Company's current liabilities exceeded its current assets by $9,847,950, and the Company was in default of its principle loan agreements due to its violation of specific financial and non-financial debt covenants. These factors, among others, as described in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rehmann Robson

Troy, Michigan
April 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders of
Tarpon Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Tarpon Industries, Inc. (a Michigan corporation) and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tarpon Industries, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the two years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

     Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II (2005 and 2004 information only) has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated, when considered in relation to the basic consolidated financial statements taken as a whole.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $7,309,490 during the year ended December 31, 2005, and, as of that date, the Company's current liabilities exceeded its current assets by $11,082,916 and the Company was in default of certain debt covenants of its credit agreements. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thorton, LLP
Southfield, Michigan
March 29, 2006

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)

                           CONSOLIDATED BALANCE SHEETS
                                                                                                    December 31,
                                                                                              2006                 2005
                                                                                        ----------------    -----------------
ASSETS
 Current Assets
  Cash and cash equivalents                                                               $     1,375,711    $       7,317,364
  Accounts receivable (less allowance for doubtful accounts of
   $269,187 and $192,201, respectively)                                                         8,608,275            7,730,029
  Inventories, net                                                                              6,759,562            6,919,638
  Other current assets                                                                            841,259              367,681
                                                                                         ----------------    -----------------
   Total current assets                                                                   $    17,584,807     $     22,334,712

  Property, plant and equipment, net                                                            5,145,792           11,139,700
  Deferred financing costs, net of amortization                                                 1,385,585            1,973,754
  Goodwill                                                                                             --            2,808,800
  Intangible assets, net of amortization                                                               --              693,590
  Other assets                                                                                         --               55,365
                                                                                         ----------------    -----------------
TOTAL ASSETS                                                                             $     24,116,184     $     39,005,921
                                                                                         ================    =================

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
 Current Liabilities
  Short term debt                                                                        $      9,578,648     $     11,344,379
  Term debt, classified as current                                                              6,458,328            9,250,944
  Accounts payable - trade                                                                     10,147,486           11,270,836
  Accrued expenses                                                                              1,248,295            1,551,469
                                                                                         ----------------    -----------------
   Total current liabilities                                                                   27,432,757           33,417,628


  Long-term debt, less current maturities                                                           2,643               10,243
  Other long-term liabilities                                                                     108,000              382,667
                                                                                         ----------------    -----------------
TOTAL LIABILITIES                                                                              27,543,400           33,810,537


 Commitments and Contingencies (Notes 6, 7 and 11)

 Shareholders' (Deficit) Equity
  Preferred shares; no par value 2,000,000 shares authorized;
   no shares issued at December 31, 2006 and 2005                                                      --                   --
  Common shares; no par value, authorized 20,000,000 shares at
   December 31, 2006, and 2005; issued and outstanding,
   4,993,712 shares at December 31, 2006, and
   4,640,130 shares at December 31, 2005                                                       16,856,821           15,625,625
  Accumulated deficit                                                                        (20,713,749)         (10,720,870)
  Accumulated other comprehensive income                                                          429,712              290,629
                                                                                         ----------------    -----------------
 Total shareholders' (deficit) equity                                                         (3,427,216)            5,195,384
                                                                                         ----------------    -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY                                      $     24,116,184     $     39,005,921
                                                                                         ================    =================

     The accompanying notes are an integral part of these consolidated financial statements.

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended December 31,
                                                                           2006                 2005                2004
                                                                      ----------------      --------------     ---------------
REVENUES
 Sales, net of customer discounts                                  $       75,330,908    $     60,850,620   $      37,621,629
COST OF GOODS SOLD                                                         69,530,073          56,530,833          33,945,905
                                                                      ----------------      --------------     ---------------

Gross Profit                                                                5,800,835           4,319,787           3,675,724

OPERATING EXPENSES
 Selling, general and administrative expenses                               9,290,829           9,692,698           3,862,869
 Impairment charges                                                         4,326,177           1,894,000                  --
 Loss on disposal of property and equipment                                   183,982                  --                  --
                                                                      ----------------      --------------     ---------------
  Total operating expenses                                                 13,800,988          11,586,698           3,862,869
                                                                      ----------------      --------------     ---------------

OPERATING LOSS                                                            (8,000,153)         (7,266,911)           (187,145)

OTHER INCOME (EXPENSE)
 Miscellaneous  income (expense)                                              157,156             (55,248)           (455,690)
 Financing costs                                                            (157,869)                  --                  --
 Gain from derivatives                                                      1,059,874             322,000                  --
 Foreign currency exchange gain (loss)                                         35,505             630,077           (185,645)
                                                                      ----------------      --------------     ---------------
  Total other income (expense)                                              1,094,466             896,829           (641,335)
                                                                      ----------------      --------------     ---------------

INTEREST EXPENSE, NET
 Interest expense                                                           3,122,720           1,074,938           1,237,020
 Interest income                                                             (35,328)            (34,442)                  --
                                                                      ----------------      --------------     ---------------
  Interest expense, net                                                     3,087,392           1,040,496           1,237,020

LOSS BEFORE INCOME TAXES                                                  (9,992,879)         (7,410,578)         (2,065,500)
INCOME TAX (BENEFIT)                                                               --           (101,088)            (70,986)
                                                                      ----------------      --------------     ---------------
NET LOSS                                                           $      (9,992,879)    $    (7,309,490)   $     (1,994,514)
                                                                      ================      ==============     ===============

NET LOSS PER COMMON SHARE -
 BASIC AND DILUTED                                                 $           (2.08)    $         (1.74)   $          (1.63)
                                                                      ================      ==============     ===============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                                  4,813,505           4,193,955           1,227,300
                                                                      ================      ==============     ===============



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

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                 (Formerly known as Wall St. Acquisitions, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                           --------------------------------------------------
                                                                                 2006              2005             2004
                                                                           ----------------    --------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                   $  (9,992,879)   $   (7,309,490)   $ (1,994,514)
 Adjustments to reconcile net loss to net cash used in
  operating activities
 Depreciation and amortization                                                     929,352           939,091       1,240,016
 Accretion of note discount and other charges                                    1,268,088            80,960              --
 Impairment charges                                                              4,326,177         1,894,000              --
 Bad debt expense                                                                   19,767           972,427         377,620
 Gain from derivatives                                                         (1,059,874)         (322,000)              --
 Unrealized foreign currency loss (gain)                                           142,619         (472,447)         172,344
 Shares based option expense                                                       145,282           424,200              --
 Warrant expense                                                                   531,000                --              --
 Stock issued as compensation                                                      112,800                --              --
 Stock issued for payment of interest                                               62,489                --              --
 Loss on disposal of property and equipment                                        149,613                --              --
 Other                                                                                  --                --          51,265
 Changes in operating assets and liabilities which provided (used) cash:
 Accounts receivable                                                             (895,840)         (340,117)     (2,597,793)
 Inventories                                                                       152,620           767,788     (2,629,290)
 Prepaid expenses and other current assets                                       (371,349)           175,794       (369,872)
 Accounts payable and accrued expenses                                           (300,273)         3,024,579       2,450,664
                                                                             --------------    --------------    ------------
  Net cash used in operating activities                                        (4,780,408)         (165,215)     (3,299,570)
                                                                             --------------    --------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property                                                  4,690,901                --              --
 Proceeds from FENCEMaster                                                              --         1,116,214              --
 Payment of FENCEMaster obligations                                              (984,733)                --              --
 Acquisitions, net of cash received                                                     --       (9,093,446)       (565,510)
 Capital and other expenditures                                                  (345,719)       (1,105,469)       (118,728)
                                                                             --------------    --------------    ------------
  Net cash provided by (used in) investing activities                            3,360,449       (9,082,701)       (684,238)
                                                                             --------------    --------------    ------------
CASH FLOW FROM FINANCING ACTIVITIES
 Proceeds from issuance of common shares (net of
  issuance costs of $1,276,434 in 2005)                                                 --        13,472,316              --
 Initial public offering expenditures                                                   --                --     (1,220,459)
 Financing costs                                                                        --       (1,286,850)       (519,494)
 Borrowing on bank loans                                                           444,236         1,574,536       5,132,249
 Repayment of bank loans                                                                --                --     (2,968,299)
 Proceeds from 2004 note financing                                                      --                --       2,150,000
 Proceeds from issuance of long-term debt                                               --         7,735,062       1,394,000
 Repayment of long-term obligations                                            (2,200,973)         (925,593)       (708,968)
 Proceeds from issuance of short-term obligations                                  584,800           991,464       1,171,931
 Repayment of short-term obligations                                           (3,200,788)        (5,433,445)      (211,820)
                                                                             --------------    --------------    ------------
  Net cash (used in) provided by financing activities                          (4,372,825)        16,127,490       4,219,140
                                                                             --------------    --------------    ------------
IMPACT OF FOREIGN CURRENCY EXCHANGE ON CASH                                      (148,969)           180,004              --
(DECREASE) INCREASE IN CASH AND CASH                                         --------------    --------------    ------------
 EQUIVALENTS                                                                   (5,941,653)         7,059,578         235,332
CASH AND CASH EQUIVALENTS AT,
 BEGINNING OF YEAR                                                               7,317,364           257,786          22,454
                                                                             --------------    --------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $    1,375,711  $      7,317,364  $      257,786
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

Federal Income Taxes

     Deferred income taxes are provided for temporary differences between financial statement income and tax return income under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for
Income Taxes," which requires deferred income taxes to be computed on the liability method and deferred tax assets are recognized only when realization is probable. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities. The principal deferred tax asset arises from net operating loss carry forwards. The principal deferred tax liabilities arise from deferred compensation, depreciation, derivatives and foreign exchange gains.


Stock Options

     The Company elected the modified prospective transition method for adopting SFAS 123R: "Share-Based Payment." Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. We must account for stock options and warrants granted to non-employees using the fair value method. We use the Black-Scholes valuation model for determining the fair value of our options and warrants. That model requires us to make assumptions regarding the expected life of the security, the expected volatility of our stock price during the period, the risk free interest rate and the dividend yield. Varying these assumptions can have a significant impact on our option and warrant valuations and related expenses. The valuation methodology used an assumed term based upon the stated term of ten years, adjusted down for estimated forfeitures, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility as determined by comparing the Company's risk profile with comparable public companies. A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the future.

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

     The Company recognized as an operating expense, non-cash share-based compensation cost in the amount of $145,000 in 2006. This had the effect of decreasing net income by $.03 per diluted share. As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $231,000, which will be recognized over a weighted average period of 1.7 years. The total fair value of options that vested during 2006 was $33,000.

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

Fair Value of Financial Instruments

     The Company's balance sheets include the following financial instruments: accounts receivable, accounts payable, lines of credit, notes payable and derivatives. The Company considers the carrying amounts of current assets and liabilities in the financial statements to approximate fiar velue for those financial instruments, because of the relatively short period of time between their origination and their expected realization or payment. The carrying amount of the lines of credit and notes payable approximate fair value because the obligations generally bear interest at a floating rate. The derivates are marked to market quarterly.

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

Recent Accounting Pronouncements

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - An amendment of FASB Statements No. 133 and 140". This Statement requires evaluation of all interests in securitized financial assets to determine whether they represent either freestanding derivatives or contain embedded derivatives. These interests were previously exempted from such evaluation. SFAS No. 155 permits any hybrid instrument, such as an interest in securitized financial assets containing an embedded derivative, to be accounted at fair value as opposed to bifurcating and accounting for the embedded derivative separate from the host instrument. This Statement also eliminates restrictions on a qualifying special purpose entity's ability to hold passive derivative financial instruments pertaining to beneficial interests that are, or contain, a derivative financial instrument. Tarpon will adopt this Statement in the first quarter of 2007, and does not expect the adoption to have a material impact on Tarpon's financial position or results of operations. This statement is effective for fiscal years beginning after September 15, 2006.

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

Reclassification

     Certain amounts in prior periods have been reclassified to conform to the 2006 financial statement presentation.


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

     On November 22, 2006, the Company completed a sale and leaseback of the Haines Road real estate assets with Agellan Investment, Inc., a Canadian real estate developer, which generated gross proceeds of $4,961,000 (Cdn. $5,675,000), from which all three mortgages were retired. The transaction was recorded as a sale resulting in a loss of $179,911 (Cdn. $206,230). The leaseback of the facility is being accounted for as an operating lease.

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

     Both the revolving credit line and term loan are secured by all of the assets of EWCO, approximately $ 15.8 million as of December 31, 2006, and a guarantee by Tarpon. Interest on both loans was at the bank's prime rate plus until October 2, whereupon the rate was increased to prime plus 2-1/2%, following formal notification by the bank of default, citing that (i) EWCO had failed to meet its debt service coverage test on occasion during the period from November 2005 through June 2006, (ii) that Tarpon had breached its subordination agreement for payment on debt due Laurus Master Trust, a junior creditor, while Tarpon's Steelbank subsidiary was in technical default to LaSalle Business Credit, (iii) that EWCO had breached its loan agreement relating to permitted application of proceeds of a $6 million loan from Laurus, and that (iv) EWCO has been unable to pay its obligations as they become due. These circumstances, as well as other events such as the withdrawal of the firm's independent accountants, constituted a material adverse change in the loan collateral and the business condition of the obligor. From October 1, 2006 forward, EWCO's loans will bear interest at a rate of prime plus 2-1/2% (total effective rate of 10.75% at December 31, 2006). LaSalle had agreed to waive any default interest through September 30, 2006. Due to violation of its debt service covenants as well as the Company's going concern qualification, the debt has been classified as a current liability. Outstanding borrowings averaged $4.8 million during 2006. The weighted average interest rate was 9.3% in 2006.


Steelbank Credit Facility - Terms and Default

     On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit ("Lender"), a division of ABN AMRO Bank N.V., Canada Branch, which provides for (1) a revolving credit line maturing February 17, 2008 in the maximum principal amount of Cdn. $8,000,000 with borrowings based upon eligible inventory and receivables, and (2) a term loan in the principal amount of Cdn. $2,100,000. Borrowings in Canadian dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 0.75% and 1.25% (9.5% at December 31, 2006). Borrowings in U.S. dollars under the revolving credit facility are at the Lender's U.S. prime rate. The term loan matures March 1, 2010. Principal on the term loan is payable in sixty equal monthly installments of Cdn. $35,000 beginning on April 1, 2005. The term loan bears interest, payable monthly in arrears, at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 0.75% and 1.25% Outstanding borrowings averaged $2.7 million during 2006. The weighted average interest rate was 7.9% in 2006.

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

     The loan agreement also requires compliance with several financial covenants including adjusted net worth of at least Cdn. $4,864.381. For quarters ending on or after September 30, 2005, the minimum adjusted net worth of the previous quarter will be increased by 75% of the net income for that quarter (ignoring quarters in which there is a loss), and the required minimum adjusted net worth for purposes of this was $4,864,381. The loan agreement also requires Steelbank to maintain a debt service coverage ratio (generally net income adjusted for depreciation and amortization, non-cash transactions, and capital expenditures divided by the total of all principal payments of long-term debt, capital leases, subordinated debt and all payments in respect of any distribution), of at least 1.25 to 1.00. It also requires Steelbank to maintain interest coverage (generally net income adjusted for interest expense, bank fees and net costs under interest rate contracts, taxes, depreciation and amortization and non-cash items divided by interest expense plus bank fees and net costs under interest rate contracts), of at least 1.50 to 1.00. Steelbank used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of the Haines Road facility and Haines Road real estate, to pay transaction fees and expenses, to refinance Steelbank's full-recourse factoring arrangement and for general working capital purposes of Steelbank.

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

     On October 2, 2006, LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, issued a notice of default to Steelbank, as a result of Steelbank's failure to meet its adjusted net worth covenant and its debt service coverage ratio covenants. From and after October 1, 2006, Steelbank's loans will bear interest at a rate of two per cent (2%) per annum, in excess of the interest rate otherwise payable (total effective rate of 9.5% at December 31, 2006). LaSalle had agreed to waive default interest through September 30, 2006.


Steelbank Mortgages

     On May 18, 2005, Steelbank purchased the Haines Road real estate assets for $4,638,000 (Cdn. $5,870,000), including closing fees and expenses. Financing for the purchase consisted of approximately $530,000 (Cdn. $670,000) in cash, a one year first mortgage totaling $2,765,000 (Cdn. $3,500,000) due May 15, 2006 and jointly secured by the property and a guarantee from Tarpon payable in equal monthly installments of principal and interest based on a 25 year amortization period and bearing interest at 1.25% above Canadian prime rate. The property was also financed by a second and third mortgage from the former owner, Bolton, payable August 18, 2006, totaling $948,000 (Cdn. $1,200,000) and $395,000 (Cdn.
$500,000) respectively with interest payable monthly at 8% and 10%, respectively, per annum.

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

     In connection with this financing, the Company recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature inherent in the instrument. Such discounts are being amortized using the effective interest method over the term of the related debt. The conversion feature itself was deemed to be a derivative under FASB Statement No. 133. The Company estimated the fair value of the conversion feature to be $13,000 as of December 31, 2006 and $817,000 as December 31, 2005. The $804,000 decrease in value during the year ended December 31, 2006 is shown as a "Gain from derivatives" within the Statement of Operations. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,472,000, including warrants to purchase up to 300,000 shares of common stock to Joseph Gunnar and Company, a related party, recorded as deferred financing costs and amortized over the life of the note. The 300,000 warrants were valued at approximately $432,000 using the Black-Scholes model using the same assumptions described above, except for a term of five years. The warrants were deemed to be a derivative instrument as they can be put back to the Company, and, therefore the corresponding liability was marked to market and recorded at a fair value of $108,000 as of December 31, 2006 and $366,000 as of December 31, 2005. The $258,000 decrease in fair value during 2006 is included in the overall "Gain from derivatives" within the Statement of Operations. These warrants are exercisable through December 13, 2010 at $3.27 per share. Although the stated interest rate of the convertible note is the prime rate plus 2%, as a result of the aforementioned discounts and fees, the effective interest rate of the Note is approximately 41.8% per annum at its inception December 13, 2005. The stated rate in effect was December 31, 2006 was 10.25%.

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
                                                         ================     ===============     ===============


Deferred tax assets and liabilities consist of the following amount as of December 31:

                                                                       Year Ended December 31,
                                                     -------------------------------------------------------------
                                                              2006                 2005                2004
                                                         ----------------     ---------------     ----------------
Net operating loss carry-forwards                    $         5,788,172   $       2,991,162   $        1,083,879
Allowance for doubtful accounts                                   64,344              36,415               22,600
Property and equipment                                         (337,166)            (80,944)               28,501
Deferred compensation                                            141,750             184,936                   --
Intangible assets                                              1,881,863             678,007                   --
Gain on financial instrument                                   (469,837)           (109,480)                   --
Foreign exchange losses (gains)                                (165,375)           (165,375)               63,400
                                                         ----------------     ---------------     ----------------
Deferred tax assets                                            6,903,751           3,534,721            1,198,380
Valuation allowance                                          (6,903,751)         (3,535,721)          (1,198,380)
                                                         ----------------     ---------------     ----------------
Net deferred tax asset                               $                --   $              --   $               --
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
                              ===============


     The components of (loss) before income taxes are as follows:

                                                        Year Ended December 31,
                                     ---------------------------------------------------------------
                                              2006                 2005                  2004
                                         ----------------     ----------------     -----------------
United States                        $       (4,588,765)   $      (4,384,253)   $       (1,798,451)
Foreign                                      (5,404,114)          (3,026,325)             (267,049)
                                         ----------------     ----------------     -----------------
                                     $       (9,992,879)   $      (7,410,578)   $       (2,065,500)
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

     As of December 31, 2006 and 2005, liabilities included $105,485 and $138,889 of advisory fees and expenses, respectively, due to Bainbridge Advisors, Inc., classified in accounts payable.

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

     Joseph Gunnar and Company, LLC ("Gunnar") was the lead underwriter in the Company's 2005 initial public offering, and since such time has assisted the Company in various financing transactions. Gunnar customers hold collectively, a significant amount of its common stock. Gunnar is entitled to participate as an outside observer on the Company's board of directors from which it can exercise significant influence over the activities of the Company. For its services for bridge financing in 2004, Gunnar received a cash fee of $200,000 and 100,000 warrants subsequently, increased to 120,890 warrants as a result of certain anti-dilution privileges contained within the Company's warrant agreement. It also received cash payments of $83,500 in 2004. The original warrants had an exercise price of $ 6.25 with a term of 5 years. The revised exercise price was reset to $5.17 as a result of the issuance of additional warrants. The 2004 warrants when issued had a fair market value of $101,966. In exchange for serving as the underwriter for the Company's Initial Public offering (IPO) in 2005, Gunnar received a cash fee of $1,638,750. For its assistance in securing the convertible note financing (Note 6), Gunnar received a cash fee of $600,000 and 300,000 warrants with an exercise price of $3.27 with a fair market value of $432,000. The exercise price was adjusted to $0.91 as consideration for Gunnar's efforts in completing the bridge financing in December 2006. The Gunnar warrants can be put back to the Company, and were deemed to be a derivative instrument and classified as a liability. At December 31, 2006, these warrants were marked to market with a value of $108,000 with gain on the instrument recorded to gain from derivatives. In connection with the bridge financing in December 2006, Gunnar received 96,875 warrants with a fair market value of $33,906 and earned additional fees of $78,500. Gunnar also receives a retainer payable monthly in the amount of $7,500 which expire in December 2007. The following table summarizes the compensation earned by Gunnar:

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
                                                     ==============     ================     ================

     In accordance with its agency agreement, datd August 15, 2006, Gunnar is to be compensated at the rate of 12% of the gross proceeds from shares sold, 3% of the amount of restructured or replaced debt (1.5% for $1.0 million or less of debt) and warrants equal to 12.5% of shares sold at an exercise price equal to the price of such shares.


10.  Stock Options and Warrants

     As of October 22, 2004, the board of directors and shareholders of the Company adopted the Tarpon Industries, Inc. 2004 Stock Option Plan. The plan allows the Company to grant incentive stock options and non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company to purchase up to an aggregate of 1,000,000 (an increase from 650,000, approved by shareholders in February 2007) common shares. This plan was approved by the Company's shareholders in June 2005.

     During 2005, the Company granted options for 441,785 shares, exercisable at $5.50 per share, to consultants, officers, employees and directors of the Company. $424,200 was expensed in 2005 for the consultant and director options, which vest immediately upon issuance. During 2006, the Company granted options for 110,000 shares, 50,000 issued to James Bradshaw, Chairman and Chief Executive Officer, exercisable at $2.45 per share, 40,000 issued to J. Stanley Baumgartner, former Chief Financial Officer, exercisable at $1.75 and 10,000 each issued to new directors Tracy Shellaberger and Gerald Stein, exercisable at $2.60 and $0.88 per share respectively. All options that have been granted under the plan to officers and employees of the Company vest in cumulative annual installments over three years. Options issued to consultants and directors vest immediately upon issuance. No options were granted during 2004 or 2003 and no options have yet been exercised.

Activity under this plan is shown in the following tables:


                                                          2006                                         2005
                                                          ----                                         ----
                                                          Weighted                                   Weighted
                                                          Average       Aggregate                     Average      Aggregate
                                                          Exercise      Intrinsic(1)                 Exercise      Intrinsic (1)
Shares Subject to Option                 Shares            Price          Value        Shares          Price        Value
-------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of               415,085    $          5.50       --                --    $          --       --
 Period
New Grants (based on fair
 Value of common stock at                 350,000               1.07       --           441,785             5.50       --
 dates of grant
Exercised                                      --                 --       --                --               --       --
Expired                                        --                 --       --                --               --       --
Forfeited                               (291,895)               2.99       --          (26,700)             5.50       --
                                       -----------                                   -----------
Outstanding at end of period              673,190               2.88       --           415,085             5.50       --
Exercisable at end of period              204,397               5.09       --           140,000             5.50       --

(1) The intrinsic value of a stock option is the amount by which the current market value of our underlying common stock exceeds the exercise price of the option.

     The estimated fair value as of the date options were granted during 2006 presented using the Black Scholes option-pricing model, was as follows:


                                                            2006
                                                        --------------
  Weighted Average Estimated Fair Value Per
   Share of Options Granted During the Period           $       0.90
  Assumptions
   Amortized dividend yield                                     0.00%
   Common Stock price volatility                               70.00%
   Risk free rate of return                                     4,72%
   Expected option term (in years)                                  5


     The following table summarizes information about stock options at December 31, 2006:

                                     OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                        Weighted                                           Weighted           Weighted
                                        Average             Weighted                       Average             Average
 Range of Exercise                     Remaining            Average                       Remaining           Exercise
       Prices            Shares     Contractual Life     Exercise Price     Shares     Contractual Life         Price
--------------------- ------------- ----------------- -- --------------- ------------- ----------------- -- --------------
  $0.88 to $5.50         673,190                9.12  $            2.88       204,397              8.32  $           5.09



     At December 31, 2006, options covering 326,810 shares were available for future grants under the 2004 Plan.

     The following table provides additional information about outstanding warrants categorized by exercise price and fair value at date of grant using the Black-Scholes model:

                                                  Warrants            Expiration         Exercise
Party                                            Outstanding             Date             Price
2004 Gunnar - Bridge Financing                       123,614**         12/31/2010    $          1.25*
2004 Private Placement                               893,806**         12/13/2012               2.33*
2005 Gunner - IPO                                    243,360**         04/05/2009               0.98*
2005 Gunnar - Laurus
Convertible Note                                     300,000**         04/05/2009               0.91*
2005 Laurus Warrants Associated
with Convertible Note                                390,000           02/17/2010               3.81
2006 Bridge Note Holders                             775,000           12/07/2011               0.80
2006 Gunnar - Bridge Financing                        96,875           12/07/2011               0.80
                                             ----------------
Total                                              2,822,655
                                             ================

     *Decreased from original amount due to anti-dilutive provisions.
    **Increased from prior amount due to anti-dilutive provisions.



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

                                                  Year Ended December 31, 2006
                               -------------------------------------------------------------------------

                                        EWCO           Steelbank        Other (A)          Total
                                 ---------------    -------------    --------------   --------------
External revenues               $    53,825,705  $    21,505,203  $             --    $  75,330,908
Inter-segment sales                     697,318          212,324         (909,642)               --
Depreciation and
amortization                            117,687          811,665                --          929,352
Operating profit (loss)               1,474,256      (4,724,065)       (4,750,344)      (8,000,153)
Total assets                         15,774,471       10,469,277       (2,127,564)       24,116,184
Capital expenditures                     36,184          309,535                --          345,719

                                                  Year Ended December 31, 2005
                               -------------------------------------------------------------------------
                                        EWCO
                                        Tube           Steelbank          Other (A)          Total
                                 ---------------    -------------    --------------   --------------
External revenues               $     43,028,462  $       17,822,158  $            --  $ 60,850,620
Inter-segment sales                      578,865                  --        (578,865)            --
Depreciation and
amortization                             109,873             866,926         (37,708)       939,091
Operating profit (loss)              (1,039,283)         (2,706,169)      (3,521,459)   (7,266,911)
Total assets                          14,864,631          20,205,972        3,935,318    39,005,921
Capital expenditures                     170,736             934,733               --     1,105,469

                                                  Year Ended December 31, 2004
                              --------------------------------------------------------------------------
                                        EWCO
                                        Tube           Steelbank          Other (A)          Total
                                 ---------------    -------------    --------------   --------------
External revenues               $     32,354,528  $     5,267,101     $          --    $ 37,621,629
Inter-segment sales                      698,532               --         (698,532)              --
Depreciation and
amortization                              84,190           19,091            37,708         140,989
Operating profit (loss)                  569,079          152,560         (908,784)       (187,145)
Total assets                          15,544,384        4,782,327         1,381,082      21,707,793
Capital expenditures                     110,034            8,694                --         118,728


(A) Other represents information for the Company's parent company, Tarpon which is not allocated into the operating segments.

     Revenues by country for the year ended December 31 are as follows:

                                                2006                  2005                 2004
United States                          $        60,229,000   $        49,732,000   $       32,484,000
Canada                                          15,102,000            11,119,000            5,138,000
                                          -----------------     -----------------     ----------------
Totals                                 $        75,331,000   $        60,851,000   $       37,622,000
                                          =================     =================     ================

     Long-lived assets by geographic region as of December 31 are as follows:

                                                2006                  2005                  2004
United States (EWCO)                   $           463,000   $           629,000   $          568,000
Canada                                           4,682,000            14,013,000            1,821,000
                                          -----------------     -----------------     ----------------
Totals                                 $         5,145,000   $        14,642,000   $        2,389,000
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

     The Company began an equity financing during the first quarter of 2007, with an initial closing occurring in January of 2007 raising gross proceeds of $602,000 and netting $565,000 to the Company. Raise 1, as noted previously, was completed on March 23, 2007, grossing $1.9 million and netting $582,000 to the Company after the repayment of bridge notes, dated December 7, 2006, and the scheduled payment to Laurus. On April 4, 2007, the Company received $120,000 on additional gross proceeds of $156,000 related to Raise 1, which occurred on March 23, 2007. Raise 2 is scheduled to occur no later than May 1, 2007 and Raise 3 is scheduled to occur no later than August 1, 2007.


15.  QUARTERLY INFORMATION (unaudited)

     The following is a summary of Tarpon's quarterly operating results for the year ended December 31, 2006, 2005 and 2004:

Year Ending December 31, 2006

                                                                                Quarter
                                                          First            Second            Third           Fourth
                                                                 (in thousands, except per share data)
Net sales........................................   $       17,050   $        21,485   $       19,995   $      16,801
Gross profit.....................................            1,302             1,463            1,824           1,212
Net income (loss)................................          (2,855)           (5,688)              717         (2,167)*
Net income (loss) per common share
- basic and diluted..............................           (0.62)            (1.22)             0.15          (0.20)


Year Ended December 31, 2005
                                                                                Quarter
                                                          First           Second            Third            Fourth
                                                                 (in thousands, except per share data)
Net sales........................................   $       14,018   $       15,086   $        15,341   $      16,406
Gross profit.....................................              716              794             1,136           1,674
Net (loss).......................................          (1,610)          (1,468)           (1,413)         (2,819)
Net (loss) per common share
- basic and diluted..............................   $       (0.57)   $       (0.32)   $        (0.30)   $      (0.61)


Year Ended December 31, 2004
                                                                                 Quarter
                                                          First           Second            Third            Fourth
                                                                  (in thousands, except per share data)
Net sales.........................................   $          --   $       11,993   $        12,959   $      12,670
Gross profit......................................              --            1,472             1,423             781
Net (loss)........................................           (165)            (213)             (591)         (1,026)
Net (loss) per common share
- basic and diluted...............................   $      (0.14)   $       (0.17)   $        (0.48)   $      (0.83)


     The Company acquired EWCO and Steelbank in the second quarter of 2004. The Company acquired Haines Road in the first quarter of 2005.

                                                                Grant Thornton
Accountants and Business Advisors


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Shareholders of
Eugene Welding Company


     We have audited the accompanying balance sheets of Eugene Welding Company (a Michigan corporation) as of March 31, 2004 and the statements of operations, shareholders' equity and cash flows for the three month period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2004, and the results of its operations and its cash flows for the three month period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II has been subjected to auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated, when considered in relation to the basic consolidated financial statements taken as a whole.

/s/ Grant Thorton, LLP
Southfield, Michigan
April 1, 2005

                               EUGENE WELDING CO.

                                 BALANCE SHEETS

                                                                                            March 31,
                                                                                              2004
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents............................................................  $         431,739
Accounts receivable (less allowance for doubtful
accounts of $222,988 ................................................................          4,868,290
Inventories .........................................................................          4,370,151
Prepaid expenses ....................................................................            142,705
                                                                                         ----------------
Total current assets ................................................................          9,812,885
Property, plant equipment - Net......................................................            910,989
OTHER ASSETS:
Note receivable - other .............................................................             45,607
Deferred tax asset ..................................................................             75,800
                                                                                         ----------------
Total other assets ..................................................................            121,407
                                                                                         ----------------
TOTAL ASSETS ........................................................................  $      10,845,281
                                                                                         ================
                      LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
Note payable - bank..................................................................  $       4,035,485
Accounts payable ....................................................................          3,507,750
Accounts payable - inter-Company ....................................................            143,677
Distributions payable ...............................................................                 --
Accrued expenses ....................................................................            678,079
Income taxes payable.................................................................            135,713
Current maturities on long-term debt ................................................            209,704
                                                                                         ----------------
Total current liabilities ...........................................................  $       8,710,408

LONG-DEBT, LESS CURRENT MATURITIES:..................................................            486,179
COMMITMENTS AND CONTINGENCIES DEFERRED
INCOME TAXES: .......................................................................             56,100
SHAREHOLDER'S EQUITY:................................................................
Common shares: par value $10 per share; authorized, 5,000
Shares; issued and outstanding, 40 shares............................................                400
Shareholder note receivable .........................................................        (2,933,144)
Retained earnings ...................................................................          4,525,338
                                                                                         ----------------
Total shareholder's equity ..........................................................          1,592,594
                                                                                         ----------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY...........................................  $      10,845,281
                                                                                         ================


     The accompanying notes are an integral part of the financial statements

                               EUGENE WELDING CO.

                            STATEMENTS OF OPERATIONS

                                                                                  Three
                                                                                  Months
                                                                                  Ended
                                                                                March 31,
                                                                                   2004
REVENUES:
Sales................................................................    $          10,606,365
Less discounts allowed................................................                  57,584
                                                                            -------------------
Net revenues.........................................................               10,548,781
COST OF GOODS SOLD:
Materials............................................................                5,937,979
Direct labor.........................................................                  713,215
Manufacturing overhead...............................................                2,485,814
                                                                            -------------------
Total cost of goods sold.............................................                9,137,008
Gross profit.........................................................                1,411,773
OTHER OPERATING EXPENSES:
Selling, general and administrative expenses.........................                  814,027
Depreciation and amortization........................................                   35,445
Loss on disposal of property and equipment...........................                       --
                                                                            -------------------
Total operating expenses.............................................                  849,472
                                                                            -------------------
OPERATING INCOME (LOSS):.............................................                  562,301
OTHER INCOME (EXPENSE)
Miscellaneous income/(expense).......................................                 (14,549)
Interest expense .....................................................                (51,390)
Interest and dividend income .........................................                      --
                                                                            -------------------
Total other income (expense) .........................................                (65,939)
INCOME (LOSS) BEFORE INCOME TAXES:....................................                 496,362
PROVISION FOR INCOME TAXES:
Income tax expense...................................................                  135,713
Deferred income taxes................................................                 (19,700)
                                                                            -------------------
Provision for income taxes...........................................                  116,013
                                                                            -------------------
NET INCOME (LOSS)....................................................    $             380,349
                                                                            ===================


     The accompanying notes are an integral part of the financial statements

                               EUGENE WELDING CO.

                              SHAREHOLDER'S EQUITY

                                           Number
                                             Of                                            Shareholder             Total
                                           Common         Common          Retained            Note             Shareholder's
                                           Shares         Shares          Earnings         Receivable             Equity
                                         ------------   ------------    -------------    ----------------    ------------------
Balance at  January 1, 2004............           40    $       400  $     4,144,989  $      (2,933,144)  $          1,212,245
Net income.............................                                      380,349                                   380,349
                                         ------------   ------------    -------------    ----------------    ------------------
Balance at March 31, 2004..............           40    $       400  $     4,525,338  $      (2,933,144)  $          1,592,594
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

     The Company had two major customers in the three months ended March 31, 2004 that accounted for ten percent or more of net sales in those periods. Sales to these customers amounted to approximately 36%. Accounts receivable balances due from two significant customers at March 31, 2004 was 23% of total accounts receivable.

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

     This note bears interest at 1% over the prevailing bank prime lending rate, payable monthly. The Company fully reserved the interest revenue due on this note for the three month period ended March 31, 2004.

4.   Note Payable - Bank

     The Company had a demand revolving credit facility with a bank for $5,000,000, bearing interest at the prevailing prime lending rate plus 1/2% at March 31, 2004. Borrowings under this facility were secured by all assets of the Company, and were further supported by the individual guarantee of the Company's stockholder. In aggregate, the total obligation of the guarantor was not to exceed $912,846. This facility was cross-liened and cross defaulted with the Company's installment note due to the bank (see Note 5). As of March 31, 2004 there was $964,515 of unused availability for the credit facility. The loan agreements required it to maintain minimum debt service coverage and debt to tangible net worth ratios. They also limited the Company's ability to pay dividends or incur additional debt.

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

                               EUGUNE WELDING CO.


5. Long-Term Debt

                                                                                      March 31,
                                                                                         2004
                                                                                     -------------
A capital lease payable in monthly installments
  of $3,562, including finance costs at 7.38%,
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
                                          ---------------
                                          $ 695,883
                                          ===============


6.   Income Taxes

     As of January 1, 2004, the Company changed from an S corporation to a C corporation and is now subject to income taxes on its taxable income, had no deferred tax assets, liabilities or operating loss carry-forwards before January 01, 2004.

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


7.   Commitments and Contingencies

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
                                            ===============


8.   Employee Benefit Plans

     The Company has three separate 401(k) plans. Two of these plans cover union employees who have attained 18 years of age with three months of service and 500 hours. The participants can contribute up to 15% of their compensation. The Company matches the employee contributions based on the collective bargaining agreement, not to exceed 5 percent of compensation. The employer contribution for these two plans for the three months ended March 31, 2004 was $16,270.

     The third 401(k) plan is for employees who are not covered by a collective bargaining agreement, who have attained 18 years of age, and who have 1,000 hours and six months of service. The participants can contribute up to 15% of their salary and are eligible for an employer discretionary contribution. The Company matches the employee contributions 50% up to 5% of employees' wages. The employer matching contribution for the three months ended March 31, 2004 was $5,703.

9.  Product Sales

     Products sold to external customers were as follows for the three months ended March 31, 2004.

                                                      Three Months
                                                     Ended March 31
                                                          2004
                                                  ---------------------
Manufactured by us:
Structural Steel Tubing.....................  $              4,916,144
Mechanical Steel Tubing.....................                   304,877
Steel Storage Rack Systems..................                 5,318,567
                                                  ---------------------
Total.......................................  $             10,539,588
                                                  =====================
Manufactured by others:
Mechanical Steel Tubing.....................  $                  9,193
                                                  =====================


10.  Subsequent Events

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In October of 2006, Grant Thorton LLP, our previous independent registered accounting firm, resigned as our auditors. On October 31, 2006, we announced the appointment of Rehmann Robson, a member of The Rehmann Group, LLC as our independent registered accounting firm.


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

     Our Independent Registered Public Accounting Firm identified a variety of material weaknesses in our internal controls over financial reporting. These material weaknesses stem in significant part from the acquisition policy which we are following in which private, unrelated companies are being combined. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses are as follows:

A. A lack of formalized accounting policies and procedures, including written procedures for monthly, quarterly and annual closing of financial books and records.
B. A lack of common systems or a common chart of accounts an use of spreadsheets to perform consolidations, which resulted in errors.
C. Insufficient resources or knowledge to adequately complete the process of documenting, testing, and evaluating our internal controls over financial reporting as required by the Sarbanes-Oxley Act.
D. Insufficient process to ensure financial statements adequately disclose information required by Generally Accepted Accounting Principles (GAAP).
E. Account reconciliations and supporting documentation not prepared on a timely basis.
F. Duties and control activities within the finance function have not been appropriately segregated.
G. A lack of adequate process to identify and ensure that non-standard journal entries are subject to an appropriate level of review.
H. The Company's invoicing system relies on certain manual controls which may not be sufficient to minimize the risk of incorrect revenue recognition.
I.   Insufficient process to ensure that all required SEC filings are made.
J. A lack of communication or monitoring by management or the board of directors in relation to controls or expectations related to fraud.
K. A lack of controls over the authorization, issuance and recording of equity transactions and an overall lack of knowledge of stock-based compensation accounting initially resulting in errors in the recording of expense, which were corrected in the audit process.
L. Insufficient familiarity with historical accounting entries as a result of continued turnover in key positions within the accounting department.
M.   A lack of periodic reviews over account reconciliations.
N.   An inability to submit required SEC filings in a timely manner.

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

     Effective December 1, 2006, the Company retained Riscica Associates, Inc., a financial and strategic consulting firm, as its financial advisor to support the Company in certain of the functions normally performed by a chief financial officer pending the hiring by the Company of a new Chief Financial Officer. The Riscica Associates, Inc. work is led by Robert J. Riscica, a Managing Director, and supported by Kenneth C. Riscica, its Chief Executive Officer. Riscica Associates, Inc. was dismissed from its role during the first quarter of 2007.


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

     In 2006, we granted options to purchase a total of 510,000 shares as follows: 250,000 to James W. Bradshaw, our Chief Executive Officer, 110,000 to Patrick Hook, our President and 150,000 to J. Stanley Baumgartner, our former Chief Financial Officer. Our board of directors does not apply a rigid formula in allocating stock options to executive officers as a group or to any particular executive officer. Instead, our board of directors exercises its judgment and discretion and considers, among other things, the role and responsibility of the executive officer, competitive factors, the amount of stock-based equity compensation already held by the executive officer, the non-equity compensation received by the executive officer and the total number of options to be granted to all participants during the year. The number of stock options granted to each named executive officer is set forth in the "Grants of Plan-Based Awards Table." The value of such grants, as determined in accordance with FAS 123(R) for each individual named executive officer is set forth in the column "Option Awards" in the "Summary Compensation Table."

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

Summary Compensation Table

     The following table sets forth information regarding compensation earned by our Chief Executive Officer, our Chief Financial Officer and certain other executive officers during the year ended December 31, 2006:


                                                                                        Non-Equity    Change
                                                                                        Incentive     in        All Other
                                                                   Stock      Option    Plan Compen-  Pension   Compen-
   Name and Principal Position      Year      Salary      Bonus    Awards     Awards    sation        Value     sation      Total
------------------------------------------------------------------------------------------------------------------------------------
James W. Bradshaw, Chief            2006        183,077            40,000       126,000
Executive Officer (1)

Patrick J. Hook, President          2006        204,231                          39,600

                                    2005        186,798     30,331              121,200                              404

J. Peter Farquhar, Former           2006        202,634          0                    0                                0
Chairman  of  the  Board,   Chief
Executive Officer and Secretary     2005        224,122          -              181,800                         5,457(6)
(until  February 2005) President
(2)                                 2004         21,333          0                    0                        22,000(6)

J. Stanley Baumgartner, Jr.,        2006         91,781          0  56,800       70,000                                0
Former Chief Financial  Officer
(3)

John A. Mayfield, Former Chief      2006         50,481          0                    0                                0
Financial Officer (4)

James T. House, Former Chief        2006        105,116          0                    0                                0
Financial Officer
                                    2005        157,370     25,000              121,200                       153,179 (7)

                                    2004         58,301          -                    -                                -

Gary D. Lewis, former Chairman      2004         82,306          0                    0
of the Board, President and
Chief Executive  Officer (until
April 2004)(5)
                                                                                                              563,900(8)

Charles A. Vanella, former          2004                         0                    0
President and Chief Executive
Officer (April to August  2004);
President and Chief Executive
Officer of EWCO
                                                119,922                                                       227,692(9)

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

     The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2006:


                                       Grants of Plan-Based Awards
                                                          Estimated Future        All Other    All Other
                       Estimated Future Payouts Under     Payouts Under Equity    Stock        Option
                      Non-Equity Incentive Plan Awards    Incentive Plan Awards   Awards(1):   Awards:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Grant Date
                                                                                     Number     Number of   Exercise of  Fair Value
                                                                                     of Shares  Securities  Base Price   of Stock
                  Grant                                                              of Stock   Underlying  of Option    and Options
    Name          Date      Threshold  Target  Maximum  Threshold   Target  Maximum  or Units   Options     Awards       Awards
------------------------------------------------------------------------------------------------------------------------------------
James W.          04/26/06       -        -       -         -         -        -      16,326       50,000      2.45       54,000
Bradshaw
                  10/12/06       -        -       -         -         -        -        -         200,000      0.88       72,000

J. Peter
Farquhar              -          -        -       -         -         -        -        -            -         -             -

Patrick Hook                     -        -       -         -         -        -        -         110,000     0.88        39,600

J. Stanley
Baumgartner, Jr.  06/26/06       -        -       -         -         -        -      40,000      40,000      1.75        30,400
                  10/12/06       -        -       -         -         -        -           -     110,000      0.88        39,600

John A. Mayfield      -          -        -       -         -         -        -        -              -         -             -


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
Principal         Options        Options        Unearned   Exercise Expiration     Not        Not    Have Not     Have Not
Position        Exercisable   Unexercisable     Options    Price    Date         Vested     Vested   Vested       Vested
----------------------------------------------------------------------------------------------------------------------------

James W.                   0          50,000          0      2.45    04/26/16         -        -          -           -
Bradshaw,
Chief                      0         200,000          0      0.88    10/12/16
Executive
Officer

J. Peter              26,667       33,333(1)          0      5.50    02/17/15         -        -           -           -
Farquhar,
Chief
Executive
Officer

Patrick Hook,         13,333          26,667          0      5.50    02/17/15         -        -           -           -
President                            110,000          0      0.88    10/12/16

J. Stanley                 0       40,000(2)          0      1.75    06/26/16 40,000(2)        0           0           0
Baumgartner,                      110,000(2)                 0.88    10/12/06
Jr., Chief
Financial
Officer

John A.                    0       40,000(3)          0      5.50    11/14/15         -        -           -           -
Mayfield,
Chief
Financial
Officer

James T. House             0      40,000 (4)          0      5.50     2/17/15         -        -           -           -

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

(2) On June 26, 2006, Mr. Baumgartner was granted an option to purchase 40,000 shares of Common Stock and 40,000 shares of Common Stock. Both the option and the stock issuance were subject to a vesting schedule, which provided for vesting ratably on June 26, 2007, June 26, 2008 and June 26, 2009. On October 12, 2006, Mr. Baumgartner was granted an option to purchase 110,000 shares of common stock, subject of a vesting schedule which provided for vesting ratably on October 12, 2007, October 12, 2008 and October 12, 2009. At the time Mr. Baumgartner resigned in December 2006, no part of the optionS or the stock grant had vested and he has forfeited rights to both.

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


ITEM 14. PRINCIPAL ACCOUNTANT'S FEES & SERVICES

     Rehmann Robson is our independent accountants and has reported on the financial statements in this 2006 Annual Report. Grant Thorton LLP, our former independent accountants, reported on the consolidated financial statements for 2005.

     The following table presents aggregate fees billed for each of the years ended December 31, 2006 and 2005 for professional services rendered by Rehmann Robson and Grant Thornton LLP, respectively, in the following categories:

                                   Year Ended December 31,
                             -------------------------------------

                                      2006               2005
Audit fees (1)                $      595,929      $       630,000
Audit-Related Fees            $            0      $       142,000
Tax Fees (2)                  $        2,000      $             0
All Other Fees                $       16,000      $             0

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

                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


     (a.) Financial Statements

     Our financial statements for the following years and entities are included in response to item 8 of this report:

Tarpon Industries, Inc.                                                    Page


REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS..................57
CONSOLIDATED BALANCE SHEETS................................................59
CONSOLIDATED STATEMENTS OF OPERATIONS......................................60
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)..................61
CONSOLIDATED STATEMENTS OF CASH FLOWS......................................62
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................65
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM....................94
EUGENE WELDING CO..........................................................95
BALANCE SHEETS.............................................................95
LIABILITIES AND SHAREHOLDER'S EQUITY.......................................95
STATEMENTS OF OPERATIONS...................................................96
SHAREHOLDER'S EQUITY.......................................................97
STATEMENT OF CASH FLOWS....................................................98
NOTES TO FINANCIAL STATEMENTS..............................................99


     (b.) Financial Statement Schedules.

     Schedule Page

     Schedule II - Tarpon Valuation and Qualifying Accounts and Reserves for the years S-1 ended December 31, 2006, 2005 and 2004.

     Schedule II - EWCO Valuation and Qualifying Accounts and Reserves for the three S-2 month period ended March 31, 2004.


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

                                    TARPON INDUSTIRES, INC.
                                    (Registrant)

Dated: April 23, 2007               By: /s/ James W. Bradshaw
                                        --------------------------------------
                                               James W. Bradshaw
                                          Its: Chief Executive Officer
                                          And Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                         Title                      Date

                                Chief Executive Officer
/s/James W. Bradshaw                and a Director               April 23, 2007
---------------------------     (Principal Executive Officer)
    James W. Bradshaw


/s/Tracy Shellabarger            Director                        April 23, 2007
---------------------------
    Tracy Shellabarger


/s/Michael A. Ard                Director                        April 23, 2007
---------------------------
      Michael A. Ard


/s/Gerald Stein                 Director                        April 23, 2007
---------------------------
       Gerald Stein

                      SCHEDULE II - TARPON INDUSTRIES, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              For the years ended December 31, 2006, 2005 and 2004

                                             Column B              Column C Additions              Column D           Column E
                                           --------------    ------------- ---- ------------     -------------      -------------

                                                                (1, 4)              (2)              (3)
                                                             -------------      ------------     -------------
                                              Balance
                                           at Beginning       Charged to         Charge to                           Balance at
                                                of            Costs and            Other                               End of
                                              Period           Expenses          Accounts         Deductions           Period
                                           --------------    -------------      ------------     -------------      -------------
Allowance for Doubtful Accounts
-------------------------------

Year ended December 31, 2006            $        192,901  $       516,978    $           --   $       440,693    $       269,187
Year ended December 31, 2005            $        290,001  $     1,000,018    $     (20,645)   $     1,076,473    $       192,901
Year ended December 31, 2004            $             --  $       379,972    $      243,130   $       346,692    $       290,001

Tax Valuation Allowance
-----------------------

Year ended December 31, 2006            $      3,534,721  $     3,369,030    $           --   $            --    $     6,903,751
Year ended December 31, 2005            $      1,198,380  $     2,336,341    $           --   $            --    $     3,534,721
Year ended December 31, 2004            $        481,734  $       716,646    $           --   $            --    $     1,198,380


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

10.91 Agreement dated March 20, 2006 between Agellan Investments and Steelbank Tubular, Inc. for the sale and leaseback of its Mississauga, Ontario, facility incorporated by reference to Exhibit 99.2 of the Registrant's report on Form 8-K dated March 20, 2006.

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