Form 10-Q
period 2007-03-31
Tarpon Industries, Inc.
filed 2007-05-21
CIK 1303565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2007 or

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

     The number of the registrant's common shares outstanding as of March 31, 2007 was 8,507,797.

                                Explanatory Note


                             TARPON INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2007

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................3


         ITEM 1.      FINANCIAL STATEMENTS.....................................4


         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........15


         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK.......................................18


         ITEM 4.      CONTROLS AND PROCEDURES.................................19


PART II - OTHER INFORMATION...................................................21


         ITEM 1.      LEGAL PROCEEDINGS.......................................21


         ITEM 1A.     RISK FACTORS............................................21


         ITEM 2.      DEFAULTS UPON SENIOR SECURITIES.........................21


         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....21


         ITEM 6.      EXHIBITS................................................21


         SIGNATURES...........................................................22

                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

                             TARPON INDUSTRIES, INC.

                      INDEX TO INTERIM FINANCIAL STATEMENTS

                                                                            Page
Tarpon Industries, Inc.
Consolidated Balance Sheets --- March 31, 2007 and December 31, 2006...........4
Consolidated Statements of Operations --- For the Three Months Ended
     March 31, 2007 and 2006...................................................5
Consolidated Statements of Cash Flows --- For the Three Months Ended
     March 31, 2007 and 2006...................................................6
Notes to Consolidated Financial Statements.....................................7

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              March 31,         December 31,
                                                                                 2007               2006
                                                                             (Unaudited)
                                                                            ---------------    ---------------

ASSETS:
CURRENT ASSETS:
Cash and cash equivalents                                                      $   920,086       $  1,375,711
Accounts receivable (less allowance for doubtful accounts at March 31,
      2007 of $291,817 and at December 31, 2006 of $269,187)                     8,070,212          8,608,275
Inventories                                                                      6,468,666          6,759,562
Other current assets                                                             1,203,613            841,259
                                                                            ---------------    ---------------
      Total current assets                                                      16,662,577         17,584,807

Property plant and equipment - net                                               5,038,861          5,145,792
Deferred financing costs                                                         1,101,151          1,385,585
                                                                            ---------------    ---------------
TOTAL ASSETS                                                                  $ 22,802,589       $ 24,116,184
                                                                            ===============    ===============


LIABILITIES AND SHAREHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Short-term debt                                                               $  8,597,637       $  9,578,648
Term debt, classified as current                                                 6,444,408          6,458,328
Accounts payable - trade                                                         8,891,310         10,147,486
Other current liabilities                                                        2,524,725          1,248,295
                                                                            ---------------    ---------------
      Total current liabilities                                                 26,458,080         27,432,757

Long-term debt less current maturities                                                 665              2,643
Other long-term liabilities                                                        138,720            108,000
                                                                            ---------------    ---------------
TOTAL LIABILITIES                                                               26,597,465         27,543,400

SHAREHOLDERS' DEFICIT :
Preferred shares; no par value, 2,000,000 authorized; no shares issued
      at March 31, 2007 and at December 31, 2006                                         -                  -
Common shares; no par value, authorized, 20,000,000 shares at March 31,
        2007 and at December 31, 2006; issued and outstanding, 5,853,712
        Shares at March 31, 2007 and 4,993,712 at December 31, 2006             19,036,702         16,856,821
Accumulated deficit                                                            (23,278,100)       (20,713,749)
Accumulated other comprehensive income                                             446,522            429,712
                                                                            ---------------    ---------------
       Total shareholders' deficit                                              (3,794,876)        (3,427,216)
                                                                            ---------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                    $ 22,802,589       $ 24,116,184
                                                                            ===============    ===============

NOTE: The Balance Sheet at December 31, 2006 is an excerpt from the audited financial statements at that date but does not include any of the information required by accounting principles generally accepted in the United States for complete financial statements.



                             SEE ACCOMPANYING NOTES

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                      Three Months Ended March 31,
                                                               ------------------------------------------

                                                                         2007                 2006
                                                                -------------------    ----------------
REVENUES:
Sales, net of customer discounts                                    $ 13,997,444        $ 17,050,261

COST OF GOODS SOLD                                                    13,299,713          15,748,695
                                                                -------------------    ----------------

     Gross profit                                                        697,731           1,301,566

Selling, general and administrative expenses                           1,856,829           2,699,586
                                                                -------------------    ----------------

OPERATING LOSS                                                        (1,159,098)         (1,398,020)

OTHER (INCOME) EXPENSE:
 Miscellaneous  expense (income)                                           4,267             (44,007)
 Loss from derivatives                                                    30,720             101.000
 Loss on extinguishment of debt                                          129,853                   -
 Financing costs                                                         193,064              21,638
 Foreign exchange (gain) loss                                             (3,485)             13,373
                                                                -------------------    ----------------
     Total other expense, net                                            354,419              92,004
                                                                -------------------    ----------------
INTEREST EXPENSE, NET
  Interest expense                                                     1,056,453           1,391,218
  Interest income                                                           (79)             (25,926)
                                                                  -------------------    ----------------
     Interest expense, net                                             1,056,374           1,365,292
                                                                -------------------    ----------------

NET LOSS                                                            $ (2,569,891)       $ (2,855,316)
                                                                ===================    ================


NET LOSS PER COMMON SHARE - BASIC AND DILUTED                            $ (0.43)            $ (0.62)
                                                                ===================    ================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                   5,928,833           4,640,130
                                                                ===================    ================




                             SEE ACCOMPANYING NOTES

                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               Three Months Ended March 31,
                                                                           -----------------------------------

                                                                                 2007               2006
                                                                            ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $ (2,569,891)      $ (2,855,316)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                                     187,423            247,244
  Accretion of note discount and other charges                                      466,287            525,613
  Stock option expense                                                               59,654             30,624
  Non-employee stock options                                                              -                  -
  Loss on derivative instrument                                                      30,720            101,000
  Loss on extinguishment of debt                                                    129,853                  -
  Changes in assets and liabilities:
    Accounts receivable decrease (increase)                                         561,145           (766,047)
    Inventory decrease (increase)                                                   318,973         (1,062,885)
    Other assets (increase)                                                        (361,614)            (4,451)
    Customer advance payments increase                                              727,262          1,980,032
    Accounts payable and accrued expenses (decrease)                               (698,785)          (652,311)
                                                                            ----------------   ----------------
  Net cash used in operating activities                                          (1,148,973)        (2,456,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of FENCEMaster obligations                                                       -           (984,733)
Capital expenditures                                                                (59,112)          (169,441)
                                                                            ----------------   ----------------
    Net cash used in investing activities                                           (59,112)        (1,154,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares (net of issuance costs paid
  of $468,986)                                                                    1,422,264                  -
Net payments on credit facilities                                                  (284,296)        (1,240,013)
Repayment of long-term obligations                                                 (161,210)          (177,088)
Repayment of short-term obligations                                                (232,620)                 -
                                                                            ----------------   ----------------
    Net cash provided by (used in) financing activities                             744,138         (1,417,101)

IMPACT OF FOREIGN CURRENCY EXCHANGE ON CASH                                           8,322             (7,361)
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (455,625)        (5,035,133)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,375,711          7,317,364
                                                                            ----------------   ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   920,086        $ 2,282,231
                                                                            ================   ================

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                      $ 411,067          $ 392,608
                                                                            ================   ================

    Non-cash investing and financial transactions:
    Stock issues as payment of debt                                               $ 568,109                  -
                                                                            ================   ================



                             SEE ACCOMPANYING NOTES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Financial Statement Presentation

     The unaudited interim consolidated financial statements in this report reflect all adjustments which are, in our opinion, necessary to fairly state the results for the interim periods presented. All adjustments that are material are of a normal recurring nature. Our operating results for the three-month period ended March 31, 2007 do not necessarily indicate the results that should be expected for the year ending December 31, 2007. The unaudited interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent With those stated in the Company's Annual Report on Form 10-K.

2. New Accounting Pronouncements

     There have been no new accounting pronouncements since the disclosure in the Company's Annual Report for 2006.

3. Financial Position

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained losses of approximately $23.3 million from its inception on January 16, 2002 through March 31, 2007 and has negative working capital of $9.8 million and is in violation of its debt covenants as of March 31, 2007. If the Company is unable to significantly decrease its losses and obtain additional financing needed for growth and to meet tightened vendor payment terms, its financial resources will not be adequate to satisfy its operating and capital requirements for the next 12 months.

     The Company began an equity financing during the first quarter of 2007, with an initial closing occurring in January of 2007 raising gross proceeds of $602,000 and netting $565,000 to the Company. Another closing ("Raise 1", per agreement with Laurus. See Convertible Debt) was completed on March 23, 2007, grossing $1.9 million and netting $582,000 to the Company after the repayment of bridge notes, dated December 7, 2006, and the scheduled payment to Laurus. On April 4, 2007, the Company received $120,000 on additional gross proceeds of $156,000 related to the March 23, 2007 closing. "Raise 2" is scheduled to occur in May 2007 and "Raise 3" is expected to occur no later than August 1, 2007.

     Management's plans include continued cost reduction efforts, improved gross margins, improved receivables and inventory management and continuing the development of its customers and markets through its sales initiatives.

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

4. Details of Balance Sheet

     The following table sets forth the components of the Company's inventory as of the noted dates:

    INVENTORIES:
                                March 31,             December 31,
                                   2007                   2006
                               -----------            -----------
Raw materials                  $ 2,217,587            $ 3,643,846
Work in process                    535,519                481,858
Finished goods                   3,436,369              2,325,008
Supplies                           279,191                308,850
                               -----------            -----------
     Total                     $ 6,468,666            $ 6,759,562
                               ===========            ===========

     The following table sets forth the components of the Company's property, plant and equipment as of the noted dates:

     PROPERTY, PLANT AND EQUIPMENT:

                                                March 31,         December 31,
                                                  2007                2006
                                              ------------       -------------
Machinery and equipment                       $  6,091,726       $  5,979,418
Leasehold improvements                             177,280            214,454
Computer equipment                                 353,859            343,580
Transportation equipment                            47,253             47,035
Furniture and fixtures                              71,345             67,742
                                              ------------       -------------
     Total                                       6,741,463          6,652,229
Accumulated depreciation and amortization       (1,702,602)        (1,506,437)
                                              ------------       -------------
     Net property, plant and equipment        $  5,038,861       $  5,145,792
                                              ============       =============

5.  Debt

     The following table sets forth the components of the Company's debt as of the noted dates:

Short Term Debt
                                                 March 31,       December 31,
                                                   2007             2006
                                               -----------       ------------
EWCO revolving credit facility                 $ 5,083,034       $ 5,943,115
Steelbank revolving credit facility              3,514,603         2,860,533
Bridge loan payable                                      -           775,000
                                               -----------       ------------
      Total                                    $ 8,597,637       $ 9,578,648
                                               ===========       ============

Term Debt, Classified as Current
                                                   March 31,      December 31,
                                                     2007            2006
                                                  ----------      ------------
EWCO term loan                                     $  720,233      $   789,933
Steelbank term loan                                 1,090,530        1,171,307
Convertible debt (less discounts of $999,114
   and $1,135,570, respectively)                    4,625,886        4,489,430
Other                                                   8,424           10,301
                                                   ----------     ------------
   Total                                            6,445,073        6,460,971
Current portion                                    (6,444,408)      (6,458,328)
                                                   ----------     ------------
Long-term portion                                  $      665       $    2,643
                                                   ==========     ============


     Annual maturities of long-term debt and capital lease obligations based on the stated terms of the underlying agreements are as follows:

                2007          $ 6,275,069
                2008              642,975
                2009              526,143
                              -----------
                Total         $ 7,444,187
                              ===========

EWCO Credit Facility - Terms and Default

     Eugene Welding Company ("EWCO"), a subsidiary of Tarpon, has a credit facility with LaSalle Bank Midwest, N.A. which includes a revolving credit line up to $9,000,000 with borrowings based upon eligible inventory and receivables and a $1,394,000 term loan amortizable in equal monthly installments of principal over five years ending August 1, 2009.

     On March 30, 2007, the Company executed a "Waiver and Fourth Amendment to Loan Agreement and Reaffirmation of Guaranty" with LaSalle Bank Midwest N.A., Eugene Welding Company's lender. The agreement extends the current term by three years to August 31, 2010 and (1) waives all existing events of default and amends the Loan Agreement to adjust the interest rate, currently at the bank's prime rate plus 2% to the prime rate plus 1.5% immediately following the completion of "Raise 3" (see Convertible Debt below) and then subject to a grid structure on July 1, 2008, which permits further rate reductions tied to debt service coverage and excess availability and (2) establishes new financial covenants for Tangible Net Worth and EBITDA, with a Debt Service Coverage covenant to become effective for the calendar quarter ending March 31, 2008.

     Both the revolving credit line and term loan are secured by all of the assets of EWCO, approximately $14.1 million as of March 31, 2007, and a guarantee by Tarpon.

     Outstanding borrowings averaged $4.8 million, with a weighted average interest rate on credit line borrowings of 10.8% in during the first quarter of 2007.

Steelbank Credit Facility - Terms and Default

     On February 17, 2005, Steelbank entered into a Loan Agreement with LaSalle Business Credit ("Lender"), a division of ABN AMRO Bank N.V., Canada Branch, which provides for (1) a revolving credit line maturing February 17, 2008 in the maximum principal amount of Cdn. $8,000,000 with borrowings based upon eligible inventory and receivables, and (2) a term loan in the principal amount of Cdn. $2,100,000. Borrowings in Canadian dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 0.75% and 1.25% (9.5% at December 31, 2006). Borrowings in U.S. dollars under the revolving credit facility are at the Lender's U.S. prime rate. The term loan matures March 1, 2010. Principal on the term loan is payable in sixty equal monthly installments of Cdn. $35,000 beginning on April 1, 2005. The term loan bears interest, payable monthly in arrears, at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 0.75% and 1.25%. Outstanding borrowings averaged $2.7 million, with a weighted average interest rate on credit line borrowings of 9.03% during the first quarter of 2007.

     Under certain circumstances, Steelbank has the option to convert all or any part of its Canadian or United States borrowings to an interest rate equal to a LIBOR rate plus an applicable margin of between 2.25% and 2.75% or a Banker's Acceptance rate plus an applicable margin of between 2.25% and 2.75% (9.0% on March 31, 2007). Interest on the revolving credit facility is payable monthly in arrears.

     The obligations under the loan agreement are unconditionally guaranteed by Tarpon and are secured by a security interest in substantially all of the assets of Steelbank, approximating $10.9 million, and Tarpon, other than Tarpon's common shares of EWCO. Steelbank's obligations under the Loan Agreement are also secured by a pledge of all the capital stock of Steelbank pursuant to a share pledge agreement between Tarpon and its Lender.

     The loan agreement also requires compliance with several financial covenants including adjusted net worth of at least Cdn. $4,864,381. For quarters ending on or after September 30, 2005, the minimum adjusted net worth of the previous quarter is increased by 75% of the net income for that quarter (ignoring quarters in which there is a loss), and the required minimum adjusted net worth for this purpose was $4,864,381. The loan agreement also requires Steelbank to maintain a debt service coverage ratio (generally net income adjusted for depreciation and amortization, non-cash transactions, and capital expenditures divided by the total of all principal payments of long-term debt, capital leases, subordinated debt and all payments in respect of any distribution), of at least 1.25 to 1.00. It also requires Steelbank to maintain interest coverage (generally net income adjusted for interest expense, bank fees and net costs under interest rate contracts, taxes, depreciation and amortization and non-cash items divided by interest expense plus bank fees and net costs under interest rate contracts), of at least 1.50 to 1.00. Steelbank used the borrowings under the credit facility to provide partial funding for the acquisition of substantially all of the assets and business of the Haines Road facility and Haines Road real estate, to pay transaction fees and expenses, to refinance Steelbank's full-recourse factoring arrangement and for general working capital purposes of Steelbank.

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

     On October 2, 2006, LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch, issued a notice of default to Steelbank, as a result of Steelbank's failure to meet its adjusted net worth covenant and its debt service coverage ratio covenants. From and after October 1, 2006, Steelbank's loans will bear interest at a rate of two per cent (2%) per annum, in excess of the interest rate otherwise payable (total effective rate of 9.3% at March 31, 2007). LaSalle had agreed to waive default interest through September 30, 2006.

Convertible Debt

     On December 13, 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus") in connection with the private placement of a convertible term note (the "Note") issued by the Company in the principal amount of $6,000,000 due December 13, 2008 and common stock purchase warrants (the "Warrants"). The Note is collateralized by all present and future assets of Tarpon and its subsidiaries, including the equity interests of EWCO and Steelbank, subject to a subordination agreement between Tarpon ABN AMRO Bank, N.V., Canadian Province and LaSalle Bank, Midwest, N.A. The Note is payable in equal monthly installments of principal totaling $187,500 commencing on April 1, 2006 through the maturity date and bears interest at prime plus 2% (10.25% at March 31, 2007). As part of the Agreement, the monthly payments of principal and interest, under certain conditions, are convertible into shares of the Company's no par value common stock at a fixed conversion price of $3.27 per share. The Warrants provide for the purchase of up to 390,000 shares of common stock at an exercise price of $3.81 until December 13, 2012.

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

     In connection with this financing, the Company recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature inherent in the instrument. Such discounts are being amortized using the effective interest method over the term of the related debt. The conversion feature itself was deemed to be a derivative under FASB Statement No. 133. The Company estimated the fair value of the conversion feature to be $13,000 as of March 31, 2007 and at December 31, 2006. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,472,000, including warrants to purchase up to 300,000 shares of common stock to Joseph Gunnar and Company, a related party, recorded as deferred financing costs and amortized over the life of the note. The 300,000 warrants were valued at approximately $432,000 using the Black-Scholes model using the same assumptions described above, except for a term of five years. The warrants were deemed to be a derivative instrument as they can be put back to the Company, and, therefore the corresponding liability was marked to market and recorded at a fair value of $138,720 as of March 31, 2007 and $108,000 as of December 31, 2006. The $30,720
increase in fair value during the first quarter of 2007 is included in the overall "Loss from derivatives" within the Statement of Operations. These warrants are exercisable through December 13, 2010 at $3.27 per share. Although the stated interest rate of the convertible note is the prime rate plus 2% (10.25% on March 31, 2007), as a result of the aforementioned discounts and fees, the effective interest rate of the Note was estimated to be approximately 41.8% per annum at its inception on December 13, 2005.

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

     On August 17, 2006, Tarpon reached an agreement with the Laurus fund whereby Tarpon would issue 100,000 shares of Tarpon common stock valued at $190,000 ($1.90 per share) to Laurus in exchange for Laurus amending certain provisions of its loan agreement. In addition, Tarpon agreed to award Laurus an additional 100,000 shares contingent on Tarpon completing a successful equity raise (in process as of March 31, 2007). The agreement provided that the loan agreement would be amended such that an event of default with LaSalle Bank Midwest (LaSalle) and/or LaSalle Business Credit (LaSalle) which is not declared as a default by LaSalle, would not give rise to default interest due to Laurus. Because LaSalle did not declare the Company in default until October 2, 2006, default interest was therefore not due Laurus until the fourth quarter of 2006. The results of operations for the first quarter of 2007 include $372,000 of default interest due to Laurus.

     On February 28, 2007, the Company entered into a debt restructuring agreement with Laurus, amended on March 20, 2007, whereby the Company would make payments of interest and principal in arrears from the anticipated proceeds of three separate equity financing transactions scheduled during the period starting January 25 and ending not later than August 1, 2007. The agreement calls for payments to Laurus during this period of $125,000 toward interest in "Raise 1" (completed March 23, 2007), $125,000 toward interest and $250,000 toward principal in "Raise 2", expected to close in May 2007 and 33% of gross proceeds, which are estimated at $4 million, in "Raise 3", expected to occur not later than August 1, 2007. Immediately after the completion of Raise 2, Laurus will waive all existing defaults, as well as default fees and default interest accrued on the note. Upon the consummation of Raise 3, Laurus will extend the maturity of the Convertible Note for three years, reset the principal payments to a five year amortization schedule, amend the default interest rate to 12% per annum and reset the equity blocker to 9.99%. If, however, a minimum of $1.7 million is not paid down on the principal by December 31, 2007, an amount equal to the default charges waived after Raise 2 will be added to the principal amount of the Convertible Note on January 1, 2008.

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

     The entire balance of $775,000, plus accrued interest of $25,729, was retired at the "Raise 1" closing on March 23, 2007 through cash payoffs of $232,620 and conversion to common shares of $568,109.

6.  Leases

     Facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense was $191,000 and $88,000 for the three months ended March 31, 2007 and 2006, respectively.

The following is a schedule of annual future minimum lease payments under operating leases with remaining non-cancellable lease terms in excess of one year as of December 31, 2006:

                Year                          Amount
                ----                          ------
                2007                      $  348,296
                2008                         443,033
                2009                         439,510
                2010                         423,483
                2011                         424,627
                Thereafter                 2,317,175
                                          ----------
                Total                     $4,396,124
                                          ==========


7. Comprehensive Loss

   Our comprehensive losses are as follows:


                                               Three Months Ended March 31,
                                              ------------------------------
                                                  2007              2006
                                              -------------     ------------

 Net loss                                     $ (2,569,891)     $ (2,855,316)
 Other comprehensive (loss) -
   foreign currency translation adjustments        (16,810)          (16,673)
                                              -------------     -------------
  Comprehensive loss                          $ (2,586,701)     $ (2,871,989)
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

                                             Three Months Ended March 31,
                                         ------------------------------------
                                            2007                2006
                                         ------------      ---------------

 Advisory services and expenses           $ 44,515            $ 67,901
                                         ------------      ---------------
         Total                            $ 44,515            $ 67,901
                                         ============      ===============


     During the three month period ending March 31, 2007, the Company made no cash payments to the former Chairman of the Board, President and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc. Cash payments in 2006 totaled $142,901.

     As of March 31, 2007, liabilities included $150,000 of advisory fees and expenses due to Bainbridge, included in accounts payable. As of March 31, 2006, $63,889 of success fees was owed for the Haines Road acquisition consummated in 2005. This amount was classified as part of accrued expenses.

     In February 2006, the board of directors agreed to accelerate the payout of the success fees to Bainbridge Advisors, Inc., with final payment made in May of 2006.

     Joseph Gunnar and Company, LLC ("Gunnar") was the lead underwriter in the Company's 2005 initial public offering, and since such time has assisted the Company in various financing transactions. Gunnar customers hold collectively, a significant amount of its common stock. Gunnar is entitled to participate as an outside observer on the Company's board of directors from which it can exercise significant influence over the activities of the Company. For its services for bridge financing in 2004, Gunnar received a cash fee of $200,000 and 100,000 warrants subsequently, increased to 120,890 warrants as a result of certain anti-dilution privileges contained within the Company's warrant agreement. It also received cash payments of $83,500 in 2004. The original warrants had an exercise price of $ 6.25 with a term of 5 years. The revised exercise price was reset to $5.17 as a result of the issuance of additional warrants. The 2004 warrants when issued had a fair market value of $101,966. In exchange for serving as the underwriter for the Company's Initial Public offering (IPO) in 2005, Gunnar received a cash fee of $1,638,750. For its assistance in securing the convertible note financing (Note 5), Gunnar received a cash fee of $600,000 and 300,000 warrants with an exercise price of $3.27 with a fair market value of $432,000. The Gunnar warrants can be put back to the Company, and were deemed to be a derivative instrument and classified as a liability. At March 31, 2007, these warrants were marked to market with a value of $138,720 with the loss on the instrument recorded to loss from derivatives. In connection with the bridge financing in December of 2006, Gunnar received 96,875 warrants with a fair market value of $33,906 and earned additional fees of $78,000. In connection with the equity raise closings in the first quarter of 2007, Gunnar received 439,261 warrants with a fair market value of $252,000 and earned additional fees of $312,598. Gunnar also receives a retainer payable monthly in the amount of $7,500 which expires in December 2007. The following table summarizes the compensation earned by Gunnar:

     In accordance with its agency agreement, dated August 15, 2006, Gunnar is to be compensated at the rate of 12% of the gross proceeds from shares sold, 3% of the amount of restructured or replaced debt (1.5% for $1.0 million or less of debt) and warrants equal to 12.5% of shares sold at an exercise price equal to the price of such shares.

The following table summarizes the compensation earned by Gunnar:


                                            Three Months Ended March 31,
                                        ---------------------------------------
                                               2007                2006
                                         -----------------    -----------------

 Fees and expenses                           $   23,500               $23,500
 Warrants expense - Gunnar & Designees          252,519                     -
 Private placement                              312,598                     -
                                        --------------------  ------------------
         Total                               $  588,617               $23,500
                                        ====================  ==================

9.   Stock Options and Warrants

     As of October 22, 2004, the board of directors and shareholders of the Company adopted the Tarpon Industries, Inc. 2004 Stock Option Plan. The plan allows the Company to grant incentive stock options and non-qualified stock options to the directors, officers, employees, consultants and advisors of the Company to purchase up to an aggregate of 1,000,000 common shares. This plan was approved by the Company's shareholders in June 2005.

     During 2006, the Company granted options for 550,000 shares, 250,000 issued to James Bradshaw, Chairman and Chief Executive Officer, 50,000 exercisable at $2.45 per share and 200,000 exercisable at $0.88 per share, 110,000 issued to Patrick Hook, President and Chief Operating Officer, exercisable at $0.88 per share, 150,000 issued to J. Stanley Baumgartner, former Chief Financial Officer, 40,000 exercisable at $1.75 and 110,000 exercisable at $0.88 per share, 20,000 issued to Jeffrey Greenberg, a former employee, exercisable at $0.88 per share and 10,000 each issued to new directors Tracy Shellabarger and Gerald Stein, exercisable at $2.60 and $0.88 per share respectively. All options that have been granted under the plan to officers and employees of the Company vest in cumulative annual installments over three years. Options issued to consultants and directors vest immediately upon issuance. No options were granted during the three months ended March 31, 2007 and 2006, respectively.

Activity under these Plans is shown in the following tables:

                                               Three Months Ended
                                                  March 31, 2007
                                      --------------------------------------
                                                     Weighted
                                                     Average       Aggregate
                                                     Exercise    Instrinsic(1)
Shares subject to option                Shares       Price           Value
------------------------                ------       -----           -----
Outstanding at beginning of period      673,190        $2.88         $ --
New Grants (based on fair value of
common stock at dates of grant)              --          --
Exercised                                    --          --
Expired                                      --          --
Forfeited                               (38,595)      $3.11
                                      ----------    ----------    ----------
Outstanding at end of period            634,595       $2.87         $ --
Exercisable at end of period            223,063       $5.12         $ --


                                               Three Months Ended
                                                 March 31, 2006
                                      --------------------------------------
                                                                   Aggregate
                                                     Weighted     Instrinsic(1)
                                                     Average         Value
                                                     Exercise        (in
Shares subject to option                 Shares       Price        millions)
------------------------                 ------       -----        ---------
Outstanding at beginning of period      415,085      $5.50          $ --
New Grants                                   --         --
Exercised                                    --         --
Expired                                      --         --
Forfeited                               (91,895)     $5.50
                                      ---------    ----------    ----------
Outstanding at end of period            323,190      $5.50          $ --
Exercisable at end of period            187,730      $5.50          $ --


     (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

          The total fair value of shares vested during the three months ended March 31, 2007 was $194,000.

     The following table summarizes information about stock options at March 31, 2007:



                                         Options Outstanding                              Options Exercisable
                           ------------------------------------------------  -------------------------------
                                             Weighted         Weighted                   Weighted   Weighted
                                             Average          Average                    Average     Average
                                            Remaining         Exercise                   Exercise  Remaining
Range of Exercise Prices      Shares     Contractual Life     Price           Shares      Price    Contractual
                                                                                                        Life
------------------------      ------     ----------------     --------       ------      -----      ----------

 $0.88 to $5.50              634,595        8.88              $2.87          223,063     $5.12         8.06



     At March 31, 2007, options covering 365,405 shares were available for future grants under the 2004 Plan.

     The following table provides additional information about outstanding warrants categorized by exercise price at date of grant using the Black-Scholes model:


                                                                Warrants                  Expiration            Exercise
Party                                                         Outstanding                   Date                 Price
2004 Gunnar - Bridge Financing                                    123,614                 12/31/2010       $       1.25
2004 Private Placement                                            893,806                 12/13/2012               2.33
2005 Gunner - IPO                                                 243,360                 04/05/2009               0.98
2005 Gunnar - Laurus
Convertible Note                                                  300,000                 04/05/2009               0.91
2005 Laurus Warrants Associated
with Convertible Note                                             390,000                 02/17/2010               3.81
2006 Bridge Note Holders                                          775,000                 12/07/2011               0.80
2006 Gunnar - Bridge Financing                                     96,875                 12/07/2011               0.80
2007 Gunnar - Private Placement                                   107,500                 01/24/2012               0.91
2007 Gunnar - Private Placement                                   331,761                 03/23/2012               0.94
                                                              -----------
Total                                                           3,261,916
                                                              ===========

9.   Contingencies

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

10.   Income Taxes

     Tarpon has not recognized potential U.S. or Canadian federal tax benefits from its net losses because of the uncertainty regarding its ability to realize future tax benefits of its net operating loss carryforwards. The potential loss carryforward at March 31, 2007 is approximately $19.6 million. If the Company achieves profitability, the net operating loss carryforwards may be available to offset future income taxes.

     In April, 2007 the Internal Revenue Service notified the Company of a tax audit for the year ended December 31, 2004. Such audit is currently in process.

     The Company has not yet completed its assessment of the impact of FIN 48 and, therefore, will not adjust opening accumulated deficit for the cumulative effects, if any, of applying this interpretation. Such adjustment, expected by the Company to be immaterial, will be reflected in the results of operation for 2007.

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


                        Three Months Ended March 31, 2007
                ------------------------------------------------

                                EWCO               Steelbank           Other (A)       Total
                               -----------         -----------         ---------   -------------
External revenues              $ 10,364,982        $ 3,632,462         $      --   $   13,997,444

Inter-segment sales                  98,880            118,843          (217,723)              --

Depreciation and amortization        22,962            167,050                --          190,012

Operating profit (loss)             (11,191)          (371,021)         (776,886)      (1,159,098)

Total assets                     14,149,211         10,853,672        (2,200,291)       22,802,592

Capital expenditures                 20,342             38,770                --           59,112



                        Three Months Ended March 31, 2006

                ------------------------------------------------

                                 EWCO              Steelbank           Other (A)       Total
                                ----------        ----------          ---------    --------------
External revenues               $ 11,919,750      $ 5,130,511         $      --     $ 17,050,261

Inter-segment sales                  187,405               --          (187,405)              --

Depreciation and amortization         28,973          218,271                --          247,244

Operating profit (loss)               82,460         (133,549)       (1,346,931)      (1,398,020)

Total assets                      12,862,967       21,256,928         1,301,063       35,420,958

Capital expenditures                      --          169,441                --          169,441


(A) Other represents information for the Company's parent, Tarpon which is not allocated into the operating segments.


     Revenues by country for the three months ended March 31 are as follows:


                                             Three Months Ended
                                                  March 31,
                               -----------------------------------------------
                                        2007                      2006
                               ----------------------    ---------------------

United States                           $ 11,101,724             $ 13,877,089
Canada                                     2,895,720                3,173,172
                               ----------------------    ---------------------
        Total                           $ 13,997,444             $ 17,050,261
                               ======================    =====================

12.  Subsequent Events

     On April 30, 2007, the Company executed a "Second Amendment to Loan Agreement and Reaffirmation of Guaranty" with LaSalle Business Credit, Steelbank's lender. The agreement extends the current term by three years to August 31, 2010 and (1) waives the existing events of default, specifically the tangible net worth covenant and the debt service coverage ration, and amends the Loan Agreement to adjust the interest rate, currently at the bank's prime rate plus 2% and then subject to a grid structure immediately following the completion of "Raise 3", which permits further rate reductions tied to debt service coverage and excess availability and (2) establishes new financial covenants for Tangible Net Worth and EBITDA, with a Debt Service Coverage covenant to become effective for the calendar quarter ending March 31, 2008.

     On May 4, 2007, Gerald Stein, director since October 12, 2006, resigned from the Board of Directors for personal reasons. On May 14, 2007, the Company announced the election of Frank Gesuale as director.

     By letter dated May 11, 2007, LaSalle Bank Midwest N.A. issued a "Notice of Events of Default; Reservation of Rights" letter to Eugene Welding Company noting that the delay of "Raise 2" of the equity raise beyond the agreed upon date of May 1, 2007, constitutes an immediate event of default and that LaSalle reserves the right to immediately accelerate the liabilities under the respective loan agreements and commence enforcement action against the Company and the loan collateral.


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

     Some of the statements in this report contain forward looking statements. Forward looking statements include statements relating to performance in "Management's discussion and Analysis of Financial Condition and Results of Operations." In addition we may make forward looking statements in future filings with the Securities and Exchange Commission and in written materials, press releases and oral statements issued by us or on our behalf. Forward looking statements include statements regarding the intent, belief or current expectations of our company and or its officers, including statements preceded by or including forward looking terminology such as "may", "will", "should", "expect", "anticipate", "believe", "plan", "intend", "propose", "estimate", "continue", "predict" or other similar expressions with respect to various matters. Our actual results may differ materially from those projected in the forward looking statements due to numerous factors, particularly those discussed in the "Risk Factors" in our annual report on Form 10K for the year ended December 31, 2006. All forward looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward looking statements that may be made by us or on our behalf in this report otherwise.

     Effective September 30, 2006, the Company's Steelbank subsidiary was not in compliance with covenants relating to its revolving credit line and was therefore technically in default with its agreement with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch. As a result of the cross default provisions in the loan agreements with LaSalle Bank Midwest and the Laurus Master Trust ("Laurus"), the Company is therefore in default with respect to these agreements as well, and is subject to default interest expense at the rate of two per cent (2%) per annum on the LaSalle agreements and two per cent (2%) per month on the Laurus agreement.


Overview of Recent Operations

     During the first quarter of 2007, the Company had net revenues of $14.0 million and a net loss of $2.6 million or ($0.43) per share. This compares with first quarter 2006 revenues of $17.1 million and a net loss of $2.9 million or ($0.62) per share. Our consolidated first quarter 2007 results were Materially impacted by the following items:

   o Amortization of finance costs and accretion of note discount, recorded as interest expense, of $466,000
   o    Loss on extinguishment of debt $130,000
   o    Penalty interest of $372,000
   o    Stock option expense of $60,000


Comparison of Operating Results for the Three Month Periods Ended March 31, 2007 and 2006

Net Revenues

     Listed in the tables below are the net revenues and tonnage shipped for the three months ended March 31, 2006 and 2005:


                            Three Months Ended March 31(dollars in thousands),
                         --------------------------------------------------------------------------
                                       2007                                        2006
                         ------------------------------------------ -------------------------------
                             Net Revenues         Tonnage           Net Revenues          Tonnage
                         ------------------------------------------ -------------------------------

EWCO Tubular                 $    2,639              3,179             $  5,787             7,726
EWCO  SpaceRak                    7,726              5,423                6,133             4,529
Steelbank Tubular*                3,632              3,605                5,130             4,797
                                  -----             ------                -----            -------
   Total                     $   13,997             12,207             $ 17,050            17,052
                             ==========            =======             =========           =======



     Net revenue for the first quarter of 2007 decreased approximately 18% over the same period in 2006 from $17.1 million to $14.0 million, while volume on a tonnage basis decreased 28%.

     EWCO Tubular volume on a tonnage basis decreased by approximately 59% in the first quarter of 2007 compared to the first quarter 2006. Net revenues of $2.6 million in the first quarter of 2007 were 54% lower than in 2006. The decline resulted from continued softening of the tubing market during the quarter. Revenue on a per ton basis increased by 11% from $749 in the first quarter of 2006 to $830 in the first quarter of 2007, due to tighter pricing controls and targeting our efforts away from low margin business.

     EWCO's SpaceRak engineered racking tonnage volumes declined approximately 12% in the first quarter of 2007 compared to the first quarter of 2006. Revenue on a per ton basis increased by 5.2%from $1,354 in the first quarter of 2006 to $1,425 in the first quarter of 2007, due primarily to tighter pricing controls. Net revenues of $7.7 million in the first quarter of 2007 represented a 26.0% increase over first quarter 2006 sales of $6.1 million due to a more focused effort to drive sales in our racking division, as well as improved price controls.

     Steelbank Tubular had net revenues of $3.6 million for the first quarter of 2007. Net revenues decreased significantly from 2006 levels of $5.1 million as a result of continued softening of the tubing market and the loss of FENCEMaster business.

Cost of Goods Sold and Gross Profit

     Gross profit for the three months ended March 31, 2007 of $698,000 decreased by $604,000, or 46%, compared to the three months ended March 31, 2006. Gross margins decreased to 5.0% from 7.6% for the corresponding periods due to the declining market for tubing, which resulted in lower sales and unabsorbed manufacturing overhead. Steel prices were fairly stable in the first quarter of 2007 and thus did not impact margins.

Selling, General and Administrative Expense

     Selling, general and administrative costs decreased from $2.7 million, or 15.8% of net revenue, during the first quarter of 2006 to $1.9 million, or 13.3% of net revenue during the first quarter of 2007. The decrease was primarily attributable to a $400,000 reduction in audit and other professional fees and a $391,000 reduction in salaries and benefits as a result of cost cutting efforts begun in 2006.

Other Income and Expense

     Other income and expense changed from expense of $92,000 to expense of $354,000 for the three months ended March 31, 2006 and March 31, 2007, respectively. The increase is primarily attributable to increased finance costs of $171,000 associated with the bridge loan financing that was paid off at the closing of equity financing, completed in March 2007, loss on extinguishment of debt of $130,000 and miscellaneous expense of $48,000, offset by a $70,000 reduction in loss from derivatives and foreign exchange gains of $17,000.

Income Taxes

     Tarpon has not recognized potential U.S. or Canadian federal tax benefits from its net losses because of the uncertainty regarding its ability to realize future tax benefits of its net operating loss carryforwards. The potential loss carryforward at March 31, 2007 is approximately $19.6 million. If the Company achieves profitability, the net operating loss carryforwards may be available to offset future income taxes.

     The Company has not yet completed its assessment of the impact of FIN 48 and, therefore, will not adjust retained earnings for the cumulative effects, if any, of applying this interpretation. Such adjustment, expected by the Company to be immaterial, will be reflected in the results of operation for 2007.

Net Loss

     Net loss decreased $285,000 to $2,570,000 for the three months ended March 31, 2007, versus $2,855,000 for the three months ended March 31, 2006 for the reasons described above.

Liquidity and Capital Resources

     As of March 31, 2007, we had a net working capital deficit of $9,796,000, including cash and cash equivalents of $920,000, accounts receivable of $8,070,000, inventories of $6,469,000 and total current operating liabilities of $26,458,000, including accounts payable of $8,891,000 and other accrued expenses of $2,525,000. Other current liabilities at March 31, 2007 include $8,598,000 outstanding on revolving credit facilities, convertible note payable to Laurus of $4,626,000, and reclassified term loans of Steelbank and EWCO totaling $1,811,000, due to the Company not being in compliance with certain financial covenants.

     The Company has $6,275,000 of debt maturing within the next twelve months. The Company is in the process of obtaining equity financing for working capital needs and refinancing its short term debts, on terms favorable to the Company. There can be no assurance that adequate financing will be obtained, failing which the Company's unmet financing needs will have a material adverse effect on its operations and continuance of business operations.

Cash Flows From Operating Activities

     Net cash used by the Company's operations during the first three months of 2007 was $1,175,000. Cash was used primarily by (1) $2,409,000 of losses, (2) a $362,000 increase in other assets and (3) a $725,000 decrease in accounts payables and accrued expenses, partially offset by (4) a $561,000 decrease in accounts receivable, (5) a $319,000 decrease in inventories and (6) a $727,000 increase in advance payments from customers.

Cash Flows From Investing Activities

     The Company's investing activities in the first three months of 2007 used $59,000 in cash for capital expenditures.

Cash Flows From Financing Activities

     The Company's financing activities provided $744,000 of cash in the first three months of 2007. Cash was provided by equity financing that netted the Company $1,422,000, offset by (1) net repayments on credit facilities of $284,000, (2) repayment of long-term obligations of $161,000 and (3) repayment of bridge loans Of $233,000.

Existing Financing Arrangements

     For information on the Company's existing financing arrangements, refer to Footnote 5 in the Tarpon Industries, Inc. and Subsidiaries - Notes to Consolidated Financial Statements contained elsewhere in this report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

     There have been no material changes for the Company's critical accounting policies as reported in the Company's Annual Report for 2006 on Form 10-K/A.

Contractual Obligations

     As of March 31, 2007, Steelbank was in violation of certain financial covenants of its Loan Agreement, resulting primarily from the losses sustained this year. On April 30, 2007, the Company executed a "Second Amendment to Loan Agreement and Reaffirmation of Guaranty" with LaSalle Business Credit, Steelbank's lender. The agreement extends the current term by three years to August 31, 2010 and (1) waives the existing events of default, specifically the tangible net worth covenant and the debt service coverage ration, and amends the Loan Agreement to adjust the interest rate, currently at the bank's prime rate plus 2% and then subject to a grid structure immediately following the completion of "Raise 3", which permits further rate reductions tied to debt service coverage and excess availability and (2) establishes new financial covenants for Tangible Net Worth and EBITDA, with a Debt Service Coverage covenant to become effective for the calendar quarter ending March 31, 2008.

     There have been no other material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 under the caption "Contractual Obligations".


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


                                                            (000's OMITTED)

                                2007           2008          2009           2010       There after       Total        Fair Value
Short Term Debt:
Variable Rate (U.S.$)          $5,083                                                                   $5,083          $5,083
Average Interest rate           10.3%                                                                    10.3%
Variable Rate (Cdn.$)
                               $3,515                                                                   $3,515          $3,515
Average interest rate            9.5%                                                                     9.5%
Long-Term Debt
Variable Rate (U.S. $)         $5,904          $441                                                     $6,345          $6,345
Average interest rate           10.3%         10.3%          10.3%                                       10.3%
Variable Rate (Cdn. $)           $364          $364           $363                                      $1,091          $1,091
Average interest rate            9.5%          9.5%           9.5%           9.5%                         9.5%
Fixed Rate (U.S. $)                $8                                                                       $8              $8
Average interest rate            5.2%                                                                     5.2%


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

     The table below provides information about the Company's steel inventory that is sensitive to changes in commodity prices, specifically steel prices. The table presents the carrying amount and fair value as of the indicated date:

                                         March 31, 2007
                         --------------------------------------------------
                               Carrying Amount              Fair value
                         --------------------------------------------------
                                (U.S.$ equivalent in thousands)
                         --------------------------------------------------
Steel Inventories......          $6,469                      $6,469


ITEM 4. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on their evaluation and review, our principal executive and principal financial officers have concluded that these controls and procedures, as designed and implemented, are not operating effectively. There have been no material changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     M. A lack of periodic reviews over account reconciliations. N. An inability to make required SEC filings in a timely manner.

     N. An inability to implement the provisions of FIN48 by the required effective date.

     The Company is required to comply with the provisions of Sections 302, 906 and 404 of the Sarbanes-Oxley Act. Section 404 requires the Company to document, test, and evaluate its internal controls over financial reporting and have its independent auditor conduct an evaluation of and report on management's evaluation process in the near future. In addition, we will also be required to audit and report on the effectiveness of internal controls. All material weaknesses identified in this process are required to be disclosed in the Company's reporting with the Securities and Exchange Commission (SEC). Our experience with its documentation, testing and audit process has identified that significant resources are required to complete this exercise and considerable costs are incurred. We do no believe that the Company currently has the resources or knowledge to adequately complete this process which could result in a failure to file the appropriate reports with the SEC.

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


ITEM 1A. RISK FACTORS

     Please refer to, and carefully consider, the "Risk Factors and Risks Related to Our Business" section listed in our Annual Report on Form 10-K as amended for the year ended December 31, 2006, together with the cautionary statement under the caption "Cautionary Statement Regarding Forward Looking Statements" and the other information included in this report for information on significant risks affecting our business, including, but not limited to, our losses and the financing requirements we are experiencing. If any of these risks actually occur, our business, financial condition or results of operations could be materially adversely affected. There have been no material changes to the Company's risk factors since the Company's Annual Report for 2006 on Form 10-K as amended.


ITEM 2.  DEFAULTS UPON SENIOR SECURITIES

     The Company is not in compliance with certain financial covenants with its lending institutions, for which it has obtained non-binding commitments to adjust such covenants and maintain compliance. See footnote 5 in the Tarpon Industries, Inc. and Subsidiaries - Notes to Consolidated Financial Statements contained elsewhere in this report on Form 10-Q.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     A Special Meeting of Tarpon stockholders was held on February 12, 2007. At the Special Meeting, the Tarpon stockholders voted upon and approved the following matters: (1) a proposal to approve a transaction involving the issuance of up to $6,000,000 of shares of Tarpon's Common Stock, at a price of $.70 per share pursuant to a private placement offering, for which the voting results were as follows: FOR - 3,088,104; AGAINST - 113,324; ABSTAIN - 20,625; BROKER NON-VOTE - 0; (2) a proposal to amend Tarpon's Amended and Restated Articles of Incorporation to increase the authorized Common Stock, no par value, from 20,000,000 shares to 30,000,000 shares, for which the voting results were as follows: FOR - 3,092,375; AGAINST - 112,278; ABSTAIN - 17,400; BROKER NON-VOTE - 0; (3) a proposal to amend the Tarpon Amended and Restated 2004 Stock Option Plan to increase the shares subject thereto from 650,000 to 1,000,000 shares, for which the voting results were as follows: FOR - 2,909,312; AGAINST - 148,422; ABSTAIN - 164,319; BROKER NON-VOTE - 0; and (4) a proposal to ratify the Tarpon outside director compensation plan and certain compensation to an employee director, for which the voting results were as follows: FOR - 2,627,970; AGAINST - 139,587; ABSTAIN - 454,496; BROKER NON-VOTE - 0.


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

                                            TARPON INDUSTRIES, INC.
                                                 (Registrant)

Dated:  May 21, 2007                        By:    /s/ James W. Bradshaw
                                                  -----------------------------
                                                  James W. Bradshaw
                                            Its:  Chief Executive Officer and
                                                  Chief Financial Officer

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