Form 10-Q
period 2007-06-30
Tarpon Industries, Inc.
filed 2007-08-17
CIK 1303565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or

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

     The number of the registrant's common shares outstanding as of June 30, 2007 was 8,730,654.

                             TARPON INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2007

                                TABLE OF CONTENTS

                                                                            PAGE

PART I - FINANCIAL INFORMATION.................................................2

         ITEM 1.   FINANCIAL STATEMENTS........................................2
         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS........................18
         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK.......................................................25
         ITEM 4.   CONTROLS AND PROCEDURES....................................26

PART II - OTHER INFORMATION...................................................29

         ITEM 1.   LEGAL PROCEEDINGS..........................................29
         ITEM 1A.  RISK FACTORS...............................................29
         ITEM 2.   DEFAULTS UPON SENIOR SECURITIES............................29
         ITEM 6.   EXHIBITS...................................................29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    TARPON INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                            Page
Tarpon Industries, Inc.
Consolidated Balance Sheets --- June 30, 2007 and December 31, 2006............3
Consolidated Statements of Operations --- For the Three and Six Months
     Ended June 30, 2007 and 2006..............................................4
Consolidated Statements of Cash Flows --- For the Six Months Ended June
     30, 2007 and 2006.........................................................5
Notes to Consolidated Financial Statements.....................................6


                           CONSOLIDATED BALANCE SHEETS

                                                                                       June 30, 2007         December 31, 2006
                                                                                      ----------------       ------------------
ASSETS:                                                                                 (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                                          $          669,118     $          1,375,711
Accounts receivable (less allowance for doubtful accounts for 2007 of
$285,405 and for 2006 of $307,137)                                                          7,225,897                8,608,275
Inventories                                                                                 4,374,242                6,759,562
Other current assets                                                                          326,338                  841,259
                                                                                      ----------------       ------------------
       Total current assets                                                                12,595,595               17,584,807

Property plant and equipment - net                                                          5,254,567                5,145,792
Deferred financing costs - net                                                              1,041,221                1,385,585
                                                                                      ----------------       ------------------
TOTAL ASSETS                                                                       $       18,891,383     $         24,116,184
                                                                                      ================       ==================

LIABILITIES AND SHAREHOLDERS' (DEFICIT):
CURRENT LIABILITIES:
Short-term debt                                                                    $        7,289,255     $          9,578,648
Term debt classified as current                                                             6,514,210                6,458,328
Accounts payable - trade                                                                    8,240,878               10,147,486
Customer advance payments                                                                      60,164                    1,693
Other current liabilities                                                                   2,351,621                1,246,602
                                                                                      ----------------       ------------------
       Total current liabilities                                                           24,456,128               27,432,757

Long-term debt less term debt classified as current                                                 -                    2,643
Other long-term liabilities                                                                    59,670                  108,000
                                                                                      ----------------       ------------------
TOTAL LIABILITIES                                                                          24,515,798               27,543,400

SHAREHOLDERS' DEFICIT:
Preferred shares; no par value, authorized; no shares issued at June 30, 2007
and at December 31, 2006                                                                            -                        -
Common shares; no par value, 30,000,000 shares authorized at June 30, 2007 and
20,000,000 share authorized at December 31, 2006; issued and outstanding,
8,730,654 shares  at June 30, 2007 and 4,993,712 shares at December 31, 2006               19,275,288               16,856,821
Accumulated deficit                                                                       (25,529,679)            (20,713,749)
Accumulated other comprehensive income                                                        629,976                  429,712
                                                                                      ----------------       ------------------
          Total shareholders' deficit                                                      (5,624,415)             (3,427,216)
                                                                                      ----------------       ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                        $       18,891,383     $         24,116,184
                                                                                      ================       ==================


Note: The Balance Sheet at December 31, 2006 is an excerpt from the audited financial statements at that date but does not include any of the information required by accounting principles generally accepted in the United States for complete financial statements.

    The accompanying notes are an integral part of the financial statements.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended June 30,          Six Months Ended June 30,
                                                         ---------------------------          -------------------------
                                                           2007               2006              2007              2006
                                                      ---------------     --------------    -------------     -------------
REVENUES:

Sales, net of customer discounts                   $      13,229,822   $     21,484,931  $    27,227,266   $    38,535,192

Cost of goods sold                                        12,608,213         20,022,119       25,906,620        35,770,814
                                                      ---------------     --------------    -------------     -------------

          Gross Profit                                       621,609          1,462,812        1,320,646         2,764,378

OPERATING EXPENSES:
Selling, general and administrative expenses               1,914,951          2,339,263        3,771,779         5,038,848
Impairment                                                         -          4,326,177                -         4,326,177
                                                      ---------------     --------------    -------------     -------------
          Total operating expense                          1,914,951          6,665,440        3,771,779         9,365,025


OPERATING LOSS                                           (1,293,342)        (5,202,628)      (2,451,133)       (6,600,647)

OTHER INCOME (EXPENSE):
Miscellaneous income (expense)                                   577           (75,919)          (3,690)          (31,911)
Financing costs                                             (74,063)           (21,911)        (267,127)          (43,549)
Loss on extinguishment of debt                                     -                  -        (129,853)                 -
Gain on derivatives                                           79,050            794,000           48,330           693,000
Foreign exchange gain                                        135,566             64,837          139,051            51,464
                                                      ---------------     --------------    -------------     -------------
          Total other income (expense)                       141,130            761,007        (213,289)           669,004
                                                      ---------------     --------------    -------------     -------------

INTEREST EXPENSE, NET:
Interest                                                   1,095,135          1,255,697        2,151,588         2,646,916
Interest income                                                  (1)            (9,109)             (80)          (35,035)
                                                      ---------------     --------------    -------------     -------------
          Total interest expense, net                      1,095,134          1,246,588        2,151,508         2,611,881
                                                      ---------------     --------------    -------------     -------------
NET LOSS                                           $     (2,247,346)   $    (5,688,209)  $   (4,815,930)   $   (8,543,524)
                                                      ===============     ==============    =============     =============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED      $          (0.26)   $         (1.22)  $        (0.66)   $        (1.84)
                                                      ===============     ==============    =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                                8,718,409          4,671,384        7,331,327         4,655,843
                                                      ===============     ==============    =============     =============

    The accompanying notes are an integral part of the financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         Six Months Ended June 30,
                                                                                           2007              2006
                                                                                       -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                            $   (4,815,930)   $   (8,543,524)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                          386,514           505,312
     Accretion of note discount and other charges                                           818,949         1,142,687
     Stock option expense                                                                   109,936            64,513
     Stock issued as compensation                                                                 -            20,000
     Non-employee stock options                                                              53,976                 -
     Loss on extinguishment of debt                                                         129,853                 -
     Gain on derivative instrument                                                         (48,330)         (693,000)
     Impairment                                                                                   -         4,326,177
     Changes in assets and liabilities:
          Accounts receivable                                                             1,670,920         (676,795)
          Inventory                                                                       2,574,251       (1,264,490)
          Unbilled revenue                                                                        -       (1,578,855)
          Other current assets                                                              520,623         (425,184)
          Customer advance payments                                                          60,164         2,250,701
          Accounts payable and other current liabilities                                (1,000,418)           887,902
                                                                                       -------------     -------------
               Net cash provided by (used in) operating activities                          460,508       (3,984,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs                                                                                 -          (30,531)
Payments of FenceMaster obligations                                                               -         (984,733)
Capital expenditures                                                                       (64,670)         (282,245)
                                                                                       -------------     -------------
     Net cash used in investing activities                                                 (64,670)       (1,297,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares (net of issuance costs of $490,658)               2,124,701                 -
Financing costs                                                                           (151,432)                 -
Net payments on credit facilities                                                       (2,853,529)       (1,030,727)
Proceeds from issuance of short-term obligations                                          1,038,000                 -
Repayment of short-term obligations                                                       (775,000)                 -
Repayment of long-term obligations                                                        (327,541)         (543,266)
                                                                                       -------------     -------------
     Net cash used in financing activities                                                (944,801)       (1,573,993)

IMPACT OF FOREIGN CURRENCY EXCHANGE ON CASH                                               (157,630)          (52,507)
                                                                                       -------------     -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (706,593)       (6,908,565)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            1,375,711         7,317,364
                                                                                       -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $       669,118   $       408,799
                                                                                       =============     =============

Supplemental disclosure of cash flows information:
     Cash paid during the period for interest                                       $       823,600   $       803,106
Non-cash transactions:
     Stock issued as compensation                                                   $             -            20,000
     Stock issued as payment of debt                                                $       568,109   $       187,500

    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Financial Statement Presentation

     The unaudited interim consolidated financial statements in this report reflect all adjustments which are, in our opinion, necessary to fairly state the results for the interim periods presented. All adjustments that are material are of a normal recurring nature. Our operating results for the six-month period ended June 30, 2007 do not necessarily indicate the results that should be expected for the year ending December 31, 2007. The unaudited interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2006. The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the Company's Annual Report on Form 10-K/A.

2. New Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

3. Financial Position

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained losses of approximately $25.6 million from its inception on January 16, 2002 through June 30, 2007 and has negative working capital of $11.9 million and is in violation of its debt covenants as of June 30, 2007. If the Company is unable to significantly decrease its losses and obtain additional financing needed for growth and to meet tightened vendor payment terms, its financial resources will not be adequate to satisfy its operating and capital requirements for the next 12 months and will have a material adverse effect on its operations and continuance of business operations.

     The Company began an equity financing during the first quarter of 2007, with an initial closing occurring in January of 2007, selling 860,000 shares of common stock and raising gross proceeds of $602,000 and netting $565,000 to the Company. Another closing ("Raise 1", per agreement with Laurus. See Convertible
Debt) was completed on March 23, 2007, grossing $1.9 million and netting $582,000 to the Company after the repayment of bridge notes, dated December 7, 2006, and the scheduled payment to Laurus. On April 4, 2007, the Company received $120,000 on additional gross proceeds of $156,000 related to the March 23, 2007 closing. An aggregate of 2,876,942 shares of common stock were issued in this transaction. "Raise 2" was scheduled to occur in May 2007, but failed to materialize. The Company is now pursuing a secondary equity offering expected to be completed by November, 2007.

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

4. Details of Balance Sheet

     The following table sets forth the components of the Company's inventory as of the noted dates:

                                 June 30,              December 31,
    INVENTORIES:                   2007                   2006
                          --------------------    ------------------
Raw material                      $ 1,609,320            $3,643,846
Work-in-process                       468,000               481,858
Finished goods                      2,014,142             2,325,008
Supplies                              282,780               308,850
                          --------------------    ------------------
Total                             $ 4,374,242            $6,759,562
                          ====================    ==================

     The following table sets forth the components of the Company's property, plant and equipment as of the noted dates:

    PROPERTY PLANT AND EQUIPMENT:             June 30,           December 31,
                                                2007                2006
                                          -----------------     ----------------
Machinery and equipment                          $6,609,941       $5,979,418
Leasehold improvements                              180,378          214,454
Computer equipment                                  374,507          343,580
Transportation equipment                             49,569           47,035
Furniture and fixtures                               73,621           67,742
                                           -----------------     ---------------
Total                                             7,288,016        6,652,229
Less accumulated depreciation and                (2,033,449)     (1,506,437)
amortization
                                           -----------------     ---------------
Net property, plant and equipment                $5,254,567       $5,145,792
                                           =================     ===============

5.  Debt

     The following table sets forth the components of the Company's debt at June 30, 2007 and December 31, 2006:

Short Term Debt

                                              June 30,         December 31,
                                                2007                2006
                                       ------------------   --------------------
EWCO Revolving Credit Facility               $ 3,576,452        $5,943,115
Steelbank Revolving Credit Facility            2,674,803         2,860,533
Bridge loan payable                            1,038,000           775,000
                                       ------------------  --------------------
Total                                         $7,289,255        $9,578,648
                                       ==================  ====================

Term Debt, Classified as Current

                                                    June 30,      December 31,
                                                      2007            2006
                                                 -------------   ---------------
EWCO term loan                                      $ 650,533          $789,933
Steelbank term loan                                 1,090,667         1,171,307
Convertible debt (less discount of $859,368
at June 30, 2007 and $1,135,570 at December
31, 2006)                                           4,765,632         4,489,430
Other                                                   7,378            10,301
                                                 -------------   ---------------
Subtotal                                            6,514,210         6,460,971

Less term debt classified as current              (6,514,210)       (6,458,328)

                                                 -------------   ---------------
Long-term debt                                         $   --            $2,643
                                                 =============   ===============

     Annual maturities of long-term debt and capital lease obligations based on the stated terms of the underlying agreements are as follows:

               2007                           $6,307,119
               2008                              676,071
               2009                              460,088
                                          ------------------
               Total                          $7,443,278
                                          ==================


EWCO Credit Facility - Terms and Default

     Eugene Welding Company ("EWCO"), a subsidiary of Tarpon, has a credit facility with LaSalle Bank Midwest, N.A. which includes a revolving credit line up to $9,000,000 with borrowings based upon eligible inventory and receivables and a $1,394,000 term loan amortizable in equal monthly installments of principal over five years ending August 1, 2009.

     On March 30, 2007, the Company executed a "Waiver and Fourth Amendment to Loan Agreement and Reaffirmation of Guaranty" with LaSalle Bank Midwest N.A., Eugene Welding Company's lender. The agreement extends the current term by three years to August 31, 2010 and (1) waives all existing events of default and amends the Loan Agreement to adjust the interest rate, currently at the bank's prime rate plus 2% to the prime rate plus 1.5% immediately following the completion of a proposed secondary equity offering (see Convertible Debt below) and then subject to a grid structure on July 1, 2008, which permits further rate reductions tied to debt service coverage and excess availability and (2) establishes new financial covenants for Tangible Net Worth and EBITDA, with a Debt Service Coverage covenant to become effective for the calendar quarter ending March 31, 2008.

     Both the revolving credit line and term loan are secured by all of the assets of EWCO, approximately $11.2 million as of June 30, 2007, and a guarantee by Tarpon.

     Outstanding borrowings averaged $4.8 million, with a weighted average interest rate on credit line borrowings of 11.3% in during the first six months of 2007.

Steelbank Credit Facility - Terms and Default

     Steelbank Tubular, Inc., a subsidiary of Tarpon, has a credit facility with LaSalle Business Credit ("Lender"), a division of ABN AMRO Bank N.V., Canada Branch., which provides for (1) a revolving credit line maturing February 17, 2008 in the maximum principal amount of Cdn. $8,000,000 with borrowings based upon eligible inventory and receivables, and (2) a term loan in the principal amount of Cdn. $2,100,000.

     On April 30, 2007, Steelbank and LaSalle executed a "Second Amendment to Loan Agreement and Reaffirmation of Guarantee". The amendment waives all events of default which have occurred up to the date of the amendment. It also amends the following:

     o Borrowings in Canadian dollars under the revolving credit facility bear interest at a floating rate equal to the Lender's Canadian prime rate plus an applicable margin of between 1.75% and 3.00% (11.5% at June 30, 2007). Borrowings in U.S. dollars under the revolving credit facility are at the Lender's U.S. prime rate plus an applicable margin of between 0.25% and 1.50%.

     o The term loan matures the earlier of (i) August 31, 2010, and (ii) the date that is thirty (30) days prior to the stated maturity date of the Laurus Secured Convertible Note (See below).

     o Establishes new financial covenants for "Minimum Adjusted Net Worth", "Debt Service Coverage Ratio", "Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)" and "Capital Expenditure Limitations".

     o Agreements of cross-default with other financing agreements held by Tarpon and it's subsidiaries.

     Outstanding borrowings averaged $2.8 million, with a weighted average interest rate on credit line borrowings of 9.9% during the first six months of 2007.

Convertible Debt

     On December 13, 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus") in connection with the private placement of a convertible term note (the "Note") issued by the Company in the principal amount of $6,000,000 due December 13, 2008 and common stock purchase warrants (the "Warrants"). The Note is collateralized by all present and future assets of Tarpon and its subsidiaries, including the equity interests of EWCO and Steelbank, subject to a subordination agreement between Tarpon ABN AMRO Bank, N.V., Canadian Province and LaSalle Bank, Midwest, N.A. The Note is payable in equal monthly installments of principal totaling $187,500 commencing on April 1, 2006 through the maturity date and bears interest at prime plus 2% (10.25% at June 30, 2007). As part of the Agreement, the monthly payments of principal and interest, under certain conditions, are convertible into shares of the Company's no par value common stock at a fixed conversion price of $3.27 per share. The Warrants provide for the purchase of up to 390,000 shares of common stock at an exercise price of $3.81 until December 13, 2012.

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

     In connection with this financing, the Company recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature inherent in the instrument. Such discounts are being amortized using the effective interest method over the term of the related debt. The conversion feature itself was deemed to be a derivative under FASB Statement No. 133. The Company estimated the fair value of the conversion feature to be $13,000 as of June 30, 2007 and at December 31, 2006. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,472,000, including warrants to purchase up to 300,000 shares of common stock to Joseph Gunnar and Company, a related party, recorded as deferred financing costs and amortized over the life of the note. The 300,000 warrants were valued at approximately $432,000 using the Black-Scholes model using the same assumptions described above, except for a term of five years. The warrants were deemed to be a derivative instrument as they can be put back to the Company, and, therefore the corresponding liability was marked to market and recorded at a fair value of $138,720 as of June 30, 2007 and $108,000 as of December 31, 2006. The $30,720
increase in fair value during the first quarter of 2007 is included in the overall "Loss from derivatives" within the Statement of Operations. These warrants are exercisable through December 13, 2010 at $3.27 per share. Although the stated interest rate of the convertible note is the prime rate plus 2% (10.25% on June 30, 2007), as a result of the aforementioned discounts and fees, the effective interest rate of the Note was estimated to be approximately 41.8% per annum at its inception on December 13, 2005.

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

     On August 17, 2006, Tarpon reached an agreement with the Laurus fund whereby Tarpon would issue 100,000 shares of Tarpon common stock valued at $190,000 ($1.90 per share) to Laurus in exchange for Laurus amending certain provisions of its loan agreement. In addition, Tarpon agreed to award Laurus an additional 100,000 shares contingent on Tarpon completing a successful equity raise (in process as of June 30, 2007). The agreement provided that the loan agreement would be amended such that an event of default with LaSalle Bank Midwest (LaSalle) and/or LaSalle Business Credit (LaSalle) which is not declared as a default by LaSalle, would not give rise to default interest due to Laurus. Because LaSalle did not declare the Company in default until October 2, 2006, default interest was therefore not due Laurus until the fourth quarter of 2006. The results of operations for the first six months of 2007 include $761,275 of default interest due to Laurus.

     On February 28, 2007, the Company entered into a debt restructuring agreement with Laurus, amended on March 20, 2007, whereby the Company would make payments of interest and principal in arrears from the anticipated proceeds of three separate equity financing transactions scheduled during the period starting January 25 and ending not later than August 1, 2007. The agreement calls for payments to Laurus during this period of $125,000 toward interest in "Raise 1" (completed March 23, 2007) and 33% of gross proceeds, which are estimated at $4 million, in a proposed secondary public offering, anticipated to occur in the fourth quarter of 2007. Upon the consummation of the secondary public offering, Laurus will extend the maturity of the Convertible Note for three years, reset the principal payments to a five year amortization schedule, amend the default interest rate to 12% per annum and reset the equity blocker to 9.99%. If, however, a minimum of $1.7 million is not paid down on the principal by December 31, 2007, an amount equal to the default charges will be added to the principal amount of the Convertible Note on January 1, 2008.

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

     The entire balance of $775,000, plus accrued interest of $25,729, was retired at the "Raise 1" closing on March 23, 2007 through cash payoffs of $232,620 and conversion to common shares with a value of $568,109.

     On June 18, 2007 Tarpon closed a private placement Bridge Loan offering aggregating $1,038,000 and netting the Company $867,000 after payment of fees and commissions. The Bridge Loan Notes carry interest at 12% and are repayable from proceeds of a secondary stock offering anticipated to occur in the 4th quarter of 2007. In connection with this private placement, 103,800 warrants were issued to designees of the placement agent to purchase common stock of Tarpon at an exercise price of $0.52. The Company has estimated the fair value of these warrants to be $54,000 using the Black-Scholes Option Pricing Model with an estimated term of 5 years, risk-free interest rate of 4.72%, dividend yield of 0% and volatility of 70%.

For more information about the Company's debt restructuring see Note 12 - Subsequent Events.

6.  Leases

     Facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense was $171,063 and $341,672 for the three and six months ended June 30, 2007, respectively.

     The following is a schedule of annual future minimum lease payments under operating leases with remaining non-cancellable lease terms in excess of one year as of December 31, 2006:

                 Year                               Amount
                 ----                               ------
                 2007                              $369,905
                 2008                               727,049
                 2009                               722,799
                 2010                               706,040
                 2011                               707,299
                 Thereafter                       2,650,035
                                            -------------------
                 Total                           $5,883,127
                                            ===================

7. Comprehensive Loss

   Our comprehensive losses are as follows:

                                                   Three Months Ended June 30,              Six Months Ended June 30,
                                                   ----------------------------             --------------------------
                                                      2007                 2006               2007                2006
                                                      ----                 ----               ----                ----
Net Loss                                      $      (2,247,346)   $     (5,688,209)  $    (4,815,930)    $    (8,543,524)
Other comprehensive income (loss):
     Foreign currency translation                        183,454            329,194           200,264             312,521
adjustments
                                                 ----------------     ---------------    ----------------    ----------------
Comprehensive Loss                            $      (2,063,892)   $     (5,359,015)  $    (4,615,666)    $    (8,231,003)
                                                 ================     ===============    ================    ================

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


                                      Three Months Ended June 30,          Six Months Ended June 30,

                                          2007               2006              2007             2006
                                          ----               ----              ----             ----

Advisory Services and Expenses      $            -   $          67,250   $       44,515  $        136,192
                                       ------------     ---------------     ------------    --------------
     TOTAL                          $            -   $          67,250   $       44,515  $        136,192
                                       ============     ===============     ============    ==============

     During the six month period ending June 30, 2007, the Company made no cash payments to the former Chairman of the Board, President and Chief Executive
Officer and his son, individually and through Bainbridge Advisors, Inc. Cash payments in 2006 totaled $142,901. As of June 30, 2007, liabilities included $150,000 of advisory fees and expenses due to Bainbridge, included in accounts payable.

     In February 2006, the board of directors agreed to accelerate the payout of the success fees to Bainbridge Advisors, Inc., with final payment made in May of 2006.

     Joseph Gunnar and Company, LLC ("Gunnar") was the lead underwriter in the Company's 2005 initial public offering, and since such time has assisted the Company in various financing transactions. Gunnar customers hold collectively, a significant amount of its common stock. Gunnar is entitled to participate as an outside observer on the Company's board of directors from which it can exercise significant influence over the activities of the Company. For its services for bridge financing in 2004, Gunnar received a cash fee of $200,000 and 100,000 warrants subsequently, increased to 120,890 warrants as a result of certain anti-dilution privileges contained within the Company's warrant agreement. It also received cash payments of $83,500 in 2004. The original warrants had an exercise price of $ 6.25 with a term of 5 years. The revised exercise price was reset to $5.17 as a result of the issuance of additional warrants. The 2004 warrants when issued had a fair market value of $101,966. In exchange for serving as the underwriter for the Company's Initial Public offering (IPO) in 2005, Gunnar received a cash fee of $1,638,750. For its assistance in securing the convertible note financing (Note 5), Gunnar received a cash fee of $600,000 and 300,000 warrants with an exercise price of $3.27 with a fair market value of $432,000. The Gunnar warrants can be put back to the Company, and were deemed to be a derivative instrument and classified as a liability. At June 30, 2007, these warrants were marked to market with a value of $59,670 with the gain on the instrument recorded to gain on derivatives. In connection with the bridge financing in December of 2006, Gunnar received 96,875 warrants with a fair market value of $33,906 and earned additional fees of $78,000. In connection with the equity raise closings in the first quarter of 2007, Gunnar received

439,261 warrants with a fair market value of $252,000 and earned additional fees of $312,598. Gunnar also receives a retainer payable monthly in the amount of $7,500 which expires in December 2007.

     In April, 2007, Gunnar received 27,857 warrants with a fair market value of $14,252 in connection with the private placement completed on April 4, 2007. Additionally, in June of 2007 Gunnar received 103,800 warrants with a fair market value of $53,976 in connection with the bridge financing completed on June 26, 2007.

     In accordance with its agency agreement, dated August 15, 2006, Gunnar is to be compensated at the rate of 12% of the gross proceeds from shares sold, 3% of the amount of restructured or replaced debt (1.5% for $1.0 million or less of debt) and warrants equal to 12.5% of shares sold at an exercise price equal to the price of such shares.

        The following table summarizes the compensation earned by Gunnar:


                                          Three Months Ended June 30,        Six Months Ended June 30,
                                          ----------------------------       --------------------------
                                              2007              2006             2007             2006
                                              ----              ----             ----             ----
Warrants Expense - Gunnar & Designees   $       53,996   $              -  $      77,496   $             -
Private Placement                               14,252                  -        266,771                 -
Fees and Expenses                              145,020             22,500        480,118            46,000
                                           ------------     --------------    -----------     -------------
     TOTAL                              $      213,268   $         22,500  $     824,385   $        46,000
                                           ============     ==============    ===========     =============

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

     During 2006, the Company granted options for 550,000 shares, 250,000 issued to James Bradshaw, Chairman and Chief Executive Officer, 50,000 exercisable at $2.45 per share and 200,000 exercisable at $0.88 per share, 110,000 issued to Patrick Hook, President and Chief Operating Officer, exercisable at $0.88 per share, 150,000 issued to J. Stanley Baumgartner, former Chief Financial Officer, 40,000 exercisable at $1.75 and 110,000 exercisable at $0.88 per share, 20,000 issued to Jeffrey Greenberg, a former employee, exercisable at $0.88 per share and 10,000 each issued to new directors Tracy Shellaberger and Gerald Stein, exercisable at $2.60 and $0.88 per share respectively. All options that have been granted under the plan to officers and employees of the Company vest in cumulative annual installments over three years. Options issued to consultants and directors vest immediately upon issuance. No options were granted during the three months ended June 30, 2007 and 2006, respectively.

     Activity under these Plans is shown in the following tables:


                                        Six Months Ended June 30, 2007            Six Months Ended June 30, 2006
                                        ------------------------------            ------------------------------
                                                   Weighted                                   Weighted
     Shares Subject to Option        Shares        Average      Aggregate      Shares          Average     Aggregate
                                                   Exercise     Intrinsic                     Exercise     Intrinsic
                                                     Price      (1) Value                       Price      (1) Value
----------------------------------- ---------- --- ----------- ------------- ----------- --- ------------ ------------
Outstanding at beginning of period    673,190   $        2.88       -           415,085   $         5.50      --
New Grants (based on fair value
of common stock at dates of  grant          -   $           -       -            50,000   $         2.45      --
Exercised                                   -   $           -       -                --   $           --      --
Expired                                     -   $           -       -                --   $           --      --
Forfeited                            (67,190)   $        4.12       -         (151,895)   $         5.50      --
                                    ----------                               -----------
Outstanding at end of period          606,000   $        2.76       -           313,190   $         5.01      --
Exercisable at end of period          205,667   $        5.13       -           161.063   $         5.50      --


               (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

     The total fair value of vested shares at June 30, 2007 was $116,387. At June 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $161,000 which will be amortized over a weighted average period of 9.1 years.

     The estimated fair value as of the date options were granted during the periods presented using the Black Scholes option-pricing model, was as follows:

                                                         Six Months Ended
                                                    6/30/2007        6/30/2006
                                                    -----------     ------------
Weighted Average Estimated Fair Value Per
     Share of Options Granted During the        $       -        $     1.08
     Period
Assumptions:
     Amortized dividend yield                           -              0.00%
     Common Stock price volatility                      -             60.00%
     Risk free rate of return                           -              5.00%
     Expected option term (in years)                    -                3

     The following table summarizes information about stock options at June 30, 2007:


                               OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                            Weighted Average          Weighted                 Weighted Average           Weighted
                                Remaining              Average                     Remaining              Average
   Range of      Shares     Contractual Life       Exercise Price    Shares    Contractual Life        Exercise Price
   Exercise
    Prices
--------------- ---------- -------------------- -- ---------------- --------- -------------------- --- ---------------

$2.45 to $5.50   606,000          8.67          $       2.76        205,667          7.81          $        5.13


     At June 30, 2007, options covering 394,000 shares were available for future grants under the 2004 Plan.

     The following table provides additional information about outstanding warrants categorized by exercise price at date of grant using the Black-Scholes model:


                                      Warrants      Expiration        Exercise
Party                               Outstanding       Date            Price
--------------------------------    -----------    -----------      -----------
2004 Gunnar - Bridge Financing         126,386     12/31/2010    $       1.22
2004 Private Placement               1,074,667     12/13/2012            1.94
2005 Gunner - IPO                      244,341     04/05/2009            0.98
2005 Gunnar - Laurus
Convertible Note                       300,000     04/05/2009            0.91
2005 Laurus Warrants Associated
with Convertible Note                  390,000     02/17/2010            3.08
2006 Bridge Note Holders               775,000     12/07/2011            0.91
2006 Gunnar - Bridge Financing         116,852     12/07/2011            0.66
2007 Gunnar - Private Placement        124,114     01/24/2012             0.79
2007 Gunnar - Private Placement        345,151     03/23/2012             0.90
2007 Gunnar - Private Placement         28,736      4/4/2012              0.83
2007 Gunnar - Bridge Financing         103,800      6/26/2012             0.52
                                    -----------
Total                                3,629,047
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

10.   Income Taxes

     Tarpon has not recognized potential U.S. or Canadian federal tax benefits from its net losses because of the uncertainty regarding its ability to realize future tax benefits of its net operating loss carryforwards. The potential loss carryforward at June 30, 2007 is approximately $21.8 million. If the Company achieves profitability, the net operating loss carryforwards may be available to offset future income taxes.

     In April, 2007 the Internal Revenue Service notified the Company of a tax audit for the year ended December 31, 2004. Such audit is currently in process and the Company does not anticipate any material assessments.

     The Company did not complete its assessment of the impact of FIN 48 and, therefore, did not adjust opening accumulated deficit for the cumulative effects, if any, of applying this interpretation. Such adjustment, if any, is expected by the Company to be immaterial, and will be reflected in the results of operations for 2007 when determined.

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


                                                  As of and for the Three Months Ended June 30, 2007
                                             EWCO             Steelbank         Other (1)            TOTAL

External Revenues                     $      8,861,550   $      4,368,272  $              -  $        13,229,822
Inter-Segment Sales                            291,285             62,209         (353,494)                    -
Depreciation and Amortization                    3,155             27,487                 -               30,642
Operating Profit (Loss)                        235,047          (491,220)       (1,037,169)          (1,293,342)
Total Assets                                11,180,311         10,040,170       (2,329,099)           18,891,383
Capital Expenditures                                 -              5,558                 -                5,558

                                                  As of and for the Three Months Ended June 30, 2006
                                             EWCO            Steelbank         Other (1)             TOTAL

External Revenues                     $     15,369,381  $       6,115,550  $             -  $          21,484,931
Inter-Segment Sales                             21,390            211,357        (232,747)                     -
Depreciation and Amortization                   28,460            229,609                -                258,069
Operating Profit (Loss)                       (62,155)        (4,159,138)        (981,335)             (5,202,628)
Total Assets                                15,170,420         17,229,285        (811,904)             31,587,801
Capital Expenditures                                 -            282,245                -                282,245

                                                   As of and for the Six Months Ended June 30, 2007
                                             EWCO             Steelbank         Other (1)            TOTAL

External Revenues                     $     19,226,533   $      8,000,733  $              -  $        27,227,266
Inter-Segment Sales                            390,164            181,052         (571,216)                    -
Depreciation and Amortization                    6,310             53,132                 -               59,442
Operating Profit (Loss)                        223,855          (862,241)       (1,812,747)          (2,451,133)
Total Assets                                11,180,311         10,040,170       (2,329,099)           18,891,383
Capital Expenditures                            20,342             44,328                 -               64,670

                                                   As of and for the Six Months Ended June 30, 2006
                                             EWCO            Steelbank         Other (1)             TOTAL

External Revenues                     $     27,289,131  $      11,246,061  $             -  $         38,535,192
Inter-Segment Sales                            208,795            211,357        (420,152)                     -
Depreciation and Amortization                   57,432            447,880                -               505,312
Operating Profit (Loss)                         20,306        (4,292,687)      (2,328,266)            (6,600,647)
Total Assets                                15,170,420         17,229,285        (811,904)            31,587,801
Capital Expenditures                                 -            282,245                -               282,245


               (1)  Other  represents   information  for  the  Company's  parent
               company, Tarpon which is not allocated into the operating segments.

     Revenues by country for the three and six months ended June 30, 2007 and 2006 are as follows:


                           Three Months Ended June 30,            Six Months Ended June 30,
                               2007               2006               2007               2006

United States           $      8,799,341   $     16,969,460  $      19,045,481  $      30,846,549
Canada                         4,430,481          4,515,471          8,181,785          7,688,643
                           --------------     --------------    ---------------    ---------------
     TOTAL              $     13,229,822   $     21,484,931  $      27,227,266  $      38,535,192
                           ==============     ==============    ===============    ===============

12.  Subsequent Events

Bridge Financing

     In connection with the Bridge Loan financing closed on June 18, 2007, during July, 2007, Tarpon received additional funding of $550,800, net of fees and expenses of $111,200. Additionally, 66,200 warrants were issued to designees of the placement agent to purchase common stock of Tarpon at an exercise price of $0.52. The Company has estimated the fair value of these warrants to be $18,000 using the Black-Scholes Option Pricing Model with an estimated term of 5 years, risk-free interest rate of 4.72%, dividend yield of 0% and volatility of 70%.

Consulting Agreement

     On August 3, 2007, Tarpon entered into agreements (the "Fuselier Agreements") with Dr. Jean Fuselier and Fuselier Holding LLC ("FHLLC") relating to the Company's accounts payable. In accordance with such agreements and following approval by the Company's shareholders at a meeting to be called for such purpose, among others, the Company would issue a total of 12,000,000 shares of common stock to Dr. Fuselier and FHLLC. Such entities, through consultation and payments, have agreed to satisfy an amount (the "Assumption Amount") of the Company's accounts payable, over a period of two years, determined in accordance with the following formula: (i) 0.47 multiplied by (ii) 12,000,000 multiplied by
(iii) the closing market price of the Common Stock of the Company on the stock exchange on which the same is traded on the trading day immediately prior to the day (the "Fee Delivery Date") on which (A) the shares of Common Stock representing the Assumption Fee (as defined in the Fuselier Agreements) are delivered to FHLLC hereunder, and (B) the shares of Common Stock representing the Consulting Fee under an agreement with Dr. Jean Fuselier are delivered to Dr. Fuselier under such agreement. For example, if the closing market price is $0.50 per share immediately prior to the Fee Delivery Date, the Assumption
Amount would be $2,820,000. The accounts payable comprising the Assumption Amount shall be designated by the Company from among the accounts payable set forth in the agreement with FHLLC. Dr. Fuselier and FHLLC will, upon issuance of the 12,000,000 shares referred to above, hold the Company harmless with respect to the accounts payable included in the Assumption Amount.

Debt Restructuring

     Tarpon entered into a Master Credit Agreement ("The Agreement") on August 9, 2007, with Laurus Master Fund, Ltd. ("Laurus"), including a revolving credit agreement (Revolver) up to $10,000,000, subject to borrowing based on capital availability, inventory and reserves, a $1,700,000 term loan (Term Loan A) and a $1,700,000 term loan (Term Loan B).

     Term Loan A is payable in equal monthly installments of principal at a fixed monthly amount of $37,500 plus accrued interest until maturity on August 9, 2009, at which time, the remaining unpaid balance and all accrued, unpaid interest will be due. Term Loan B is payable as interest only until maturity on August 9, 2008, at which time, the remaining unpaid balance and all accrued, unpaid interest will be due. The Revolver will be paid, or drawn upon, as necessary throughout the normal course of business. Interest on the Revolver will be paid monthly based on the daily drawn balance at the contract interest rate, defined below.

     Interest on the respective facilities is calculated as follows; 1) for the Revolver, interest shall accrue at a rate per annum equal to the "prime rate" published in The Wall Street Journal from time to time (the "Prime Rate"), plus one and three-quarter percent (1.75%) (the "Contract Rate"), 2) for the Term Loan A, interest shall accrue at the Prime Rate plus two percent (2.0%), but no less than nine percent (9.0%), and 3) for the Term Loan B, interest shall accrue at the Prime Rate plus three percent (3.0%), but no less than ten percent (10.0%).

     The Agreement contains customary covenants that will limit the ability of Company, and it's subsidiaries, to, among other things, guarantee additional indebtedness, incur indebtedness, create liens, pay dividends, make certain types of investments, enter into transactions with affiliates or enter into any transaction outside the ordinary course of business.

     Upon entering this agreement the Company retired all debt owed to LaSalle Bank Midwest N.A. and LaSalle Business Credit. For more information concerning these facilities, see the "Financing Arrangements" as discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Note 5 - Debt" of the "Notes to Consolidated Financial Statements".

Communication with the American Stock Exchange

     On July 23, 2007, the American Stock Exchange (AMEX) granted continuation of Tarpon's listing on the exchange. The AMEX staff will continue periodic review of Tarpon's compliance with the listing standards. If by September 30, 2007, Tarpon is not compliant or does not show continued progress in its plan to do so, then the AMEX may initiate immediate delisting proceedings.

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

     Some of the statements in this report contain forward looking statements. Forward looking statements include statements relating to performance in "Management's discussion and Analysis of Financial Condition and Results of Operations." In addition we may make forward looking statements in future filings with the Securities and Exchange Commission and in written materials, press releases and oral statements issued by us or on our behalf. Forward looking statements include statements regarding the intent, belief or current expectations of our company and or its officers, including statements preceded by or including forward looking terminology such as "may", "will", "should", "expect", "anticipate", "believe", "plan", "intend", "propose", "estimate", "continue", "predict" or other similar expressions with respect to various matters. Our actual results may differ materially from those projected in the forward looking statements due to numerous factors, particularly those discussed in the "Risk Factors" in our annual report on Form 10K/A for the year ended December 31, 2006. All forward looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward looking statements that may be made by us or on our behalf in this report otherwise.

     As of June 30, 2007, the Company's Steelbank subsidiary was not in compliance with covenants relating to its revolving credit line and was therefore technically in default with its agreement with LaSalle Business Credit, a division of ABN AMRO Bank N.V., Canada Branch. As a result of the cross default provisions in the loan agreements with LaSalle Bank Midwest and the Laurus Master Trust ("Laurus"), the Company is therefore in default with respect to these agreements as well, and is subject to default interest expense at the rate of two percent (2%) per annum on the LaSalle agreements and two percent (2%) per month on the Laurus agreement.

     Because formal waivers were not obtained as of the filing date, the Company has accrued such default interest expense totaling $761,275 in this form 10-Q and in management's discussion and analysis that follows.

Overview of Recent Operations

     On a consolidated basis, we generated revenues of approximately $27.2 million for the six months ended June 30, 2007, as compared with $38.5 million for the six months ended June 30, 2006, a decrease of approximately 29.4%. The decrease in revenue of $11.3 million was primarily attributable to the continued weakness in the tubing market and the loss of a significant customer.

     Our operations for the first six months of 2007 reflected a net loss before taxes of approximately $4.8 million as compared with a net loss before taxes of approximately $8.5 million in 2006. The 2006 loss includes a non-cash write-down of $4.3 million in the carrying value of our Steelbank acquisition.

     The financial results for 2007 compared to 2006 were disappointing, in that our emphasis on reduced manufacturing costs and improved pricing controls resulted in a profit at EWCO's SpaceRak division, while our tubing business at EWCO and Steelbank failed to show such improvements, due primarily to market and competitive factors.

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

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2007 and
2006

Net Revenues

     Listed in the table below are the net revenues and tonnage shipped for the three-months ended June 30, 2007 and 2006:


                                                       2007              2006                     Change
                                                         $                 $              $                   %
                                                   --------------    --------------    -------------     -----------
                                                                        (dollars in thousands)
EWCO Tubular..................................           $ 2,201           $ 5,934        $ (3,733)         (62.9%)
EWCO SpaceRak(R)..............................             6,661             9,224          (2,563)         (27.8%)
Steelbank.....................................             4,368             6,327          (1,959)         (31.0%)
                                                   --------------    --------------    -------------     -----------
Total.........................................           $13,230           $21,485        $ (8,255)         (38.4%)
                                                   ==============    ==============    =============     ===========

                                                       2007              2006                     Change
                                                       Tons              Tons              Tons              %
                                                   --------------    --------------    -------------    ------------
EWCO Tubular..................................             3,010             7,592          (4,582)         (60.4%)
EWCO SpaceRak(R)..............................             4,457             6,752          (2,295)         (34.0%)
Steelbank ....................................             4,205             5,844          (1,639)         (28.1%)
                                                   --------------    --------------    -------------    ------------
Total.........................................            11,672            20,188          (8,516)         (42.2%)
                                                   ==============    ==============    =============    ============

     Net revenue for the second quarter of 2007 decreased approximately 38.4% over the same period in 2006 from $21.5 million to $13.2 million, a result from lower volume on tonnage shipped, which decreased 42.2%.

     EWCO Tubular volume on a tonnage basis decreased by approximately 60.4% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Net revenues of $2.2 million in the second quarter of 2007 were 62.9% lower than in 2006. The decline resulted from continued softening of the tubing market during the period. Revenue on a per ton basis decreased by 6.5% from $782 in the three months ended June 30, 2006 to $731 in the three months ended June 30, 2007.

     EWCO's SpaceRak engineered racking tonnage volumes declined approximately 34.0% in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Revenue on a per ton basis increased by 9.4% to $1,495 in the three months ended June 30, 2007 from $1,366 in the three months ended June 30, 2006, due primarily to tighter pricing controls. Net revenues of $6.7 million in the three months ended June 30, 2007 represented a 27.8% decrease over three months ended June 30, 2006 sales of $9.2 million primarily due to a reduction in major project business.

     Steelbank Tubular had net revenues of $4.4 million for the three months ended June 30, 2007. Net revenues decreased 31.0% from 2006 levels of $6.3 million as a result of continued softening of the tubing market and the loss of FENCEMaster business.

 Cost of Goods Sold and Gross Profit

     Gross profit for the three months ended June 30, 2007 was approximately $622,000 or 4.7% of sales compared with $1,463,000 or 6.8% of sales for the same period ended 2006. The main driver was the reduction in volume reducing the ability to cover fixed manufacturing costs.

     SpaceRak, although experiencing a reduction in volume, showed a much more promising gross profit on sales of 10.3%.

Selling, General and Administrative Expense

     Selling, general and administrative expense including depreciation and amortization was $1.9 million or 14.1% of sales in Q2 2007 compared with $2.3 million or 10.9% of sales in Q2 2006. The $424,000 decrease in cost in 2007 was driven primarily by decreases in bad debt expense of $112,000, salaries and wages of $548,000, reflecting the reduction in office staff, and other cost cutting efforts, offset by increased professional fees of $241,000.

Impairment

     The Company incurred two types of impairment in Q2 2006. Goodwill and intangibles related to the Steelbank and Haines Road acquisitions were determined to be impaired based upon an evaluation of these assets conducted in Q2 2006 in accordance with provisions of SFAS 144. This resulted in an impairment charge of $3.6 million.

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

     The Company did not recognize any impairment charges during the three months ended June 30, 2007.

Other Income and Expense

     Other income and expense in Q2 2007 was income in the amount of $141,000 compared with income of $761,000 in Q2 2006. In Q2 2006 the Company realized a gain on derivatives in the amount of $794,000 associated with the decreased value of the conversion feature of the Laurus Senior Convertible Term Note. In Q2 2007 our gain on derivatives was $79,000.

Interest Expense

     Net interest expense declined to $1,095,000 in Q2 2007 from $1,247,000 in Q2 2006. The change is attributed to decreases in total debt outstanding and increases in interest rates, as well as penalty interest totaling $372,000 recorded in Q2 of 2006.

Income Taxes

     We have not recognized a potential tax benefit from our net losses, because of the uncertainty regarding our ability to realize future tax benefit of our net operating loss carry forwards. This potential loss carry forward if utilized would be approximately $21.9 million.

     The Company has not yet completed its assessment of the impact of FIN 48 and, therefore, will not adjust opening accumulated deficit for the cumulative effects, if any, of applying this interpretation. Such adjustment, expected by the Company to be immaterial, will be reflected in the results of operation for 2007.

Net Loss

     Net loss decreased to $2.2 million for the three months ended June 30, 2007 compared with a loss of $5.7 million for the three months ended June 30, 2006 as a result of the factors cited above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Revenues

     Listed in the tables below are the net revenues and tonnage shipped for the six-months ended June 30, 2007 and 2006:


                                 2007              2006                     Change
                            $                 $                $                %
                            --------------    --------------    -------------     -----------
                                                    (dollars in thousands)

EWCO Tubular............            $4,840           $11,933         $(7,093)         (59.4%)
EWCO SpaceRak(R)........            14,386            15,356            (970)          (6.3%)
Steelbank...............             8,001            11,246          (3,245)         (28.9%)
                             --------------    --------------    -------------     -----------
Total...................           $27,227           $38,535       $ (11,308)         (29.3%)
                             ==============    ==============    =============     ===========

                                 2007              2006                     Change
                                 Tons              Tons              Tons              %
                             --------------    --------------    -------------    ------------
EWCO Tubular............             6,189            15,318          (9,129)         (59.6%)
EWCO SpaceRak(R)........             9,881            11,281          (1,400)         (12.4%)
Steelbank ..............             7,864            10,605          (2,741)         (25.9%)
                             --------------    --------------    -------------    ------------
Total...................            23,934            37,204         (13,270)         (35.7%)
                             ==============    ==============    =============    ============

     Net revenue for the first six-months of 2007 decreased approximately 29.3% over the same period in 2006 from $38.5 million to $27.2 million, while volume on a tonnage basis decreased 35.7%.

     EWCO Tubular volume on a tonnage basis decreased by approximately 59.6% in the first six-months of 2007 compared to the first six-months 2006. Net revenues of $4.8 million in the first six-months of 2007 were 59.4% lower than in 2006. The decline resulted from continued softening of the tubing market during the six month period. Revenue on a per ton basis increased by 0.4% from $779 in the first six-months of 2006 to $782 in the first six-months of 2007.

     EWCO's SpaceRak engineered racking tonnage volumes declined approximately 12.4% in the first six-months of 2007 compared to the first six-months of 2006. Revenue on a per ton basis increased by 7.0% to $1,456 in the first six months of 2007 from $1,361 in the first six months of 2006, due primarily to tighter pricing controls. Net revenues of $14.4 million in the first six-months of 2007 represented a 6.3% increase over first six months 2006 sales of $15.4 million primarily due to a reduction in major project business.

     Steelbank Tubular had net revenues of $8.0 million for the first six months of 2007. Net revenues decreased significantly from 2006 levels of $11.2 million as a result of continued softening of the tubing market and the loss of FENCEMaster business.

Cost of Goods Sold and Gross Profit

     Gross profit for the six-months ended June 30, 2007 of $1.3 million decreased by $1.4 million, or 52.2%, compared to the six-months ended June 30, 2006. Gross margins decreased to 4.9% from 7.2% for the corresponding periods due to the declining market for tubing, which resulted in lower sales and unabsorbed manufacturing overhead. Steel prices were fairly stable in the first six-months of 2007 and thus did not impact margins.

Selling, General and Administrative Expense

     Selling, general and administrative costs, excluding impairment, decreased from $5.0 million, or 13.1% of net revenue, during the first six months of 2006 to $3.8 million, or 13.9% of net revenue during the first six months of 2007. The decrease was primarily attributable to a $228,000 reduction in audit and other professional fees, a $905,000 reduction in salaries and benefits, reflecting the reduction in office staff, a $87,000 reduction in bad debt expense, a $62,000 reduction in depreciation, as well as other cost cutting efforts begun in 2006.

Impairment

     In the first six months of 2006, the Company recognized a $4.3 million impairment charge, as previously discussed. There was no impairment charge for the first six months of 2007.

Other Income and Expense

     Other income and expense changed from income of $669,000 to expense of $213,000 for the six-months ended June 30, 2006 and June 30, 2007, respectively. The increased expense is primarily attributable to increased finance costs of $223,000 associated with the bridge loan financing that was paid off at the closing of equity financing, completed in March 2007, loss on extinguishment of debt of $130,000 and a $645,000 change from a gain from derivatives to a loss, offset by a reduction in miscellaneous expense of $28,000 and foreign exchange gains of $88,000.

Income Taxes

     Tarpon has not recognized potential U.S. or Canadian federal tax benefits from its net losses because of the uncertainty regarding its ability to realize future tax benefits of its net operating loss carryforwards. The potential loss carryforward at June 30, 2007 is approximately $21.9 million. If the Company achieves profitability, the net operating loss carryforwards may be available to offset future income taxes.

     The Company has not yet completed its assessment of the impact of FIN 48 and, therefore, will not adjust retained earnings for the cumulative effects, if any, of applying this interpretation. Such adjustment, expected by the Company to be immaterial, will be reflected in the results of operation for 2007.

Net Loss

     Net loss decreased $3.7 million to $4.8 million for the six months ended June 30, 2007, versus $8.5 million for the six-months ended June 30, 2006 for the reasons described above.

Liquidity and Capital Resources

     As of June 30, 2007, we had a net working capital deficit of $11,861,000, including cash and cash equivalents of $669,000, accounts receivable of $7,226,000, inventories of $4,374,000 and total current operating liabilities of $24,456,000, including accounts payable of $8,241,000 and other accrued expenses of $2,352,000. Other current liabilities at June 30, 2007 include $6,251,000 outstanding on revolving credit facilities, convertible note payable to Laurus of $4,766,000, and reclassified term loans of Steelbank and EWCO totaling $1,749,000, due to the Company not being in compliance with certain financial covenants, and a bridge loan payable of $1,038,000.

     The Company has $12,892,000 of debt maturing within the next twelve months. The Company is in the process of obtaining equity financing for working capital needs and refinancing its short term debts, on terms favorable to the Company. There can be no assurance that adequate financing will be obtained, failing to meet the Company's financing needs will have a material adverse effect on its operations and continuance of business operations.

Cash Flows From Operating Activities

     Net cash provided by the Company's operations during the first six months of 2007 was $461,000 compared to cash used in the first six months of 2006 of $3,985,000. The improvement is primarily due to improved timing in billing and reduction in inventories.

     In the six months ended June 30, 2007,cash was used primarily by (1) $4,816,000 of losses, (2) a $1,000,000 decrease in accounts payable and accrued expenses, offset by (3) a $1,671,000 decrease in accounts receivable, (4) a $2,574,000 decrease in inventories, (5) a $521,000 decrease in other assets, (6) a $60,000 increase in advance payments from customers, a (7) $819,000 reduction in finance costs, (8) $387,000 in depreciation and amortization, and (9) $245,000 in other non-cash expenses.

Cash Flows From Investing Activities

     The Company's investing activities in the first six months of 2007 used $65,000 in cash for capital expenditures compared to $1,298,000 for the same period in 2006. The 2006 activities were increased by the payments made relating to FENCEMaster.

Cash Flows From Financing Activities

     The Company's financing activities used $945,000 of cash in the first six months of 2007 compared to $1,574,000 used in 2006. Cash was provided by (1) $2,125,000 from issuance of equity securities and (2) $263,000 of net proceeds from short term obligations, and used for (3) net repayments on credit facilities of $2,854,000, (4) repayment of long-term obligations of $328,000 and
(4) payment of financing costs of $151,000.

Existing Financing Arrangements

     For information on the Company's existing financing arrangements,  refer to
Note 5 in the Tarpon Industries, Inc. and Subsidiaries - Notes to Consolidated Financial Statements Contained elsewhere in this report on Form 10-Q.


Critical Accounting Policies and Use of Estimates

     The have been no material changes to the Company's critical accounting policies as reported in the Company's Annual Report for 2006 on form 10-K/A.

Contractual Obligations

     As of March 31, 2007, Steelbank was in violation of certain financial covenants of its Loan Agreement, resulting primarily from the losses sustained.

On April 30, 2007, the Company executed a "Second Amendment to Loan Agreement and Reaffirmation of Guaranty" with LaSalle Business Credit, Steelbank's lender. The agreement extends the current term by three years to August 31, 2010 and (1) waives the existing events of default, specifically the tangible net worth covenant and the debt service coverage ration, and amends the Loan Agreement to adjust the interest rate, currently at the bank's prime rate plus 2% and then subject to a grid structure immediately following the completion of a secondary offering, which permits further rate reductions tied to debt service coverage and excess availability and (2) establishes new financial covenants for Tangible Net Worth and EBITDA, with a Debt Service Coverage covenant to become effective for the calendar quarter ending March 31, 2008.

     There have been no other material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006 under the caption "Contractual Obligations".


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

     Significant changes in the cost of steel products can cause changes in the buying patterns of customers. In a declining market, many customers become conservative, reduce steel purchases and drive down inventories. The opposite tends to occur in a rising market. 2005 was the continuation of the declining steel market that began late in the third quarter of 2004 and bottomed early in the fourth quarter of 2005. Steel prices remained relatively stable in the fourth quarter of 2005 and began trending upward in the first quarter of 2006. It was anticipated that steel imports would begin to have an impact on steel prices late in the first quarter, but this did not occur due to world-wide demand for steel. For the first six months ended June 30, 2007, steel prices have remained relatively stable.

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



--------------------------------------------------------------------------------
                                                        June 30, 2007
                             Expected Maturity Dates
                         (U.S.$ equivalent in thousands)
--------------------------------------------------------------------------------
                                                                                  There-                   Fair
                             2007       2008       2009       2010       2011     after        Total       Value
                             ----       ----       ----       ----       ----     -----        -----       -----
Short Term Debt:
Variable Rate (U.S.$)         $3,576                                                            $3,576      $3,576
Average Interest rate          10.3%                                                             10.3%
-------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----------
Variable Rate (Cdn.$)         $2,675                                                            $2,675      $2,675
Average interest rate           9.5%                                                              9.5%
-------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----------
Fixed Rate (U.S.$)            $1,038                                                            $1,038      $1,038
Average Interest rate          12.0%                                                             12.0%
-------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----------
Long-Term Debt
Variable Rate (U.S. $)        $5,904       $140       $232                                      $6,276      $6,276
Average interest rate          10.3%      10.3%      10.3%                                       10.3%
-------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----------
Variable Rate (Cdn. $)          $397       $347       $347                                      $1,091      $1,091
Average interest rate           9.5%       9.5%       9.5%                                        9.5%
-------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----------
Fixed Rate (U.S. $)               $7                                                                $7          $7
Average interest rate           5.2%                                                              5.2%
-------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----------

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

     The table below provides information about the Company's steel inventory that is sensitive to changes in commodity prices, specifically steel prices. The table presents the carrying amount and fair value as of the indicated date:

                                                   June 30, 2007
                                           (U.S.$ equivalent in thousands)
                                   Carrying Amount                 Fair Value
Steel Inventories.....                 $4,380                        $4,380


ITEM 4...CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on their evaluation and review, our principal executive and principal financial officers have concluded that these controls and procedures, as designed and implemented, are not operating effectively. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our second fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we hired additional staff, which will help improve our internal controls over financial reporting.

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

     G. A lack of an adequate process to identify and ensure that non-standard journal entries are subject to an appropriate level of review.

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

     O. An inability to implement the provisions of FIN 48 by the required effective date.

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

     As a public Company, we have significant requirements for enhanced financial reporting and internal controls. We are taking steps to mitigate the material weaknesses listed above by December 31, 2007, but it is possible that they might not be completed by then.

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

ITEM 1A. RISK FACTORS

     Please refer to, and carefully consider, the "Risk Factors and Risks Related to Our Business" section listed in our Annual Report on Form 10-K/A for the year ended December 31, 2006, together with the cautionary statement under the caption "Cautionary Statement Regarding Forward Looking Statements" and the other information included in this report. For information on significant risks affecting our business, including, but not limited to, our losses and the financing requirements we are experiencing. If any of these risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

ITEM 2.  DEFAULTS UPON SENIOR SECURITIES

     The company is not in compliance with certain financial covenants with its lending institutions, for which it has obtained non-binding commitments to adjust such covenants and maintain compliance. See note 5 in the Tarpon Industries, Inc. and Subsidiaries - Notes to Consolidated Financial Statements contained elsewhere in this report on Form 10-Q.

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

                                            TARPON INDUSTRIES, INC.
                                                 (Registrant)

Dated:  August 17, 2007                     By:   /s/ James W. Bradshaw
                                              ------------------------------
                                              James W. Bradshaw
                                              Its:  Chief Executive Officer and
                                              Chief Financial Officer

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