Form 10-Q
period 2007-09-30
Tarpon Industries, Inc.
filed 2007-11-19
CIK 1303565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

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

     The number of the registrant's common shares outstanding as of September 30, 2007 was 10,470,654.

                             TARPON INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................2
         ITEM 1.  FINANCIAL STATEMENTS.........................................2
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................18
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK........................................................25
         ITEM 4.  CONTROLS AND PROCEDURES.....................................27

PART II - OTHER INFORMATION...................................................30
         ITEM 1.  LEGAL PROCEEDINGS...........................................30
         ITEM 1A. RISK FACTORS................................................30
         ITEM 2.  DEFAULTS UPON SENIOR SECURITIES.............................29
         ITEM 6.  EXHIBITS....................................................30


Explanatory Note:

     This report on Form 10-Q for the nine months ended September 30, 2007 has been submitted to the Company's registered independent public accountants for review as required by Regulation S-X. The registered independent public accountants have not indicated their concurrence with the filing of the Report because their final review procedure is not complete. If such registered independent public accountants have any comments concerning this Report on Form 10-Q, the Company will consider the same and file an amendment to this Report that may be occasioned thereby.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             TARPON INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                            Page
Tarpon Industries, Inc.
Consolidated Balance Sheets --- September 30, 2007 and December 31, 2006.......3
Consolidated Statements of Operations --- For the Three and Nine Months
     Ended September 30, 2007 and 2006.........................................4
Consolidated Statements of Cash Flows --- For the Nine Months Ended
     September 30, 2007 and 2006...............................................5
Notes to Consolidated Financial Statements.....................................6

                           CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,         December 31, 2006
                                                                                           2007
ASSETS:                                                                                 (unaudited)            (As restated.
                                                                                                                See Note 1)
CURRENT ASSETS:
Cash and cash equivalents                                                          $           97,750     $            880,515
Accounts receivable (less allowance for doubtful accounts for 2007 of
$151,423 and for 2006 of $269,187)                                                          4,468,674                6,071,499
Inventories                                                                                 2,168,816                4,123,318
Assets of discontinued operations                                                           4,056,607               10,469,277
Other current assets                                                                          469,619                  792,584
                                                                                      ----------------       ------------------
       Total current assets                                                                11,261,466               22,337,193

Property plant and equipment - net                                                            414,610                  463,446
Deferred financing costs - net                                                              3,057,770                1,315,545
                                                                                      ----------------       ------------------
TOTAL ASSETS                                                                       $       14,733,846     $         24,116,184
                                                                                      ================       ==================

LIABILITIES AND SHAREHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Short-term debt                                                                    $        9,468,705     $          6,718,115
Term debt classified as current                                                             4,914,558                5,287,021
Accounts payable - trade                                                                    5,954,658                8,293,014
Liabilities of discontinued operations                                                      3,348,985                6,044,694
Other current liabilities                                                                   1,276,446                1,089,913
                                                                                      ----------------       ------------------
       Total current liabilities                                                           24,963,352               27,432,757

Long-term debt less term debt classified as current                                                --                    2,643
Other long-term liabilities                                                                     1,680                  108,000
                                                                                      ----------------       ------------------
TOTAL LIABILITIES                                                                          24,965,032               27,543,400
                                                                                      ----------------       ------------------


SHAREHOLDERS' DEFICIT:
Preferred shares; no par value, authorized; no shares issued at September 30,
2007 and at December 31, 2006                                                                      --                       --
Common shares; no par value, 30,000,000 shares authorized at September 30, 2007 and 20,000,000 shares authorized at December 31, 2006; issued and outstanding,
10,470,654 shares at September 30, 2007 and 4,993,712 shares at December 31,
2006                                                                                       20,980,726               16,856,821
Accumulated deficit                                                                       (31,945,278)            (20,713,749)
Accumulated other comprehensive income                                                        733,366                  429,712
                                                                                      ----------------       ------------------
          Total shareholders' deficit                                                     (10,231,186)              (3,427,216)
                                                                                      ----------------       ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                        $       14,733,846     $         24,116,184
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


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                                      --------------------------------        -------------------------------
                                                           2007               2006               2007                2006
                                                      ---------------     --------------    ---------------    -----------------
REVENUES:                                                                 (As restated.
                                                                           See Note 1                          (As restated.
                                                                                                                See Note 1)
Sales, net of customer discounts                   $       8,726,816   $     14,267,073  $      27,694,795  $        41,344,847

Cost of goods sold                                         8,143,338         12,940,198         25,500,816           38,153,496
                                                      ---------------     --------------    ---------------    -----------------

          Gross Profit                                       583,478          1,326,874          2,193,979            3,191,351

OPERATING EXPENSES:
Selling, general and administrative expenses               1,089,421          1,697,283          4,288,339            5,869,722


OPERATING LOSS                                             (505,943)          (370,409)        (2,094,360)          (2,678,371)

OTHER INCOME (EXPENSE):
Miscellaneous income (expense)                                97,949           (18,684)             94,257             (44,006)
Financing costs                                            (412,415)           (12,044)          (606,341)             (36,129)
Loss on extinguishment of debt                                    --                  -          (129,853)                    -
Gain on derivatives                                           57,990            268,874            106,320              961,874
                                                      ---------------     --------------    ---------------    -----------------
          Total other income (expense)                     (256,476)            238,146          (535,617)              881,739
                                                      ---------------     --------------    ---------------    -----------------

INTEREST EXPENSE, NET:
Interest                                                     982,520          (775,174)          2,941,340            1,531,462
Interest income                                                  (2)              (120)                (4)             (35,155)
                                                      ---------------     --------------    ---------------    -----------------
          Total interest expense, net                        982,518          (775,294)          2,941,336            1,496,307
                                                      ---------------     --------------    ---------------    -----------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                 (1,744,937)            643,031        (5,571,313)          (3,292,939)

(LOSS) INCOME FROM DISCONTINUED OPERATION                (4,671,130)             73,669        (5,660,212)          (4,533,885)
                                                      ---------------     --------------    ---------------    -----------------
NET (LOSS) INCOME                                  $     (6,416,067)   $        716,700  $    (11,231,525)  $       (7,826,824)
                                                      ===============     ==============    ===============    =================

NET (LOSS) INCOME PER COMMON SHARE - BASIC AND
DILUTED
Continuing operations                              $          (0.17)   $           0.13  $          (0.67)  $            (0.69)
Discontinued operations                                       (0.45)               0.02             (0.67)               (0.96)
                                                      ---------------     --------------    ---------------    -----------------
Total                                              $          (0.62)   $           0.15  $          (1.34)  $            (1.65)
                                                      ===============     ==============    ===============    =================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                  10,395,002          4,929,973          8,363,774            4,750,930
OUTSTANDING                                           ===============     ==============    ===============    =================


    The accompanying notes are an integral part of the financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 Nine Months Ended September 30,
                                                                            ---------------------------------------
                                                                                 2007                   2006
                                                                            ---------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                             (As restated. See
                                                                                                       Note 1)
Net Loss                                                                 $    (11,231,525)   $            (7,826,824)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Loss from of discontinued operations                                        5,660,212                  4,533,885
     Amounts provided by (used in) discontinued operations                       3,203,295                (2,655,751)
     Depreciation and amortization                                                  69,178                     85,893
     Accretion of note discount and other charges                                1,445,933                    879,552
     Stock option expense                                                          168,145                     99,689
     Stock issued as compensation                                                       --                     76,922
     Non-employee stock options                                                  1,701,205                         --
     Loss on extinguishment of debt                                                129,853                         --
     Gain on derivative instrument                                               (106,320)                  (961,874)
     Changes in assets and liabilities:
          Accounts receivable                                                    1,602,825                (2,516,236)
          Inventory                                                              1,960,044                    (2,622)
          Other current assets                                                     322,965                  (421,932)
          Customer advance payments                                                     --                    146,778
          Accounts payable and other current liabilities                       (2,151,821)                  1,151,645
                                                                            ---------------     ----------------------
               Net cash provided by (used in) operating activities               2,773,989                (7,410,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs                                                                       --                   (35,861)
Payments of FenceMaster obligations                                                     --                  (984,733)
Capital expenditures                                                              (20,342)                         --
Amounts used by discontinued operations                                                 --                  (283,258)
                                                                            ---------------     ----------------------
     Net cash used in investing activities                                        (20,342)                (1,303,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares (net of issuance costs of                2,124,701                         --
$490,658)
Financing costs                                                                (2,723,840)                         --
Net (payments) borrowings on credit facilities                                 (1,584,753)                  1,253,965
Proceeds from issuance of short-term obligations                                 3,400,000                         --
Repayment of short-term obligations                                              (775,000)                  (187,500)
Repayment of long-term obligations                                               (794,425)                  (217,858)
Amounts (used in) provided by discontinued operations                          (3,183,095)                    653,758
                                                                            ---------------     ----------------------
     Net cash used in financing activities                                     (3,536,412)                  1,502,365

                                                                            ---------------     ----------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (782,765)                (7,212,362)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     880,515                  7,311,922
                                                                            ---------------     ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $          97,750   $                 99,560
                                                                            ===============     ======================

Supplemental disclosure of cash flows information:
     Cash paid during the period for interest                            $         823,600   $                803,106
Non-cash transactions:
     Stock issued as compensation                                        $               -                     20,000
     Stock issued as payment of debt                                     $         568,109   $                187,500


    The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Financial Statement Presentation

     The unaudited interim consolidated financial statements in this report reflect all adjustments which are, in our opinion, necessary to fairly state the results for the interim periods presented. All adjustments that are material are of a normal recurring nature, except for those adjustments related to discontinued operations. Our operating results for the nine-month period ended September 30, 2007 do not necessarily indicate the results that should be expected for the year ending December 31, 2007. The unaudited interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2006. The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the Company's Annual Report on Form 10-K/A.

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

3. Financial Position

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained losses of approximately $31.9 million from its inception on January 16, 2002 through September 30, 2007 and has negative working capital of $13.7 million and is in violation of its debt covenants as of September 30, 2007. If the Company is unable to significantly decrease its losses and obtain additional financing needed for growth and to meet tightened vendor payment terms, its financial resources will not be adequate to satisfy its operating and capital requirements for the next 12 months and will have a material adverse effect on its operations and continuance of business operations.

Corrective actions undertaken by the Company in 2007 to ensure adequate liquidity include:

     Equity Financing
     ----------------
     The Company raised equity financing during the first four months of 2007, netting the Company $1,159,000 on gross proceeds of $2,615,000, after repayment of the December 2006 bridge notes, including accrued interest, totaling $801,000 and a scheduled payment of accrued interest to Laurus of $125,000. An aggregate of 3,736,942 shares of common stock were issued in this effort. The Company is now pursuing a secondary equity offering expected to be completed by February, 2008.

     Closing of Steelbank
     --------------------
     On September 20, 2007, the Company's Steelbank subsidiary filed a Notice of Intention to make a Proposal pursuant to the Bankruptcy & Insolvency Act.
     A. Farber & Partners Inc. was appointed Interim Receiver by the Ontario superior Court of Justice for the purpose of conducting a sale or liquidation of Steelbank, which has recorded losses totaling in excess of $14 million since its inception.

    Operations and Marketing Efforts
    --------------------------------
     The Company plans to continue the emphasis on its racking business through Eugene Welding Company's SpaceRak division, with the expectations that its value-added solutions should lead to improved gross margins, while continuing to control its SG&A expenses.

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

4. Details of Balance Sheet

     The following table sets forth the components of the Company's inventory as of the noted dates:

                            September 30,        December 31,
          INVENTORIES:          2007                 2006
                           -------------         -----------
    Raw material              $ 896,431          $1,814,808
    Work-in-process             178,505             481,858
    Finished goods            1,027,724           1,703,988
    Supplies                     66,156             122,664
                           -------------        -----------
    Total                   $ 2,168,816          $4,123,318
                           =============        ===========

     The following table sets forth the components of the Company's property, plant and equipment as of the noted dates:

                 PROPERTY PLANT AND EQUIPMENT:                 September 30,           December 31,
                                                                   2007                   2006
                                                          -----------------     --------------------
Machinery and equipment                                           $450,132                 $395,714
Leasehold improvements                                             180,378                  214,454
Computer equipment                                                 127,069                  127,069
Transportation equipment                                            21,815                   21,815
Furniture and fixtures                                               9,217                    9,217
                                                          -----------------     --------------------
Total                                                              788,611                  768,269
Less accumulated depreciation and
amortization                                                      (374,001)                (304,823)
                                                          -----------------     --------------------
Net property, plant and equipment                                 $414,610                 $463,446
                                                          =================     ====================

5.  Debt

     The following table sets forth the components of the Company's debt at September 30, 2007 and December 31, 2006:

Short Term Debt

                                       September 30,            December 31,
                                           2007                     2006
                                       ----------------     -----------------
          Revolving Credit Facility        $ 4,403,362            $5,943,115
          Bridge loan payable                1,700,000               775,000
          Laurus term note "A"               1,700,000                    --
          Laurus term note "B"               1,671,153                    --
                                       ----------------     -----------------
          Total                             $9,474,515            $6,718,115
                                       ================     =================


Term Debt, Classified as Current

                                                                  September 30,         December 31,
                                                                      2007                  2006
                                                                 ----------------     ---------------
       EWCO term loan                                                   $     --            $789,933
       Convertible debt (less discount of $716,251 at
       September 30, 2007 and $1,135,570 at December 31, 2006)         4,908,749           4,489,430
       Other                                                               5,809              10,301
                                                                 ----------------     ---------------
       Subtotal                                                        4,914,558           5,289,664

       Less term debt classified as current                          (4,914,558)         (5,287,021)
                                                                 ----------------     ---------------
       Long-term debt                                                   $     --              $2,643
                                                                 ================     ===============

     Annual maturities of long-term debt and capital lease obligations based on the stated terms of the underlying agreements are as follows:

2007                                         $5,630,144
2008                                                665
2009                                                 --
                                            ------------
Total                                        $5,630,809
                                            ============


Laurus Master Credit Agreement

     Tarpon entered into a Master Credit Agreement ("The Agreement") on August 9, 2007, including a revolving credit agreement (Revolver) up to $10,000,000, subject to a borrowing based on capital availability, inventory and reserves, a $1,700,000 term loan (Term Loan A) and a $1,700,000 term loan (Term Loan B).

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

     The Company granted Laurus Master Fund Ltd. a security interest in all of their respective assets including, but not limited to, accounts receivable, inventory, machinery, equipment, general intangibles, stock and deposit accounts. In addition, the Company issued warrants to Laurus Master Fund Ltd. to purchase 2,300,000 shares of the common stock of the Company for an exercise price of $.01 a share and a warrant to purchase 2,300,000 shares of the common stock of Tarpon Industries, Inc. for an exercise price of $.25 a share.

     Steelbank  Tubular  Inc.,  MTM  Acquisition   Company  FM,  Inc.  and  JS&T
Acquisition Company, other subsidiaries of the Company, provided guarantees of this financing transaction secured by all of their respective assets.

     Upon entering this agreement the Company retired all debt owed to LaSalle Bank Midwest N.A. and LaSalle Business Credit. For more information concerning these facilities, see the "Financing Arrangements" as discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as "Note 6 - Debt" of the "Notes to Consolidated Financial Statements" as reported in the Company's December 31, 2006 Form 10-K/A.


Convertible Debt

     On December 13, 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus") in connection with the private placement of a convertible term note (the "Note") issued by the Company in the principal amount of $6,000,000 due December 13, 2008 and common stock purchase warrants (the "Warrants"). The Note is collateralized by all present and future assets of Tarpon and its subsidiaries, including the equity interests of EWCO and Steelbank, subject to a subordination agreement between Tarpon ABN AMRO Bank, N.V., Canadian Province and LaSalle Bank, Midwest, N.A. The Note is payable in equal monthly installments of principal totaling $187,500 commencing on April 1, 2006 through the maturity date and bears interest at prime plus 2% (10.25% at September 30, 2007). As part of the Agreement, the monthly payments of principal and interest, under certain conditions, are convertible into shares of the Company's no par value common stock at a fixed conversion price of $3.27 per share. The Warrants provide for the purchase of up to 390,000 shares of common stock at an exercise price of $3.81 until December 13, 2012.

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

     In connection with this financing, the Company recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature inherent in the instrument. Such discounts are being amortized using the effective interest method over the term of the related debt. The conversion feature itself was deemed to be a derivative under FASB Statement No. 133. The Company estimated the fair value of the conversion feature to be $13,000 as of September 30, 2007 and at December 31, 2006. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,472,000, including warrants to purchase up to 300,000 shares of common stock to Joseph Gunnar and Company, a related party, recorded as deferred financing costs and amortized over the life of the note. The 300,000 warrants were valued at approximately $432,000 using the Black-Scholes model using the same assumptions described above, except for a term of five years. The warrants were deemed to be a derivative instrument as they can be put back to the Company, and, therefore the corresponding liability was marked to market and recorded at a fair value of $1,680 as of September 30, 2007 and $108,000 as of December 31, 2006. The $106,320 decrease in fair value during the first quarter of 2007 is included in the overall "Gain from derivatives" within the Statement of Operations. These warrants are exercisable through December 13, 2010 at $3.27 per share. Although the stated interest rate of the convertible note is the prime rate plus 2% (10.25% on September 30, 2007), as a result of the aforementioned discounts and fees, the effective interest rate of the Note was estimated to be approximately 41.8% per annum at its inception on December 13, 2005.

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

     On August 17, 2006, Tarpon reached an agreement with the Laurus fund whereby Tarpon would issue 100,000 shares of Tarpon common stock valued at $190,000 ($1.90 per share) to Laurus in exchange for Laurus amending certain provisions of its loan agreement. In addition, Tarpon agreed to award Laurus an additional 100,000 shares contingent on Tarpon completing a successful equity raise (in process as of September 30, 2007). The agreement provided that the loan agreement would be amended such that an event of default with LaSalle Bank Midwest (LaSalle) and/or LaSalle Business Credit (LaSalle) which is not declared as a default by LaSalle, would not give rise to default interest due to Laurus. Because LaSalle did not declare the Company in default until October 2, 2006, default interest was therefore not due Laurus until the fourth quarter of 2006. At the closing of the Master Credit Agreement with Laurus on August 9, 2007, default interest accrued to that date of $1,231,000 was paid with the proceeds of Term Note B. The results of operations for the first nine months of 2007 include $1,101,000 of default interest expense, with $194,000 due to Laurus as of September 30, 2007.

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

     During the period June 18, 2007 to July 5, 2007 Tarpon closed a private placement Bridge Loan offering aggregating $1,700,000 and netting the Company $1,418,000 after payment of fees and commissions. The Bridge Loan Notes carry interest at 12% and are repayable from proceeds of a secondary stock offering anticipated to occur in the 4th quarter of 2007. In connection with this private placement, 170,000 warrants were issued to designees of the placement agent to purchase common stock of Tarpon at an exercise price of $0.52. The Company has estimated the fair value of these warrants to be $72,000 using the Black-Scholes Option Pricing Model with an estimated term of 5 years, risk-free interest rate of 4.72%, dividend yield of 0% and volatility of 70%.

6.  Leases

     Facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense was $66,866 and $206,194 for the three and nine months ended September 30, 2007, respectively.

     The following is a schedule of annual future minimum lease payments under operating leases with remaining non-cancellable lease terms in excess of one year as of December 31, 2006:

Year                                  Amount
----                             ------------
2007                                 $365,886
2008                                  719,010
2009                                  715,431
2010                                  706,040
2011                                  707,299
Thereafter                          2,650,035
                                 -------------
Total                              $5,863,701
                                 =============

7. Comprehensive Loss

     Our comprehensive losses are as follows:

                                                   Three Months Ended September 30,         Nine Months Ended September 30,
                                                -------------------------------------    -------------------------------------
                                                      2007                 2006                2007                2006
                                                 ----------------     ---------------    ----------------     ----------------
Net (Loss) Income                             $      (6,416,068)   $         716,700  $    (11,231,525)    $    (7,826,824)
Other comprehensive income (loss):
     Foreign currency translation                        103,390            (27,613)            303,654             284,908
adjustments
                                                 ----------------     ---------------    -----------------    ----------------
Comprehensive Loss                            $      (6,312,678)   $         689,087  $    (10,927,871)    $    (7,541,916)
                                                 ================     ===============    =================    ================


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


                                                Three Months Ended September 30,     Nine Months Ended September 30,
                                                      2007               2006              2007              2006
                                                      ----               ----              ----              ----

Advisory Services and Expenses                  $            -   $          64,133   $       44,515  $          200,325
                                                   ------------     ---------------     ------------    ----------------
     TOTAL                                      $            -   $          64,133   $       44,515  $          200,325
                                                   ============     ===============     ============    ================


     During the nine month period ending September 30, 2007, the Company made no cash payments to the former Chairman of the Board, President and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc. Cash payments in 2006 totaled $295,640. As of September 30, 2007, liabilities included $150,000 of advisory fees and expenses due to Bainbridge, included in accounts payable.

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

     In April, 2007, Gunnar received 27,857 warrants with a fair market value of $14,252 in connection with the private placement completed on April 4, 2007. Additionally, in July of 2007 Gunnar received 170,000 warrants with a fair market value of $72,114 in connection with the bridge financing completed on July 5, 2007.

     In accordance with its agency agreement, dated August 15, 2006, Gunnar is to be compensated at the rate of 12% of the gross proceeds from shares sold, 3% of the amount of restructured or replaced debt (1.5% for $1.0 million or less of debt) and warrants equal to 12.5% of shares sold at an exercise price equal to the price of such shares.

     The following table summarizes the compensation earned by Gunnar:

                                        Three Months Ended September 30,    Nine Months Ended September 30,
                                              2007              2006             2007             2006
                                              ----              ----             ----             ----

Bridge Loan Warrants                    $                $              -  $      72,115   $             -
                                                18,139
Private Placement Warrants                      14,252                  -        266,771                 -
Fees and Expenses                               88,700             22,500        568,818            68,500
                                           ------------     --------------    -----------     -------------
     TOTAL                              $      121,091   $         22,500  $     907,704   $        68,500
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

     During 2006, the Company granted options for 550,000 shares, 250,000 issued to James Bradshaw, Chairman and Chief Executive Officer, 50,000 exercisable at $2.45 per share and 200,000 exercisable at $0.88 per share, 110,000 issued to Patrick Hook, President and Chief Operating Officer, exercisable at $0.88 per share, 150,000 issued to J. Stanley Baumgartner, former Chief Financial Officer, 40,000 exercisable at $1.75 and 110,000 exercisable at $0.88 per share, 20,000 issued to Jeffrey Greenberg, a former employee, exercisable at $0.88 per share and 10,000 each issued to new directors Tracy Shellaberger and Gerald Stein, exercisable at $2.60 and $0.88 per share respectively. During the three months ended September 30, 2007, the Company granted options for 10,000 shares, exercisable at $0.70 per share, to new director Frank Gesuale. All options that have been granted under the plan to officers and employees of the Company vest in cumulative annual installments over three years. Options issued to consultants and directors vest immediately upon issuance.

     Activity under these Plans is shown in the following tables:


                                     Nine Months Ended September 30, 2007      Nine Months Ended September 30, 2006
                                     ------------------------------------      ------------------------------------
                                                    Weighted                                  Weighted
    Shares Subject to Option         Shares          Average     Aggregate     Shares          Average     Aggregate
                                                    Exercise     Intrinsic                    Exercise     Intrinsic
                                                      Price      (1) Value                      Price      (1) Value
---------------------------------- ----------- --- ------------ ------------ ----------- --- ------------ ------------
Outstanding at beginning of           673,190   $         2.88       -          415,085   $         5.50      --
period
New Grants (based on fair value
of common stock at dates of            10,000   $         0.70       -          100,000   $         2.18      --
grant
Exercised                                   -   $            -       -               --   $           --      --
Expired                                     -   $            -       -               --   $           --      --
Forfeited                           (108,690)   $         4.22       -        (141,895)   $         5.50      --
                                   -----------                               -----------
Outstanding at end of period          574,500   $         2.60       -          373,190   $         4.61      --
Exercisable at end of period          179,667   $         5.07       -          181.063   $         5.34      --


     (1) The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option.

     The total fair value of vested shares at September 30, 2007 was $119,390. At September 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $159,020 which will be amortized over a weighted average period of 8.9 years.

     The estimated fair value as of the date options were granted during the periods presented using the Black Scholes option-pricing model, was as follows:

                                                         Nine Months Ended
                                                     9/30/2007        9/30/2006
                                                     -----------     -----------
   Weighted Average Estimated Fair Value Per
        Share of Options Granted During the        $    0.70      $     1.08
        Period
   Assumptions:
        Amortized dividend yield                        0.00%           0.00%
        Common Stock price volatility                  70.00%          60.00%
        Risk free rate of return                        4.00%           5.00%
        Expected option term (in years)                    3               3

     The following table summarizes information about stock options at September 30, 2007:

                           OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                           -------------------                                -------------------
                            Weighted                Weighted                  Weighted                   Weighted
   Range of      Shares     Averager                Average                   Average                    Average
   Exercise                 Remaining               Exercise                  Remaining                  Exercise
    Prices       Shares     Contractual Life        Price           Shares    Contractual Life           Price
--------------- ---------- --------------------    ---------------- --------- --------------------     -----------

$0.70 to         574,500          8.31             $    2.60        179,667      7.20                  $  5.07
$5.50

     At September 30, 2007, options covering 425,500 shares were available for future grants under the 2004 Plan.

     The following table provides additional information about outstanding warrants categorized by exercise price at date of grant using the Black-Scholes model:


                                                                                                 Weighted
                                                                                                 Average
                                                        Warrants            Expiration            Exercise
       Party                                           Outstanding             Date                Price
       ------------------------------------------    ----------------     ----------------       -----------
       2004 Gunnar - Bridge Financing                       146,521         12/31/2010        $       1.05
       2004 Private Placement                             2,681,165         12/13/2012                0.78
       2005 Gunner - IPO                                    251,565         04/05/2009                0.95
       2005 Gunnar - Laurus
       Convertible Note                                     300,000         04/05/2009                0.91
       2005 Laurus Warrants Associated
       with Convertible Note                                390,000         02/17/2010                3.08
       2006 Bridge Note Holders                             775,000         12/07/2011                0.91
       2006 Gunnar - Bridge Financing                       260,755         12/07/2011                0.30
       2007 Gunnar - Private Placement                      276,960         01/24/2012                0.35
       2007 Gunnar - Private Placement                      770,204         03/23/2012                0.40
       2007 Gunnar - Private Placement                       64,124           4/4/2012                0.36
       2007 Gunnar - Bridge Financing                       376,796          6/26/2012                0.22
       2007 Laurus Warrants Associated
            with LaSalle refinance                        2,300,000         08/09/2014                0.25
       2007 Laurus Warrants Associated
            with LaSalle refinance                        2,300,000         No expiration             0.01
                                                     ----------------
       Total                                             10,893,090
                                                     ================

10.  Discontinued Operations

     On September 20, 2007, the Company's Steelbank subsidiary filed a Notice of Intention to make a Proposal pursuant to the Bankruptcy & Insolvency Act. A. Farber & Partners Inc. was appointed Interim Receiver by the Ontario superior Court of Justice for the purpose of conducting a sale or liquidation of Steelbank, which has recorded losses totaling in excess of $14 million since its inception. The Company recorded an impairment charge of $4.2 million, which is included in loss from discontinued operations, in order to adjust its inventory and property, plant and equipment to net realizable value.

     The components of assets of discontinued operations were as follows:


 --------------------------------------------  ----------------  ---------------
                                               September 30,     September 30,
                                               2007              2006
 --------------------------------------------  ----------------  ---------------
 Cash                                          $       103,670   $       75,358
 --------------------------------------------  ----------------  ---------------
 Accounts receivable                                 1,867,807        3,215,133
 --------------------------------------------  ----------------  ---------------
 Inventory                                             625,765        3,468,887
 --------------------------------------------  ----------------  ---------------
 Other current assets                                  119,036            8,808
 --------------------------------------------  ----------------  ---------------
 Property, plant and equipment,net                   1,340,329       10,020,487
 --------------------------------------------  ----------------  ---------------
 Other assets                                               --          129,302
 --------------------------------------------  ----------------  ---------------
                                               $     4,056,607   $   16,917,975
 --------------------------------------------  ================  ===============

The components of liabilities of discontinued operations were as follows:


--------------------------------------------  --------------  ---------------
                                              September       September 30,
                                              30, 2007        2006
--------------------------------------------  --------------  ---------------
Note payable - bank                           $   1,232,737   $    3,451,615
--------------------------------------------  --------------  ---------------
Notes payable - other                                    --        3,071,139
--------------------------------------------  --------------  ---------------
Accounts payable                                  1,950,708        1,890,276
--------------------------------------------  --------------  ---------------
Accrued expenses                                    165,540           47,006
--------------------------------------------  --------------  ---------------
Current maturities of long-term debt                               2,846,343
--------------------------------------------  --------------  ---------------
                                              $   3,348,985   $   11,306,379
--------------------------------------------  ==============  ===============


Discontinued operations had revenues of $2.6 million and $5.7 and net loss (income) of $4.7 million and $(74,000) for the three months ended September 30, 2007 and 2006, respectively, and revenues of $10.8 million and $17.2 million and net loss of $5.7 million and $4.5 million for the nine months ended September 30, 2007 and 2006, respectively.

11.   Contingencies

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

12.   Income Taxes

     Tarpon has not recognized potential U.S. or Canadian federal tax benefits from its net losses because of the uncertainty regarding its ability to realize future tax benefits of its net operating loss carryforwards. The potential loss carryforward at September 30, 2007 is approximately $32 million. If the Company achieves profitability, the net operating loss carryforwards may be available to offset future income taxes.

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

                                               As of and for the Three Months Ended September 30, 2007
                                               -------------------------------------------------------
                                             EWCO                               Other (1)            TOTAL
                                             ----                               --------             -----
External Revenues                     $      8,726,816                     $              -  $         8,726,816
Inter-Segment Sales                             13,500                             (13,500)                    -
Depreciation and Amortization                   23,059                                    -               23,059
Operating Profit (Loss)                        190,392                            (696,335)            (505,943)
Total Assets                                10,539,530                              137,709           10,677,239
Capital Expenditures                                 -                                    -                    -

                                               As of and for the Three Months Ended September 30, 2006
                                               -------------------------------------------------------
                                             EWCO                              Other (1)             TOTAL
                                             ----                              --------              -----
External Revenues                     $     14,267,073                     $             -  $         14,267,073
Inter-Segment Sales                             33,856                            (33,856)                     -
Depreciation and Amortization                   28,459                                   -               258,069
Operating Profit (Loss)                        652,329                         (1,022,738)             (370,409)
Total Assets                                16,887,227                         (2,071,632)            14,815,595
Capital Expenditures                            19,205                                   -                19,205

                                                As of and for the Nine Months Ended September 30, 2007
                                                ------------------------------------------------------
                                             EWCO                               Other (1)            TOTAL
                                             ----                               --------             -----
External Revenues                     $     27,694,795                     $              -  $        27,694,795
Inter-Segment Sales                            662,217                            (662,217)                    -
Depreciation and Amortization                   69,178                                    -               69,178
Operating Profit (Loss)                        414,247                          (2,508,607)          (2,094,360)
Total Assets                                10,539,530                              137,709           10,677,239
Capital Expenditures                            20,342                                    -               20,342

                                                As of and for the Nine Months Ended September 30, 2006
                                                ------------------------------------------------------
                                             EWCO                              Other (1)             TOTAL
                                             ----                              --------              -----
External Revenues                     $     41,344,847                     $             -  $         41,344,847
Inter-Segment Sales                            454,008                           (454,008)                     -
Depreciation and Amortization                   85,894                                   -                85,894
Operating Profit (Loss)                        672,634                         (3,351,004)           (2,678,370)
Total Assets                                16,887,227                         (2,071,632)            14,815,595
Capital Expenditures                            19,205                                   -                19,205

     (1) Other represents information for the Company's parent company, Tarpon which is not allocated into the operating segments.

Revenues by country for the three and nine months ended September 30, 2007 and 2006 are as follows:


                         Three Months Ended September 30,      Nine Months Ended September 30,
                         -------------------------------       ------------------------------
                               2007               2006               2007               2006
                               ----               ----               ----               ----
United States           $      8,605,496   $     13,935,908  $      26,385,316  $      40,041,392
Canada                           115,157            331,165          1,303,316          1,303,455
England                            6,163                 --              6,163                 --
                           --------------     --------------    ---------------    ---------------
     TOTAL              $      8,726,816   $     14,267,073  $      27,694,795  $      41,344,847
                           ==============     ==============    ===============    ===============

14.  Subsequent Events

Communication with the American Stock Exchange

     On October 31, 2007, the Company received a letter from the American Stock Exchange ("AMEX") indicating that the AMEX listing qualifications staff had determined to initiate delisting proceedings against the Company due to the Company's inability to maintain compliance with certain AMEX continued listing requirements pursuant to the AMEX Company Guide Section 1009.

     Specifically, the AMEX staff determined that the Company was not in compliance with Section 1003(a)(iv) of the AMEX Company Guide in that it has sustained substantial losses in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the AMEX, as to whether the company will be able to continue operations and meet its obligations as they mature.

     Notwithstanding the (i) Company's recent shut down of its Canadian subsidiary, which has been responsible for more than half of the Company's operating losses, the (ii) recent restructuring of the Company's senior debt, and the (iii) recent 100% payoff of the Company's secured Steelbank debt, the AMEX determination was made after the Company had failed to regain compliance with the continued listing standards by the September 30, 2007 deadline, and following the staff's review of the Company's previously submitted plan of compliance and subsequent public filings. The Company had previously shown progress and had been granted extensions since the first due date in 2006.

     The Company's Board of Directors decided not to exercise the Company's right to appeal the staff's determination and, consequently, did not contest the delisting of its securities from AMEX which became effective on November 7, 2007. The Company was able to continue trading on AMEX under its "TPO" symbol until November 14, 2007, at which time it began trading on the OTC Bulletin Board ("OTC-BB") under the symbol "TPOS".

Sale of Steelbank Assets

     On October 12,  2007,  the  Company,  through its wholly  owned  subsidiary
Steelbank Tubular, Inc., through its interim receiver A. Farber & Partners, Inc., entered into an agreement with Asset Engineering Corporation ("AEC") for AEC to purchase certain assets of Steelbank, including all furniture, fixtures, machinery, equipment, computers, warehouse racking and material handling equipment. The sale yielded gross proceeds of Cdn $1,405,800 and net proceeds after liquidation and receiver fees of Cdn $1,340,329, which were remitted to the Registrant's senior lender, Laurus Master Fund, Ltd. ("Laurus"), and received on October 23, 2007. The net proceeds were used to (i) pay past due accrued interest through October 31, 2007 on subordinated debt with Laurus; (ii) prepay November 2007 and December 2007 interest on the subordinated debt; and
(iii) pay down nearly $800,000 of existing principal on the Laurus subordinated note. Ongoing receipts from accounts receivable and inventory will be deposited into the Receiver's account and remitted daily to Laurus to pay down existing debt. AEC remains responsible for any taxes due in connection with the sale, transfer and conveyance of the Subject Assets.

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

Overview of Recent Operations

     On a consolidated basis, we generated revenues of approximately $27.7 million for the nine months ended September 30, 2007, as compared with $41.3 million for the nine months ended September 30, 2006, a decrease of approximately 32.9%. The decrease in revenue of $13.6 million was attributable to the continued weakness in the tubing market, coupled with the inability to fully fund our production requirements during the transition from LaSalle to Laurus.

     Our operations for the first nine months of 2007 reflected a net loss of approximately $5.6 million as compared with a net loss of approximately $3.3 million from continuing operations in 2006.

     Our efforts continue to focus on growing our racking business through SpaceRak, EWCO's racking subsidiary, with sales volumes and backlog on a track to be restored to planned levels since the Laurus refinance of the LaSalle debt on August 9, 2007. We will continue to pursue opportunities to increase our sales of tubing at margins and terms agreeable to us, but our allocation of resources will favor supporting the growth of our racking business.

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


Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

Net Revenues

     Listed in the table below are the net revenues and tonnage shipped for the three months ended September 30, 2007 and 2006:

                                                       2007              2006                     Change
                                                         $                 $                $                %
                                                   --------------    --------------    -------------     -----------
                                                                        (dollars in thousands)
EWCO Tubular..................................           $ 1,457           $ 5,120        $ (3,663)         (71.5%)
EWCO SpaceRak(R)..............................             7,270             9,147          (1,877)         (20.5%)
                                                   --------------    --------------    -------------     -----------
Total.........................................            $8,727           $14,267        $ (5,540)         (38.8%)
                                                   ==============    ==============    =============     ===========

                                                       2007              2006                     Change
                                                       Tons              Tons              Tons              %
                                                   --------------    --------------    -------------    ------------
EWCO Tubular..................................             1,851             5,853          (4,002)         (68.4%)
EWCO SpaceRak(R)..............................             4,890             6,229          (1,339)         (21.5%)
                                                   --------------    --------------    -------------    ------------
Total.........................................             6,741            12,082          (5,071)         (42.9%)
                                                   ==============    ==============    =============    ============

     Net revenue for the third quarter of 2007 decreased approximately 38.8% over the same period in 2006 from $14.3 million to $8.7 million, a result from lower volume on tonnage shipped, which decreased 42.9%.

     EWCO Tubular volume on a tonnage basis decreased by approximately 68.4% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Net revenues of $1.5 million in the third quarter of 2007 were 71.5% lower than in 2006. The decline resulted from continued softening of the tubing market during the period, coupled with the inability to fully fund our production requirements during the transition from LaSalle to Laurus. Revenue on a per ton basis decreased by 10.1% from $875 in the three months ended September 30, 2006 to $787 in the three months ended September 30, 2007.

     EWCO's SpaceRak engineered racking tonnage volumes declined approximately 21.5% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Revenue on a per ton basis increased by 1.3% to $1,487 in the three months ended September 30, 2007 from $1,468 in the three months ended September 30, 2006. Net revenues of $7.3 million in the three months ended September 30, 2007 represented a 20.5% decrease from the three months ended
September 30, 2006 sales of $9.1 million primarily due to a reduction in major project business.

Cost of Goods Sold and Gross Profit

     Gross profit for the three months ended September 30, 2007 was approximately $583,000 or 6.7% of sales compared with $1,327,000 or 9.3% of sales for the same period in 2006. The main driver was the reduction in volume reducing the ability to cover fixed manufacturing costs.

Selling, General and Administrative Expense

     Selling, general and administrative expense including depreciation and amortization was $1.1 million or 12.5% of sales in the three months ended September 30, 2007 compared with $1.7 million or 11.9% of sales for the same period in 2006. The $608,000 decrease in cost in 2007 was driven primarily by reductions of salaries and wages of $254,000 and professional fees of $126,000.

Other Income and Expense

     Other income and expense in the three months ended September 30, 2007 was expense in the amount of $256,000 compared with income of $238,000 for the same period in 2006. The Company realized a gain on derivatives in the amount of $58,000 associated with the decreased value of the conversion feature of the Laurus Senior Convertible Term Note in 2007 compared with the gain recorded in 2006 of $269,000. Additionally, finance costs increased by $400,000 in 2007.

Interest Expense

     Net interest expense increased by $1,758,000 to $983,000 in the three months ended September 30, 2007 compared with net interest income for the same period in 2006 of $775,000. The change results primarily from the recording of default interest expense in 2007 of $326,000 and the reversal in September, 2006 of default interest accrued during 2006 of approximately $840,000, as well as the reduction in September 2006 of finance cost amortization, recorded as interest, of $849,000.

Income Taxes

     We have not recognized a potential tax benefit from our net losses, because of the uncertainty regarding our ability to realize future tax benefit of our net operating loss carry forwards. This potential loss carry forward if utilized would be approximately $31.9 million.

     The Company has not completed its assessment of the impact of FIN 48 and, therefore, will not adjust opening accumulated deficit for the cumulative effects, if any, of applying this interpretation. Such adjustment, expected by the Company to be immaterial, will be reflected in the results of operation for 2007.

Net Loss

     The Company recorded a net loss of $1.7 million from continuing operations for the three months ended September 30, 2007 compared with net income of $643,000 from continuing operations for the three months ended September 30,

2006 as a result of the factors cited above.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Revenues

     Listed in the tables below are the net revenues and tonnage shipped for the nine months ended September 30, 2007 and 2006:

                                                       2007              2006                     Change
                                                         $                 $                $                %
                                                   --------------    --------------    -------------     -----------
                                                                        (dollars in thousands)
EWCO Tubular..................................            $6,039           $16,824         $(10,785)        (64.1%)
EWCO SpaceRak(R)..............................            21,656            24,520           (2,864)        (11.7%)
                                                   --------------    --------------    --------------    -----------
Total.........................................           $27,695           $41,344        $ (13,649)        (33.0%)
                                                   ==============    ==============    ==============    ===========

                                                       2007              2006                     Change
                                                       Tons              Tons              Tons              %
                                                   --------------    --------------    -------------    ------------
EWCO Tubular..................................             8,040            21,172         (13,132)         (62.0%)
EWCO SpaceRak(R)..............................            14,771            17,510          (2,739)         (15.6%)
                                                   --------------    --------------    -------------    ------------
Total.........................................            22,811            38,682         (15,871)         (41.0%)
                                                   ==============    ==============    =============    ============

     Net revenue for the first nine months of 2007 decreased approximately 33.0% over the same period in 2006 from $41.3 million to $27.7 million, while volume on a tonnage basis decreased 41.0%.

     EWCO Tubular volume on a tonnage basis decreased by approximately 62.0% in the first nine months of 2007 compared to the first nine months of 2006. Net revenues of $6.0 million in the first nine months of 2007 were 64.1% lower than in 2006. The decline resulted from continued softening of the tubing market during the nine month period coupled with the inability to fully fund production requirements during the transition from LaSalle to Laurus. Revenue on a per ton basis decreased by 5.6% from $795 in the first nine months of 2006 to $751 in the first nine months of 2007.

     EWCO's SpaceRak engineered racking tonnage volumes declined approximately 15.6% in the first nine months of 2007 compared to the first nine months of 2006. Revenue on a per ton basis increased by 4.7% to $1,466 in the first nine months of 2007 from $1,400 in the first nine months of 2006, due primarily to continued tight pricing controls. Net revenues of $21.7 million in the first nine months of 2007 represented a 11.7% decrease from the first nine months 2006 sales of $24.5 million primarily due to a reduction in major project business.

Cost of Goods Sold and Gross Profit

     Gross profit for the nine months ended September 30, 2007 of $2.2 million decreased by $1.0 million, or 31.3%, compared to the nine months ended September 30, 2006. Gross margins increased to 7.9% from 7.7% for the corresponding period despite significantly reduced sales volumes as a result of tight management of manufacturing overhead. Steel prices were fairly stable in the first six-months of 2007 and thus did not materially impact margins.

Selling, General and Administrative Expense

     Selling, general and administrative costs decreased from $5.9 million, or 14.2% of net revenue, during the first nine months of 2006 to $4.3 million, or 15.5% of net revenue during the first nine months of 2007. The decrease was primarily attributable to a $270,000 reduction in audit and other professional fees, a $972,000 reduction in salaries and benefits and a $119,000 reduction in bad debt expense.

Other Income and Expense

     Other income and expense in the nine months ended September 30, 2007 was expense in the amount of $536,000 compared with income of $882,000 for the same period in 2006. The Company realized a gain on derivatives in the amount of $106,000 associated with the decreased value of the conversion feature of the Laurus Senior Convertible Term Note in 2007 compared with the gain recorded in 2006 of $962,000. Additionally, finance costs increased by $562,000 in 2007.


Income Taxes

     Tarpon has not recognized potential U.S. or Canadian federal tax benefits from its net losses because of the uncertainty regarding its ability to realize future tax benefits of its net operating loss carryforwards. The potential loss carryforward at September 30, 2007 is approximately $31.9 million. If the Company achieves profitability, the net operating loss carryforwards may be available to offset future income taxes.

     The Company has not completed its assessment of the impact of FIN 48 and, therefore, will not adjust retained earnings for the cumulative effects, if any, of applying this interpretation. Such adjustment, expected by the Company to be immaterial, will be reflected in the results of operation for 2007.

Net Loss

     Net loss from continuing operations increased from $3.3 million to $5.6 million for the nine months ended September 30, 2007 and 2006, respectively, for the reasons described above.

Liquidity and Capital Resources

     As of September 30, 2007, we had a net working capital deficit of $13,702,000, including cash and cash equivalents of $98,000, accounts receivable of $4,469,000, inventories of $2,169,000 and total current operating liabilities of $21,614,000, including accounts payable of $5,955,000 and other accrued expenses of $1,276,000. Other current liabilities at September 30, 2007 include $4,403,000 outstanding on revolving credit facilities, secured term notes payable to Laurus of $3,365,000, convertible note payable to Laurus of $4,909,000 and bridge notes payable of $1,700,000.

     The Company has $10,696,000 of debt maturing within the next twelve months. The Company is in the process of seeking equity financing for working capital needs and refinancing its short term debts, on terms favorable to the Company. There can be no assurance that adequate financing will be obtained. Failing to meet the Company's financing needs will have a material adverse effect on its operations and continuance of business operations.

Cash Flows From Operating Activities

     Net cash provided by the Company's operations during the first nine months of 2007 was $2,774,000 compared to cash used in the first nine months of 2006 of $7,411,000.

     In the nine months ended September 30, 2007,cash was used primarily by (1) $5,571,000 of losses from continuing operations, (2) a $2,152,000 decrease in accounts payable and accrued expenses, offset by (3) a $1,603,000 decrease in accounts receivable, (4) a $1,960,000 decrease in inventories, (5) a $323,000 decrease in other assets, (6) a $1,446,000 reduction in finance costs, (7) $69,000 in depreciation and amortization, and (8) $1,893,000 in other non-cash expenses.

Cash Flows From Investing Activities

     The Company's investing activities in the first nine months of 2007 used $20,000 in cash for capital expenditures compared to $1,304,000 for the same period in 2006. The 2006 activities were increased by the payments made relating to FENCEMaster.

Cash Flows From Financing Activities

     The Company's financing activities used $3,536,000 of cash in the first nine months of 2007 compared to $1,502,000 provided in 2006. Cash was provided by (1) $2,125,000 from issuance of equity securities and (2) $3,400,000 of net proceeds from short term obligations, and used for (3) net repayments on credit facilities of $1,585,000, (4) repayment of short-term obligations of $775,000,
(5) repayment of long-term obligations of $794,000 and (6) payment of financing costs of $2,724,000.

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

Contractual Obligations

Laurus Master Credit Agreement

     Tarpon entered into a Master Credit Agreement ("The Agreement") on August 9, 2007, including a revolving credit agreement (Revolver) up to $10,000,000, subject to a borrowing based on capital availability, inventory and reserves, a $1,700,000 term loan (Term Loan A) and a $1,700,000 term loan (Term Loan B).

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

     The Company granted Laurus Master Fund Ltd. a security interest in all of their respective assets including, but not limited to, accounts receivable, inventory, machinery, equipment, general intangibles, stock and deposit accounts. In addition, the Company issued warrants to Laurus Master Fund Ltd. to purchase 2,300,000 shares of the common stock of the Company for an exercise price of $.01 a share and a warrant to purchase 2,300,000 shares of the common stock of Tarpon Industries, Inc. for an exercise price of $.25 a share.

     Steelbank  Tubular  Inc.,  MTM  Acquisition   Company  FM,  Inc.  and  JS&T
Acquisition Company, other subsidiaries of the Company, provided guarantees of this financing transaction secured by all of their respective assets.

     Upon entering this agreement the Company retired all debt owed to LaSalle Bank Midwest N.A. and LaSalle Business Credit. For more information concerning these facilities, see the "Financing Arrangements" as discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as "Note 6 - Debt" of the "Notes to Consolidated Financial Statements" as reported in the Company's December 31, 2006 Form 10-K/A.

Bridge Notes

     During the period June 18, 2007 to July 5, 2007 Tarpon closed a private placement Bridge Loan offering aggregating $1,700,000 and netting the Company $1,418,000 after payment of fees and commissions. The Bridge Loan Notes carry interest at 12% and are repayable from proceeds of a secondary stock offering anticipated to occur in the 4th quarter of 2007. In connection with this private placement, 170,000 warrants were issued to designees of the placement agent to purchase common stock of Tarpon at an exercise price of $0.52. The Company has estimated the fair value of these warrants to be $72,000 using the Black-Scholes Option Pricing Model with an estimated term of 5 years, risk-free interest rate of 4.72%, dividend yield of 0% and volatility of 70%.

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

     Significant changes in the cost of steel products can cause changes in the buying patterns of customers. In a declining market, many customers become conservative, reduce steel purchases and drive down inventories. The opposite tends to occur in a rising market. 2005 was the continuation of the declining steel market that began late in the third quarter of 2004 and bottomed early in the fourth quarter of 2005. Steel prices remained relatively stable in the fourth quarter of 2005 and began trending upward in the first quarter of 2006. It was anticipated that steel imports would begin to have an impact on steel prices late in the first quarter, but this did not occur due to world-wide demand for steel. For the first nin months ended June 30, 2007, steel prices have remained relatively stable.

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


-----------------------------------------------------------------------------------------------------------------------------
                                                     September 30, 2007
                                                     Expected Maturity Dates
                                                     -----------------------
                                                (U.S.$ equivalent in thousands)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            There                  Fair
                                       2007       2008       2009       2010       2011     after        Total     Value
                                       ----       ----       ----       ----       ----     -----        -----     -----
Short Term Debt:
Variable Rate (U.S.$)                   $7,769                                                            $7,769      $7,769
Average Interest rate                    10.3%                                                             10.3%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----------
Fixed Rate (U.S.$)                      $1,700                                                            $1,700      $1,700
Average Interest rate                    12.0%                                                             12.0%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----------
Long-Term Debt
Variable Rate (U.S. $)                 $ 5,625                                                            $5,625      $5,625
Average interest rate                    10.3%                                                             10.3%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----------
Fixed Rate (U.S. $)                         $6                                                                $6          $6
Average interest rate                     5.2%                                                              5.2%
------------------------------------ ---------- ---------- ---------- ---------- ---------- ---------- ---------- -----------

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

     The table below provides information about the Company's steel inventory that is sensitive to changes in commodity prices, specifically steel prices. The table presents the carrying amount and fair value as of the indicated date:

                                               September 30, 2007
                                        (U.S.$ equivalent in thousands)
                                   Carrying Amount             Fair Value
                                   ---------------             ----------
Steel Inventories..........            $2,169                    $2,169


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

                                           TARPON INDUSTRIES, INC.
                                                    (Registrant)

Dated:  November 19, 2007                  By: /s/ James W. Bradshaw
                                              ------------------------------
                                              James W. Bradshaw
                                              Its:  Chief Executive Officer and
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit   Description
-------   ------------
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