Form 10-Q/A
period 2007-09-30
Tarpon Industries, Inc.
filed 2008-03-24
CIK 1303565

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

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION.................................................2
         ITEM 1.  FINANCIAL STATEMENTS.........................................2
         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................18
         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK........................................................25
         ITEM 4.  CONTROLS AND PROCEDURES.....................................26

PART II - OTHER INFORMATION...................................................29
         ITEM 1.  LEGAL PROCEEDINGS...........................................29
         ITEM 1A. RISK FACTORS................................................29
         ITEM 2.  DEFAULTS UPON SENIOR SECURITIES.............................29
         ITEM 6.  EXHIBITS....................................................29


Explanatory Note:

     The previously filed 10-Q was not reviewed by the Company's registered independent public accountants prior to filing. An independent auditors' review is required by Rule 10-01(d) of Regulation S-X. Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except to address comments made by our registered independent public accountants. This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             TARPON INDUSTRIES, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Consolidated Balance Sheets --- September 30, 2007 (unaudited) and
     December 31, 2006.........................................................3
Consolidated Statements of Operations (unaudited) --- For the Three and
     Nine Months Ended September 30, 2007 and 2006.............................4
Consolidated Statements of Cash Flows (unaudited) --- For the Nine Months
     Ended September 30, 2007 and 2006.........................................5
Notes to Consolidated Financial Statements.....................................6

                           CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,         December 31, 2006
                                                                                           2007
ASSETS:                                                                                 (unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                                          $           97,750     $            880,515
Accounts receivable (less allowance for doubtful accounts for 2007 of
$151,423 and for 2006 of $189,247)                                                          4,468,674                6,071,499
Inventories                                                                                 2,168,816                4,123,318
Assets of discontinued operations                                                           4,056,607               10,469,277
Other current assets                                                                          469,619                  792,584
                                                                                      ----------------       ------------------
       Total current assets                                                                11,261,466               22,337,193

Property plant and equipment - net                                                            414,610                  463,446
Deferred financing costs - net                                                              3,649,479                1,315,545
                                                                                      ----------------       ------------------
TOTAL ASSETS                                                                       $       15,325,555     $         24,116,184
                                                                                      ================       ==================

LIABILITIES AND SHAREHOLDERS' DEFICIT:
CURRENT LIABILITIES:
Short-term debt                                                                    $        9,468,705     $          6,718,115
Term debt classified as current                                                             4,914,558                5,287,021
Accounts payable - trade                                                                    5,954,658                8,293,014
Liabilities of discontinued operations                                                      4,082,351                6,474,406
Other current liabilities                                                                   1,276,446                1,089,913
                                                                                      ----------------       ------------------
       Total current liabilities                                                           25,696,718               27,862,469

Long-term debt less term debt classified as current                                                --                    2,643
Other long-term liabilities                                                                     1,680                  108,000
                                                                                      ----------------       ------------------
TOTAL LIABILITIES                                                                          25,698,398               27,973,112
                                                                                      ----------------       ------------------


SHAREHOLDERS' DEFICIT:
Preferred shares; no par value, 2,000,000 shares authorized; no shares issued
at September 30, 2007 and at December 31, 2006                                                     --                       --
Common shares; no par value, 30,000,000 shares authorized at September 30, 2007 and 20,000,000 shares authorized at December 31, 2006; issued and outstanding,
10,470,654 shares at September 30, 2007 and 4,993,712 shares at December 31,
2006                                                                                       22,164,136               16,856,821
Accumulated deficit                                                                       (32,536,979)            (20,713,749)
                                                                                      ----------------       ------------------
          Total shareholders' deficit                                                     (10,372,843)              (3,856,928)
                                                                                      ----------------       ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                        $       15,325,555     $         24,116,184
                                                                                      ================       ==================


Note: The Balance Sheet at December 31, 2006 is an excerpt from the audited financial statements at that date but does not include all of the information required by accounting principles generally accepted in the United States for complete financial statements.

    The accompanying notes are an integral part of the financial statements.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                                      --------------------------------        -------------------------------
                                                           2007               2006               2007                2006
                                                      ---------------     --------------    ---------------    -----------------

Sales, net of customer discounts                   $       8,726,816   $     14,267,073  $      27,694,795  $        41,344,847

Cost of goods sold                                         8,143,338         12,940,198         25,500,816           38,153,496
                                                      ---------------     --------------    ---------------    -----------------

          Gross Profit                                       583,478          1,326,875          2,193,979            3,191,351


Selling, general and administrative expenses               1,089,421          1,697,283          4,288,339            5,869,722
                                                      ---------------     --------------    ---------------    -----------------

OPERATING LOSS                                             (505,943)          (370,408)        (2,094,360)          (2,678,371)

OTHER INCOME (EXPENSE):
Miscellaneous income (expense)                                97,949           (18,684)             94,257             (44,006)
Loss on extinguishment of debt                                    --                  -          (129,853)                    -
Gain on derivatives                                           57,990            268,874            106,320              961,874
                                                      ---------------     --------------    ---------------    -----------------
          Total other income (expense)                      155,939             250,190             70,724              917,868
                                                      ---------------     --------------    ---------------    -----------------

INTEREST EXPENSE, NET:
Interest                                                   1,986,168          (763,129)          4,139,386            1,567,591
Interest income                                                  (2)              (120)                (4)             (35,155)
                                                      ---------------     --------------    ---------------    -----------------
          Total interest expense, net                      1,986,166          (763,249)          4,139,382            1,532,436
                                                      ---------------     --------------    ---------------    -----------------

(LOSS) INCOME FROM CONTINUING OPERATIONS                 (2,336,170)            643,031        (6,163,018)          (3,292,939)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS               (4,671,130)             73,669        (5,660,212)          (4,533,885)
                                                      ---------------     --------------    ---------------    -----------------
NET (LOSS) INCOME                                  $     (7,007,300)   $        716,700  $    (11,823,230)  $       (7,826,824)
                                                      ===============     ==============    ===============    =================

NET (LOSS) INCOME PER COMMON SHARE - BASIC AND
DILUTED
Continuing operations                              $          (0.22)   $           0.08  $          (0.74)  $            (0.69)
Discontinued operations                                       (0.45)               0.01             (0.67)               (0.96)
                                                      ---------------     --------------    ---------------    -----------------
Total                                              $          (0.67)   $           0.09  $          (1.41)  $            (1.65)
                                                      ===============     ==============    ===============    =================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                  10,395,002          4,929,973          8,363,774            4,750,930
OUTSTANDING                                           ===============     ==============    ===============    =================


    The accompanying notes are an integral part of the financial statements.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 Nine Months Ended September 30,
                                                                            ---------------------------------------
                                                                                 2007                   2006
                                                                            ---------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                 $    (11,823,230)   $            (7,826,824)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Loss from discontinued operations                                           5,660,212                  4,533,885
     Amounts provided by (used in) discontinued operations                       3,203,295                (2,573,171)
     Depreciation and amortization                                                  69,178                     85,893
     Amortization of deferred finance costs                                      1,618,319                    442,179
     Accretion of note discount and other charges                                  419,319                    354,793
     Stock option expense                                                          168,145                     99,689
     Stock issued as compensation                                                       --                     76,922
     Non-employee stock options                                                  1,701,205                         --
     Loss on extinguishment of debt                                                129,853                         --
     Gain on derivative instrument                                               (106,320)                  (961,874)
     Changes in assets and liabilities:
          Accounts receivable                                                    1,602,825                (2,516,236)
          Inventories                                                            1,960,044                    (2,622)
          Other current assets                                                     322,965                  (421,932)
          Customer advance payments                                                     --                    146,778
          Accounts payable and other current liabilities                       (2,151,821)                  1,151,645
                                                                            ---------------     ----------------------
               Net cash provided by (used in) operating activities               2,773,989                (7,410,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition costs                                                                       --                   (35,861)
Payments of FenceMaster obligations                                                     --                  (984,733)
Capital expenditures                                                              (20,342)                         --
Amounts used in discontinued operations                                                 --                  (283,258)
                                                                            ---------------     ----------------------
     Net cash used in investing activities                                        (20,342)                (1,303,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares (net of issuance costs of
$490,658)                                                                        2,124,701                         --
Financing costs                                                                (2,723,840)                         --
Net (payments) borrowings on credit facilities                                 (1,584,753)                  1,253,965
Proceeds from issuance of short-term obligations                                 3,400,000                         --
Repayment of short-term obligations                                              (775,000)                  (187,500)
Repayment of long-term obligations                                               (794,425)                  (217,858)
Amounts (used in) provided by discontinued operations                          (3,183,095)                    653,758
                                                                            ---------------     ----------------------
     Net cash (used in) provided by financing activities                       (3,536,412)                  1,502,365

                                                                            ---------------     ----------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (782,765)                (7,212,362)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     880,515                  7,311,922
                                                                            ---------------     ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $          97,750   $                 99,560
                                                                            ===============     ======================

Supplemental disclosures of cash flows information:
     Cash paid during the period for interest                            $       2,231,632   $                770,618
Non-cash transactions:
     Stock issued as compensation                                        $               -                     20,000
     Stock issued in settlement of debt                                  $         568,109   $                187,500


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

3. Financial Position

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained losses of approximately $31.9 million from its inception on January 16, 2002 through September 30, 2007 and has negative working capital of $14.4 million and is in violation of its debt covenants as of September 30, 2007. If the Company is unable to significantly decrease its losses and obtain additional financing needed for growth and to meet tightened vendor payment terms, its financial resources will not be adequate to satisfy its operating and capital requirements for the next 12 months and will have a material adverse effect on its operations and continuance of business operations.

Corrective actions undertaken by the Company in 2007 to ensure adequate liquidity include:

     Equity Financing
     ----------------
     The Company raised equity financing during the first four months of 2007, netting the Company $1,159,000 on gross proceeds of $2,615,000, after repayment of the December 2006 bridge notes, including accrued interest, totaling $801,000 and a scheduled payment of accrued interest to Laurus of $125,000. An aggregate of 3,736,942 shares of common stock were issued in this effort. The Company is now pursuing a secondary equity offering expected to be completed during the first quarter of 2008.

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

4. Details of Balance Sheet

     The following table sets forth the components of the Company's inventory as of the noted dates:

                            September 30,        December 31,
          INVENTORIES:          2007                 2006
                             (unaudited)
                           -------------         -----------
    Raw material              $ 896,431          $1,814,808
    Work-in-process             178,505             481,858
    Finished goods            1,027,724           1,703,988
    Supplies                     66,156             122,664
                           -------------        -----------
    Total                   $ 2,168,816          $4,123,318
                           =============        ===========

     The following table sets forth the components of the Company's property, plant and equipment as of the noted dates:

                 PROPERTY PLANT AND EQUIPMENT:                 September 30,           December 31,
                                                                   2007                   2006
                                                                (unaudited)
                                                          -----------------     --------------------
Machinery and equipment                                           $450,132                 $395,714
Leasehold improvements                                             180,378                  214,454
Computer equipment                                                 127,069                  127,069
Transportation equipment                                            21,815                   21,815
Furniture and fixtures                                               9,217                    9,217
                                                          -----------------     --------------------
Total                                                              788,611                  768,269
Less accumulated depreciation and
amortization                                                      (374,001)                (304,823)
                                                          -----------------     --------------------
Net property, plant and equipment                                 $414,610                 $463,446
                                                          =================     ====================

5.  Debt

     The following table sets forth the components of the Company's debt at September 30, 2007 and December 31, 2006:

Short Term Debt

                                       September 30,            December 31,
                                           2007                     2006
                                        (unaudited)
                                       ----------------     -----------------
          Revolving Credit Facility        $ 4,403,362            $5,943,115
          Bridge loan payable                1,700,000               775,000
          Laurus term note "A"               1,700,000                    --
          Laurus term note "B"               1,665,343                    --
                                       ----------------     -----------------
          Total                             $9,468,705            $6,718,115
                                       ================     =================


Term Debt, Classified as Current

                                                                  September 30,         December 31,
                                                                      2007                  2006
                                                                  (unaudited)
                                                                 ----------------     ---------------
       EWCO term loan                                                   $     --            $789,933
       Convertible debt (less discount of $716,251 at
       September 30, 2007 and $1,135,570 at December 31, 2006)         4,908,749           4,489,430
       Other                                                               5,809              10,301
                                                                 ----------------     ---------------
       Subtotal                                                        4,914,558           5,289,664

       Less term debt classified as current                          (4,914,558)         (5,287,021)
                                                                 ----------------     ---------------
       Long-term debt                                                   $     --              $2,643
                                                                 ================     ===============

     Annual maturities of long-term debt and capital lease obligations based on the stated terms of the underlying agreements are as follows:

2007                                         $5,630,144
2008                                                665
2009                                                 --
                                            ------------
Total                                        $5,630,809
                                            ============


Laurus Master Credit Agreement

     Tarpon entered into a Master Credit Agreement ("The Agreement") on August 9, 2007, including a revolving credit agreement (Revolver) up to $10,000,000, subject to a borrowing based on capital availability, inventory and reserves, a $1,700,000 term loan (Term Loan A) and a $1,700,000 term loan (Term Loan B). As of September 30, 2007, the Company had no excess availability for borrowing under its revolving credit agreement.

     Term Loan A is payable in equal monthly installments of principal at a fixed monthly amount of $37,500 plus accrued interest until maturity on August 9, 2009, at which time, the remaining unpaid balance and all accrued unpaid interest will be due. Term Loan B is payable as interest only until maturity on August 9, 2008, at which time, the remaining unpaid balance and all accrued unpaid interest will be due. The Revolver will be paid, or drawn upon, as necessary throughout the normal course of business. Interest on the Revolver will be paid monthly based on the daily drawn balance at the contract interest rate, defined below.

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

     The Agreement contains customary covenants that will limit the ability of Company, its subsidiaries, to, among other things, guarantee additional indebtedness, incur indebtedness, create liens, pay dividends, make certain types of investments, enter into transactions with affiliates or enter into any transaction outside the ordinary course of business. The Company was not in violation of any such covenants as of September 30, 2007.

     The Company granted Laurus Master Fund Ltd. a security interest in all of their respective assets including, but not limited to, accounts receivable, inventory, machinery, equipment, general intangibles, stock and deposit accounts. In addition, the Company issued warrants to Laurus Master Fund Ltd. to purchase 2,300,000 shares of the common stock of the Company for an exercise price of $.01 a share and a warrant to purchase 2,300,000 shares of the common stock of Tarpon Industries, Inc. for an exercise price of $.25 a share. The warrants have been valued at $1,629,000 using the Black-Scholes model with an interst rate of 4%, volatility of 70%, zero dividends and expected term of ten years. The total value has been recorded as a deferred finance cost and is being amortized using the effective interest method over the term of the related debt.

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


Convertible Debt

     On December 13, 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus") in connection with the private placement of a convertible term note (the "Note") issued by the Company in the principal amount of $6,000,000 due December 13, 2008 and common stock purchase warrants (the "Warrants"). The Note is collateralized by all present and future assets of Tarpon and its subsidiaries, including the equity interests of EWCO. The Note is payable in equal monthly installments of principal totaling $187,500 commencing on April 1, 2006 through the maturity date and bears interest at prime plus 2% (9.75% at September 30, 2007). As part of the Agreement, the monthly payments of principal and interest, under certain conditions, are convertible into shares of the Company's no par value common stock at a fixed conversion price of $3.27 per share. The Warrants provide for the purchase of up to 390,000 shares of common stock at an exercise price of $3.81 until December 13, 2012.

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

     In connection with this financing, the Company recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature inherent in the instrument. Such discounts are being amortized using the effective interest method over the term of the related debt. The conversion feature itself was deemed to be a derivative under FASB Statement No. 133. The Company estimated the fair value of the conversion feature to be $13,000 as of September 30, 2007 and at December 31, 2006. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,472,000, including warrants to purchase up to 300,000 shares of common stock to Joseph Gunnar and Company, a related party, recorded as deferred financing costs and amortized over the life of the note. The 300,000 warrants were valued at approximately $432,000 using the Black-Scholes model using the same assumptions described above, except for a term of five years. The warrants were deemed to be a derivative instrument as they can be put back to the Company, and, therefore the corresponding liability was marked to market and recorded at a fair value of $1,680 as of September 30, 2007 and $108,000 as of December 31, 2006. The $106,320 decrease in fair value during the nine months ended September 30, 2007 is included in the overall "Gain from derivatives" within the Statement of Operations. These warrants are exercisable through December 13, 2010 at $3.27 per share. Although the stated interest rate of the convertible note is the prime rate plus 2% (9.75% on September 30, 2007), as a result of the aforementioned discounts and fees, the effective interest rate of the Note was estimated to be approximately 41.8% per annum at its inception on December 13, 2005.

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

     On August 17, 2006, Tarpon reached an agreement with the Laurus fund whereby Tarpon would issue 100,000 shares of Tarpon common stock valued at $190,000 ($1.90 per share) to Laurus in exchange for Laurus amending certain provisions of its loan agreement. In addition, Tarpon agreed to award Laurus an additional 100,000 shares contingent on Tarpon completing a successful equity raise (in process as of September 30, 2007). The agreement provided that the loan agreement would be amended such that an event of default with LaSalle Bank Midwest (LaSalle) and/or LaSalle Business Credit (LaSalle) which is not declared as a default by LaSalle, would not give rise to default interest due to Laurus. LaSalle declared the Company in default on October 2, 2006, thus triggering an event of default with Laurus, for which the Company has been accruing default interest on a monthly basis. At the closing of the Master Credit Agreement with Laurus on August 9, 2007, default interest accrued to that date of $1,231,000 was paid with the proceeds of Term Note B. The results of operations for the first nine months of 2007 include $1,101,000 of default interest expense, with $194,000 due to Laurus as of September 30, 2007.

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

     During the period June 18, 2007 to July 5, 2007 Tarpon closed a private placement Bridge Loan offering aggregating $1,700,000 and netting the Company $1,418,000 after payment of fees and commissions. The Bridge Loan Notes carry interest at 12% and are repayable from proceeds of a secondary stock offering anticipated to occur in the first quarter of 2008. In connection with this private placement, 170,000 warrants were issued to designees of the placement agent to purchase common stock of Tarpon at an exercise price of $0.52 and shares were issued to Bridge noteholders at the rate of 1.5 shares of Tarpon common stock for each $1 of loan, for a total of 2,550,000 shares. The Company has estimated the fair value of these warrants to be $72,000 using the Black-Scholes Option Pricing Model with an estimated term of 5 years, risk-free interest rate of 4.72%, dividend yield of 0% and volatility of 70%.

6.  Leases

     Facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense was $66,866 and $206,194 for the three and nine months ended September 30, 2007, respectively. Steelbank's lease with Agellan Capital, which extends to October, 2016 at the rate of $39,000 per month, has been guaranteed by the Company. By agreement, Agellan must seek another tenant or sell the facilities, at which time the Company's obligation will cease.


     The following is a schedule of annual future minimum lease payments under operating leases with remaining non-cancellable lease terms in excess of one year as of September 30, 2007, including the lease with Agellan Capital:

Year                                  Amount
----                             ------------
2007                                 $249,375
2008                                  719,010
2009                                  715,431
2010                                  706,040
2011                                  707,299
Thereafter                          2,650,035
                                 -------------
Total                              $5,747,190
                                 =============

7.   Related Party Transactions

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
                                                   ============     ===============     ============    ================


     During the nine month period ended September 30, 2007, the Company made no cash payments to the former Chairman of the Board, President and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc. Cash payments in 2006 totaled $295,640. As of September 30, 2007, liabilities included $150,000 of advisory fees and expenses due to Bainbridge, included in accounts payable.

     In February 2006, the board of directors agreed to accelerate the payout of the success fees to Bainbridge Advisors, Inc., with final payment made in May of 2006.

     Joseph Gunnar and Company, LLC ("Gunnar") was the lead underwriter in the Company's 2005 initial public offering, and since such time has assisted the Company in various financing transactions. Gunnar customers hold collectively, a significant amount of its common stock. Gunnar is entitled to participate as an outside observer on the Company's board of directors from which it can exercise significant influence over the activities of the Company. For its services for bridge financing in 2004, Gunnar received a cash fee of $200,000 and 100,000 warrants subsequently, increased to 120,890 warrants as a result of certain anti-dilution privileges contained within the Company's warrant agreement. It also received cash payments of $83,500 in 2004. The original warrants had an exercise price of $ 6.25 with a term of 5 years. The revised exercise price was reset to $5.17 as a result of the issuance of additional warrants. The 2004 warrants when issued had a fair market value of $101,966. In exchange for serving as the underwriter for the Company's Initial Public offering (IPO) in 2005, Gunnar received a cash fee of $1,638,750. For its assistance in securing the convertible note financing (Note 5), Gunnar received a cash fee of $600,000 and 300,000 warrants with an exercise price of $3.27 with a fair market value of $432,000. The Gunnar warrants can be put back to the Company, and were deemed to be a derivative instrument and classified as a liability. At September 30, 2007, these warrants were marked to market with a value of $1,680 with the gain on the instrument recorded to gain on derivatives. In connection with the bridge financing in December of 2006, Gunnar received 96,875 warrants with a fair market value of $33,906 and earned additional fees of $78,000. In connection with the equity raise closings in the first quarter of 2007, Gunnar received 439,261 warrants with a fair market value of $252,000 and earned additional fees of $312,598. Gunnar also receives a retainer payable monthly in the amount of $7,500 which expires in December 2007.

     In April, 2007, Gunnar received 27,857 warrants with a fair market value of $14,252 in connection with the private placement completed on April 4, 2007. Additionally, in July of 2007 Gunnar received 170,000 warrants with a fair market value of $72,000 in connection with the bridge financing completed on July 5, 2007.

     The value of warrants issued for bridge loan financing is being amortized over the term of the loans. The value of warrants issued and fees and expenses paid for the private placement have been netted against the gross proceeds.

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


8. Stock Options and Warrants

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

     The following table provides additional information about outstanding warrants at September 30, 2007 categorized by exercise price at date of grant using the Black-Scholes model:


                                                                                                 Weighted
                                                                                                 Average
                                                        Warrants            Expiration            Exercise
       Party                                           Outstanding             Date                Price
       ------------------------------------------    ----------------     ----------------       -----------
       2004 Gunnar - Bridge Financing                       146,521*        12/31/2010        $       1.05**
       2004 Private Placement                             2,681,165*        12/13/2012                0.78**
       2005 Gunner - IPO                                    251,565*        04/05/2009                0.95**
       2005 Gunnar - Laurus
       Convertible Note                                     300,000         04/05/2009                0.91
       2005 Laurus Warrants Associated
       with Convertible Note                                390,000         02/17/2010                3.08
       2006 Bridge Note Holders                             775,000         12/07/2011                0.91
       2006 Gunnar - Bridge Financing                       260,755*        12/07/2011                0.30**
       2007 Gunnar - Private Placement                      276,960*        01/24/2012                0.35**
       2007 Gunnar - Private Placement                      770,204*        03/23/2012                0.40**
       2007 Gunnar - Private Placement                       64,124*          4/4/2012                0.36**
       2007 Gunnar - Bridge Financing                       376,796*         6/26/2012                0.22**
       2007 Laurus Warrants Associated
            with LaSalle refinance                        2,300,000         08/09/2014                0.25
       2007 Laurus Warrants Associated
            with LaSalle refinance                        2,300,000         No expiration             0.01
                                                     ----------------
       Total                                             10,893,090
                                                     ================

   * Increased from original amount due to antidilutive provisions. ** Decreased from original amount due to antidilutive provisions.

9.   Discontinued Operations

     On September 20, 2007, the Company's Steelbank subsidiary filed a Notice of Intention to make a Proposal pursuant to the Bankruptcy & Insolvency Act. A. Farber & Partners Inc. was appointed Interim Receiver by the Ontario superior Court of Justice for the purpose of conducting a sale or liquidation of Steelbank, which has recorded losses totaling in excess of $14 million since its inception. The Company recorded an impairment charge of $4.2 million, which is included in loss from discontinued operations in the third quarter of 2007, in order to adjust its inventory and property, plant and equipment to net realizable value.

     The components of assets of discontinued operations were as follows:


 --------------------------------------------  ----------------  ---------------
                                               September 30,     December 31,
                                               2007              2006
 --------------------------------------------  ----------------  ---------------
 Cash                                          $       103,670   $      495,196
 --------------------------------------------  ----------------  ---------------
 Accounts receivable                                 1,867,807        2,536,776
 --------------------------------------------  ----------------  ---------------
 Inventory                                             625,765        2,636,244
 --------------------------------------------  ----------------  ---------------
 Other current assets                                  119,036           48,675
 --------------------------------------------  ----------------  ---------------
 Property, plant and equipment,net                   1,340,329        4,682,346
 --------------------------------------------  ----------------  ---------------
 Other assets                                               --           70,040
 --------------------------------------------  ----------------  ---------------
                                               $     4,056,607   $   10,469,277
 --------------------------------------------  ================  ===============

The components of liabilities of discontinued operations were as follows:


--------------------------------------------  --------------  ---------------
                                              September       December 31,
                                              30, 2007        2006
--------------------------------------------  --------------  ---------------
Note payable - bank                           $   1,232,737   $    2,860,533
--------------------------------------------  --------------  ---------------
Notes payable - other                                    --          751,307
--------------------------------------------  --------------  ---------------
Accounts payable                                  1,950,708        1,854,472
--------------------------------------------  --------------  ---------------
Accrued expenses                                    165,540          158,382
--------------------------------------------  --------------  ---------------
Accumulated other comprehensive income*             733,366          429,712
--------------------------------------------  --------------  ---------------
Current maturities of long-term debt                                 420,000
--------------------------------------------  --------------  ---------------
                                              $   4,082,351   $    6,474,406
--------------------------------------------  ==============  ===============

*  Reclassified from shareholders' deficit.

Discontinued operations had revenues of $2.6 million and $5.7 and net loss (income) of $4.7 million and $(74,000) for the three months ended September 30, 2007 and 2006, respectively, and revenues of $10.8 million and $17.2 million and net loss of $5.7 million and $4.5 million for the nine months ended September 30, 2007 and 2006, respectively.

10.   Contingencies

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

11.   Income Taxes

     Tarpon has not recognized potential U.S. or Canadian federal tax benefits from its net losses because of the uncertainty regarding its ability to realize future tax benefits of its net operating loss carryforwards. The potential loss carryforward at September 30, 2007 is approximately $19 million under rules established by the Internal Revenue Code, changes in the Company's ownership may adversely effect how the Company is able to utilize these net operating losses. If the Company achieves profitability, the net operating loss carryforwards may be available to offset future income taxes.

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

12.  Subsequent Events

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

Authorized Shares Increased

     On November 14, 2007, the Company held a meeting of the Shareholders for the purpose of approving an amendment to its Articles of Incorporation to increase the number of authorized shares of Common Stock from 30 million to 100 million shares. Shareholders holding 7,384,970 of the shares of Common Stock voted in favor of approving the amendments to the Articles of Incorporation to increase the number of authorized shares, which was sufficient for the approval of the proposal.

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

Tarpon, as guarantor, remains liable to Agellan Capital for the rent on the former Steelbank facilities through the lease expiration on November 2016, unless the facilities are leased to a new tenant or sold by Agellan Capital.

Amendment to Secured Convertible Term Note

     The Company entered into an Omnibus Amendment and Waiver (the "Amendment") with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus"), as of December 21, 2007 to waive certain events of default under that certain Secured Convertible Term Note, dated as of December 13, 2005, (the "Note") and to amend the Note.

     Under the terms of the Amendment, Laurus waived certain events of default by the Tarpon including various defaults on payments, defaults relating to Steelbank Tubular, Inc. and delisting from the American Stock Exchange.

     Several amendments were made to the Note including amendments to the Maturity Date extending the same to August 9, 2009; the rate of interest payable, amending the same to a rate per annum equal to the "prime rate" published in the Wall Street Journal from time to time plus four (4.0%) percent; providing for principal payments of forty thousand ($40,000) dollars on April 1, 2008 and on the first business day of each succeeding month thereafter through the Maturity Date; reducing the Fixed Conversion Price to $.50 per share; and increasing the limitations on conversion to nine point ninety nine (9.99%) percent of the outstanding shares of Common Stock.

Amendment to Bridge Loan Agreement

     The Company entered into an Amendment and Extension Agreement on December 24, 2007, effective as of December 17, 2007, with High Capital Funding, LLC ("HCF") acting as lead investor under the financing agreement dated June 14, 2007 granting Tarpon a three month extension of the maturity date to March 17, 2008 at an interest rate of 13% per annum, as set forth in the original agreement. The amendment also permits the granting by HCF of an additional three month extension if Tarpon has not completed the closing of a secondary equity offering by March 17, 2008 in exchange for additional shares tied to the offering price.


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

Overview of Recent Continuing Operations

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

     Our operations for the first nine months of 2007 reflected a net loss of approximately $6.2 million as compared with a net loss of approximately $3.3 million from continuing operations in 2006.

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


Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

Net Revenues

     Listed in the table below are the net revenues and tonnage shipped for the three months ended September 30, 2007 and 2006:

                                                       2007              2006                     Change
                                                         $                 $                $                %
                                                   --------------    --------------    -------------     -----------
                                                                        (dollars in thousands)
EWCO Tubular..................................           $ 1,457           $ 5,120        $ (3,663)         (71.5%)
EWCO SpaceRak(R)..............................             7,270             9,147          (1,877)         (20.5%)
                                                   --------------    --------------    -------------     -----------
Total.........................................            $8,727           $14,267        $ (5,540)         (38.8%)
                                                   ==============    ==============    =============     ===========

                                                       2007              2006                     Change
                                                       Tons              Tons              Tons              %
                                                   --------------    --------------    -------------    ------------
EWCO Tubular..................................             1,851             5,853          (4,002)         (68.4%)
EWCO SpaceRak(R)..............................             4,890             6,229          (1,339)         (21.5%)
                                                   --------------    --------------    -------------    ------------
Total.........................................             6,741            12,082          (5,341)         (44.2%)
                                                   ==============    ==============    =============    ============

     Net revenue for the third quarter of 2007 decreased approximately 38.8% over the same period in 2006 from $14.3 million to $8.7 million, a result from lower volume on tonnage shipped, which decreased 44.2%.

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

Other Income and Expense

     Other income and expense in the three months ended September 30, 2007 was income in the amount of $156,000 compared with income of $250,000 for the same period in 2006. The Company realized a gain on derivatives in the amount of $58,000 associated with the decreased value of the conversion feature of the Laurus Senior Convertible Term Note in 2007 compared with the gain recorded in 2006 of $269,000. Additionally, miscellaneous income increased by $117,000 in 2007.

Interest Expense

     Net interest expense increased by $2,749,000 to $1,986,000 in the three months ended September 30, 2007 compared with net interest income for the same period in 2006 of $763,000. The change results primarily from the recording of default interest expense in 2007 of $326,000 and the reversal in September, 2006 of default interest accrued during 2006 of approximately $840,000, as well as the reduction in September 2006 of finance cost amortization, recorded as interest, of $849,000, as well as an increase in amortization of deferred finance costs of $1,250,000, due primarily to the costs associated with the bridge financing that was concluded in July, 2007.

Income Taxes

     We have not recognized a potential tax benefit from our net losses, because of the uncertainty regarding our ability to realize future tax benefit of our net operating loss carry forwards. This potential loss carry forward if utilized would be approximately $32 million.

     The Company has not completed its assessment of the impact of FIN 48 and, therefore, will not adjust opening accumulated deficit for the cumulative effects, if any, of applying this interpretation. Such adjustment, expected by the Company to be immaterial, will be reflected in the results of operation for 2007.

Net Loss

     The Company recorded a net loss of $2.3 million from continuing operations for the three months ended September 30, 2007 compared with net income of $643,000 from continuing operations for the three months ended September 30,

2006 as a result of the factors cited above.

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

Other Income and Expense

     Other income and expense in the nine months ended September 30, 2007 was income in the amount of $71,000 compared with income of $918,000 for the same period in 2006. The Company realized a gain on derivatives in the amount of $106,000 associated with the decreased value of the conversion feature of the Laurus Senior Convertible Term Note in 2007 compared with the gain recorded in 2006 of $962,000. Additionally, the Company recorded a loss of $130,000 resulting from the retirement of a portion of the December 2006 bridge debt with common shares.

Interest Expense

     Net interest expense increased by $2,607,000 to $4,139,000 in the first nine months of 2007 compared to $1,532,000 in the first nine months of 2006. The increase is primarily attributable to increases in default interest of $1,101,000 and amortization of deferred finance costs of $1,176,000, due primarily to the costs associated with the bridge financing that was concluded in July, 2007.

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

Liquidity and Capital Resources

     As of September 30, 2007, we had a net working capital deficit of $14,435,000, including cash and cash equivalents of $98,000, accounts receivable of $4,469,000, inventories of $2,169,000 and total current operating liabilities of $21,614,000, including accounts payable of $5,955,000 and other accrued expenses of $1,276,000. Other current liabilities at September 30, 2007 include $4,403,000 outstanding on revolving credit facilities, secured term notes payable to Laurus of $3,365,000, convertible note payable to Laurus of $4,909,000 and bridge notes payable of $1,700,000.

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

     In the nine months ended September 30, 2007,cash was used primarily by (1) $6,163,000 of losses from continuing operations and (2) a $2,152,000 decrease in accounts payable and accrued expenses. Cash was provided by (3) a $1,603,000 decrease in accounts receivable, (4) a $1,960,000 decrease in inventories, (5) a $323,000 decrease in other assets, (6) $69,000 in depreciation and amortization, and (7) $3,931,000 in other non-cash expenses.

Cash Flows From Investing Activities

     The Company's investing activities in the first nine months of 2007 used $20,000 in cash for capital expenditures compared to $1,304,000 for the same period in 2006. The 2006 activities were increased by the payments made relating to FENCEMaster, a former customer, which the Company unsuccessfully attempted to acquire out of bankruptcy in the fourth quarter of 2005. The Company supported FENCEMaster's operations in the fourth quarter of 2005, principally through its trade credit, and maintained a secured position behind Wachovia Bank, FENCEMaster's lender, until the sale of FENCEMaster in December, 2005. Proceeds of the sale returned to the Company in December of 2005, used to pay off the trade indebtedness incurred on behalf of FENCEMaster, totaled $985,000.

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

     The Agreement contains customary covenants that will limit the ability of Company, and it's subsidiaries, to, among other things, guarantee additional indebtedness, incur indebtedness, create liens, pay dividends, make certain types of investments, enter into transactions with affiliates or enter into any transaction outside the ordinary course of business. The Company was not in violation of any such covenants as of September 30, 2007.

     The Company granted Laurus Master Fund Ltd. a security interest in all of their respective assets including, but not limited to, accounts receivable, inventory, machinery, equipment, general intangibles, stock and deposit accounts. In addition, the Company issued warrants to Laurus Master Fund Ltd. to purchase 2,300,000 shares of the common stock of the Company for an exercise price of $.01 a share and a warrant to purchase 2,300,000 shares of the common stock of Tarpon Industries, Inc. for an exercise price of $.25 a share. The warrants have been valued at $1,629,000 using the Black-Scholes model with an interest rate of 4%, volatility of 70%, zero dividends and expected term of ten years. The total value has been recorded as a deferred finance cost and is being amortized using the effective interest method over the term of the related debt.

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

Bridge Notes

     During the period June 18, 2007 to July 5, 2007 Tarpon closed a private placement Bridge Loan offering aggregating $1,700,000 and netting the Company $1,418,000 after payment of fees and commissions. The Bridge Loan Notes carry interest at 12% and are repayable from proceeds of a secondary stock offering anticipated to occur in the 4th quarter of 2007. In connection with this private placement, 170,000 warrants were issued to designees of the placement agent to purchase common stock of Tarpon at an exercise price of $0.52 and shares were issued to Bridge noteholders at the rate of 1.5 shares of Tarpon common stock for each $1 of loan, for a total of 2,550,000 shares. The Company has estimated the fair value of these warrants to be $72,000 using the Black-Scholes Option Pricing Model with an estimated term of 5 years, risk-free interest rate of 4.72%, dividend yield of 0% and volatility of 70%.

     There have been no other material changes outside the ordinary course of business in the contractual obligations disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006 under the caption "Contractual Obligations".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to risks associated with changes in interest rates and commodity prices. We have not used derivative financial instruments for any purpose during the periods shown, except for the convertible debt with Laurus, dated December 13, 2005, including certain warrants issued to Joseph Gunnar and Company (see Note 5. Debt and Note 7. Related Party Transactions).

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

     We are subject to commodity price risk, primarily with respect to purchases of steel. Purchased steel represents the most significant portion of EWCO's cost of goods sold. As a result, fluctuations in the cost of purchased steel, which can be volatile and cyclical in nature, have a significant impact on our margins both positively and negatively.

     Significant changes in the cost of steel products can cause changes in the buying patterns of customers. In a declining market, many customers become conservative, reduce steel purchases and drive down inventories. The opposite tends to occur in a rising market. 2005 was the continuation of the declining steel market that began late in the third quarter of 2004 and bottomed early in the fourth quarter of 2005. Steel prices remained relatively stable in the fourth quarter of 2005 and began trending upward in the first quarter of 2006. It was anticipated that steel imports would begin to have an impact on steel prices late in the first quarter, but this did not occur due to world-wide demand for steel. For the first nine months ended September 30, 2007, steel prices have remained relatively stable.

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


ITEM 4.  CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on their evaluation and review, our principal executive and principal financial officers have concluded that these controls and procedures, as designed and implemented, are not operating effectively. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our third fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we hired additional staff, which will help improve our internal controls over financial reporting.

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

                                           TARPON INDUSTRIES, INC.
                                                    (Registrant)

Dated:  March 24, 2008                          By: /s/ James W. Bradshaw
                                              ------------------------------
                                              James W. Bradshaw
                                              Its:  Chief Executive Officer and
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