Form 10-K
period 2007-12-31
Tarpon Industries, Inc.
filed 2008-03-31
CIK 1303565

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to ___________________

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

   Title of each class                 Name of each exchange on which registered
Common Shares, no par value                      OTC Bulletin Board


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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer and large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]

Smaller Reporting Company [X]


     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Act).                               Yes [ ]  No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked priced of such common equity, as of June 29, 2007: $4,627,247.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 31, 2008, it was 13,343,939.

                             TARPON INDUSTRIES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2007

                                TABLE OF CONTENTS

                                                                                                           PAGE
PART I........................................................................................................4
   ITEM 1.    BUSINESS........................................................................................4
   ITEM 1A.   RISK FACTORS...................................................................................12
   ITEM 1B.   UNRESOLVED STAFF COMMENTS......................................................................22
   ITEM 2.    PROPERTIES.....................................................................................22
   ITEM 3.    LEGAL PROCEEDINGS..............................................................................22
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................23
PART II......................................................................................................24
   ITEM 5.    MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY,  RELATED  SHAREHOLDER  MATTERS  AND  ISSUER
              PURCHASES  OF EQUITY  SECURITIES...............................................................24
   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........26
   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................38
   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........
   ITEM 9A.   CONTROLS AND PROCEDURES........................................................................64
   ITEM 9B.   OTHER INFORMATION..............................................................................66
PART III.....................................................................................................67
   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................67
   ITEM 11.   EXECUTIVE COMPENSATION.........................................................................71
   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND     MANAGEMENT.............................87
   ITEM 13.   CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS...................................................88
   ITEM 14.   PRINCIPAL ACCOUNTANT'S FEES & SERVICES.........................................................89
PART IV......................................................................................................91
   ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.....................................................91


                                     PART I


ITEM 1.  BUSINESS


Introduction

     We manufacture and sell engineered steel storage rack systems and structural and mechanical steel tubing. We were incorporated in Michigan on January 16, 2002 and acquired Eugene Welding Co., or "EWCO," in April 2004. EWCO has two manufacturing facilities in Michigan within 80 miles north of Detroit.

     Our executive offices are located at 2420 Wills Street, Marysville, Michigan 48040. Our telephone number is (810) 364-7421. Our e-mail address is tarponir@tarponind.com and our web site address is http://www.tarponind.com. Information accessed on or through our web site does not constitute part of this report.


Industry Overview

     The steel storage rack systems and steel tubing industries are fragmented, with more than 100 manufacturers in the United States and Canada serving regional markets. Because of the size and weight of structural and mechanical steel tubing, costs of transportation are significant, and it is generally not cost effective to ship these products more than 800 miles from the manufacturing plant. This and customers' short lead-time requirements limit the geographic market for steel tubing manufacturers. Steel storage rack systems can generally be sold to customers over a larger geographic area.


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


     Structural and Mechanical Steel Tubing

     Structural steel tubing, also known as hollow structural sections or "HSS", is processed continuously from hot rolled steel coil, roll formed and welded in line using high frequency welding. The tubing is cut to length by an in-line traveling saw or shear. HSS is manufactured in round, square and rectangular sections in sizes ranging from 1.5 inches square and round through 5 inches round and 4 inches square and associated rectangles and rounds to ASTM A500 Grade B and C specifications. HSS is used as structural members for buildings and structural frames and parts for equipment in a variety of applications and industries. Structural steel tubing provides a high strength-to-weight ratio, uniform strength, torsional rigidity, an aesthetic appearance, cost-effectiveness and recyclability.

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

Our Operations

     We manufacture and sell SpaceRak (R) steel storage rack systems and structural steel tubing at our facilities in Marysville and Marlette, Michigan. EWCO commenced operations in 1954 as a manufacturer of steel products. We manufacture steel storage rack systems, now including selective racks, drive-in/through racks, push back racks, cantilevered racks, archival storage systems and order picking systems used in the home center, retail distribution, public warehouse and commercial and industrial distribution markets. We manufacture structural and mechanical steel tubing in sizes ranging from 1.5 inches round and square to 5.0 inches round and 4.0 inches square, and complementary sizes in rectangular and specialty oval shapes, typically to the structural specification ASTM A500 Grade B and C and the mechanical specification ASTM A513 Grade B. For the twelve month period ending December 31, 2007, SpaceRak (R) systems accounted for approximately 79% of our revenues and tubular products accounted for approximately 21% of our revenues.

Our Business Strategy

     Our business strategy is to focus and build upon our core competencies in the manufacture and distribution of steel storage racks, steel tubing and related products, and to do so efficiently. We see steel storage racks as engineered, non-commodity products with good margins, and we believe we can be a competitive participant in the markets for these products. In the near term, we plan to concentrate on our current geographic market. To the extent feasible, given our need to control our costs and expenses and obtain additional financing, we will look to expand to additional markets.

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

Our Products

     Steel Storage Rack Systems

     Our steel storage rack systems are used for heavy-duty industrial, warehouse and retail storage systems. We manufacture structural and roll-formed steel selective racks, drive-in/through racks, push back racks, cantilevered racks, archival storage systems and order picking systems. The general difference between these products is the manner in which the stored items are accessed. The difference between structural and roll-formed racks is primarily the material from which the product is manufactured. Structural racks use structural beams as their base material, for heavier-duty applications, while roll-formed racks use structural steel tubing.

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

SpaceRak (R) products include the following:

o Selective Rack - Roll Formed: We manufacture this product in five different post cross sections, from 3 inch x 1-5/8 inch to 4 inch x 3 inch, with gauges ranging from 16 gauge to 10 gauge in most shapes. We also manufacture eight different size step beams, ranging from 2-1/4 inch x 2-1/5 inch to 6 inch x 2-1/2 inch rolled in 16 gauge through 11 gauge. We also offer a large quantity of box beams. We also manufacture accessories for pallet rack installation, including special accessories for the retail market. Historically, this rack has generated our largest steel storage rack systems sales.
o Selective Rack - Structural Steel: We can furnish this product with uprights from 3 inch to 4 inch structural channels and beams made from any structural channel, I-beam or wide flange section. It makes a special wide flange upright frame that also uses bolt on beams.
o Drive-in/Drive-through Rack: Using the frames and beams from the selective rack, we design drive-in racks using special arms and rails to hold the pallets.
o Pushback Racks - Roll Formed and Structural Steel: We furnish rolled formed and structural pushback racks. They use a pushback track system purchased from a third party for most of its systems.
o Cantilever Rack - Roll Formed: We have a roll formed cantilever rack that is medium duty and is used for smaller systems and furniture storage applications. We also offer accessories to compliment this product.
o Cantilever Rack - Structural Steel: We have a structural steel cantilever rack that is heavy duty and is used in the lumber industry and retail lumber applications. We offer columns from 6 inches to 16 inches deep that have matching arms welded from 3 inch to 5 inch I-beams and 6 inch and 8 inch wide flanges. We also offer accessories to compliment this product.
o Archival storage system: We use our roll formed storage racks with special decking options and mezzanine decking options to create a multi-level steel storage rack system to store archival records.
o Order Picking Systems: We use our roll formed storage racks with pallet flow and carton flow products. These systems also require a large amount of outside purchased items, including floor decking, safety grating, stairs, and fire baffles.

     Steel Tubing Products

     Our steel tubing products are building blocks for manufacturers of other products. Steel tubing products are used in original equipment manufacturer automotive, boating, industrial equipment, construction, agricultural, steel service center, and leisure and recreational vehicle markets. We manufacture primarily structural steel tubing from plain steel coil.

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

Our Customers

     We market and sell our steel storage rack systems products to customers in the home center industry, retail distribution, public warehouse and commercial and industrial distribution markets and distributors to customers in those markets. During 2007, our ten largest customers represented approximately 68% of our combined net revenues, including Menard, Inc., which represented approximately 36% of our combined net revenues. During 2006, our ten largest customers represented approximately 46% of our combined net revenues, including Menard, Inc., which represented approximately 15% of our combined net revenues. The loss of any of these customers or any significant reduction in their business would have an adverse effect on our business, financial condition and results of operations. We market and sell our steel tubing products to customers in original equipment manufacturer automotive, boating, industrial equipment, construction, agricultural, steel service center, and leisure and recreational vehicle markets.

Our Marketing, Sales and Distribution

     We currently sell our steel storage rack systems and structural and mechanical steel tubing products primarily through our direct sales force. Our steel tubing products are sold through two direct salespersons, our customer service department and independent sales representatives. Our steel storage rack system products are sold through five direct sales persons and customer representatives, independent distributors and independent sales representatives.

Inventory and Backlog

     We generally produce our products to fill specific orders or for forecasted requirements to provide us with some additional flexibility in responding to customer delivery demands. Inventories of our steel storage rack system products are generally a combination of components manufactured by us and components purchased from third parties.

     We do not have a backlog of firm orders. We do not consider any of our backlog orders to be firm, as they generally may be cancelled without penalty.

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

     We currently have five tube mill lines primarily producing structural steel tubing commonly referred to as hollow structural shapes (H.S.S.). The mills are capable of producing product within one half the tolerance specified under ASTM A500 GRADE B and GRADE C tubing. Four of the five tube mills are conventional tube mills. The fifth mill is a form square, weld square mill that tightly controls the physical dimensions of the tube as well as the orientation of the weld seam.

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

     We currently have one step tube mill and five (5) roll form tube mills primarily producing steel storage rack system products. Manufacturing time for an order is typically one week, although complex or large orders may take up to several weeks.


Competition

     Our storage rack systems and structural and mechanical steel tubing products are generally manufactured according to standard industry specifications. Substantially similar products are available from a number of manufacturers. As a result, we are subject to significant competition, principally based on price and secondarily based on how closely the product conforms to specifications, product availability, delivery and service. Some of our competitors are larger than we are, have larger product lines, have more diversified businesses, have well-established reputations and customer relationships and have greater financial, engineering, manufacturing, marketing, distribution and management resources than we do; and therefore, are able to buy steel in larger quantities and are more able to engage in price competition.

     Because of the size and weight of structural and mechanical steel tubing and the resulting costs of transportation and price competition, it is generally not cost effective to ship these products more than 800 miles from the manufacturing plant. This and customers' short lead-time requirements create geographic limits for steel tubing products and limits competition to manufacture in our geographic area. Steel storage rack systems can generally be sold to customers over a larger geographic area.

     Our competitors may be more successful than we are in manufacturing and marketing their products, may be able to take advantage of the significant time and effort we invest in engineering and system design services for steel storage rack systems and may be better able to endure business downturns or periods of declining prices of steel tubing and steel storage rack systems products. We believe that some competitors reduce their prices and gross profits from time to time to obtain or maintain market share. We also believe that our manufacturing costs are higher than some of our competitors. As a result, our competitors may be more willing or better able to engage in price competition.

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

     Our more significant competitors for structural and mechanical steel tubing are United States and Canadian manufacturers located within 800 miles of our manufacturing facilities, including Atlas Tube, Inc., Bull Moose Tube Company, Levitt Tube Company, Lockjoint Tube, Inc., Sterling Pipe and Tube, Inc., Hanna Steel Corporation, Independence Tube Corporation, Allied Tube and Conduit, a division of Tyco International Limited Company, Maverick Tube Corporation, Wheatland Tube Company, Welded Tube of Canada Limited, and James Steel & Tube Company.

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

     We also use structural materials in the manufacture of our steel storage rack systems, such as angle iron, I-beams, and flange beams. We generally purchase items that we use in larger volumes directly from three steel mills to obtain the best price and quality, subject to product availability and freight costs.

     In 2007, we purchased approximately 24% of our steel coil from four suppliers. We are currently on cash terms and also have payment plans with a number of our steel suppliers. While we believe steel coil is generally available from a number of suppliers, the loss of any of our present suppliers, interruption of production at one or more of these suppliers or any other disruption in the supply of steel coil from these suppliers could impair our ability to manufacture our products or require us to pay higher prices to obtain steel coil from other sources. We do not intend to maintain significant inventories of steel coil. Therefore, we might incur delays in meeting delivery deadlines if a particular supplier is unable or unwilling to meet our requirements.

     The cost of steel, the single most significant component of our cost of sales, represented approximately 58% of our net revenues in 2007. As a result, the steel industry, which is highly volatile and cyclical in nature, materially affects our business. Steel is a global commodity, with its price based on worldwide supply and demand. Numerous factors, most of which are beyond our control, drive the cycles of the steel industry and influence steel prices. The average cost per ton of our base steel coil purchased in the years ended December 31, 2007 and 2006 was $558 and $612, respectively.

     Steel prices for our base steel coil declined throughout most of 2005, then stabilized in the fourth quarter of 2005. This deterioration in the U.S. markets with declines in shipments, consumption, and production were due largely to excess inventories at both distributors and original equipment manufactures. Less robust economic growth and weakness in the automotive sector also contributed to the declines. Prices firmed starting in September 2005 and continued to increase gradually throughout 2006 before tapering off in November of 2006. Prices remained fairly stable during 2007. We anticipate increasing steel costs throughout 2008.

Trademark and Domain Names

     We have registered the trademark SpaceRak (R) in the United States. We believe that SpaceRak (R) is recognizable in the industry and might be important to our steel storage rack systems business.

     We maintain web sites at www.tarponindustries.net and www.tarponind.com. We also maintain web sites at www.SpaceRak.net and www.ewco.net.


Environmental, Health and Safety Regulation

     Our business is subject to numerous state and federal laws and regulations concerning environmental, health and safety matters, including those relating to air emissions, wastewater discharges, storm water drainage, and the generation, handling, storage, transportation, treatment and disposal of hazardous materials. Violations of such laws and regulations could lead to substantial fines and penalties. Also, there are risks of substantial costs and liabilities relating to the investigation and remediation of past or present contamination, at current or former properties used or owned by us and at third-party disposal sites, regardless of fault or the legality of the original activities that led to such contamination.

     On January 19, 2006, the Michigan Occupational Safety and Health Administration (MIOSHA) performed an inspection of our facilities to identify any violations of the General Industry Safety Standards. On February 7, 2006, an exit interview was held with the inspector, at which time the State identified nineteen "Serious" violations and fourteen "Other Than Serious" violations. On April 27, 2006 formal notification was received from the State of Michigan outlining proposed penalties totaling $13,650. The various citations were subsequently addressed by the Company, which supplied the necessary documentation to the State of Michigan, resulting in a reduction of penalties to a total of $6,825, paid by the Company on May 17, 2006. On June 5, 2006 the Company received notification from the State of Michigan that all violations had been satisfactorily abated and the investigation was closed.

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

Insurance

     Actual or claimed defects in our products could give rise to products liability claims against us. We might be sued because of injury or death, property damage, loss of production or suspension of operations resulting from actual or claimed defects in our products. We maintain products liability insurance with a liability limit of $5,000,000.

Employees

     As of December 31, 2007, the Company employed a total of approximately 154 full-time individuals, with Tarpon employing seven and EWCO employing 147. Of the total, 124 were involved with production and the remaining 30 were executive and administrative personnel.

     Our future performance depends on the continued service of our key sales, production and senior management personnel and consultants.

     Approximately  124  employees  are  covered  by  a  collective   bargaining
agreement with the International Brotherhood of Teamsters that expires on October 15, 2009. The Teamsters have represented employees at the Marysville facility since 1967 and employees at the Marlette facility since 2000. We believe our employee relations are good.

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

     Our current Web sites are http://www.tarponindustries.net and http://www.tarponind.com. We will make available free of charge on or through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will voluntarily provide electronic or paper copies of our filings free of charge upon request.


ITEM 1A. RISK FACTORS

You should carefully consider the specific factors listed below. If any of the following risks actually occur, our business, financial condition or results of operations could be adversely affected. In such case, you may lose all or part of any investment in our securities.

     Risks Relating to Our Business

     We are dependent on planned additional financing for our survival

     If we are unable to generate adequate funds from operations or raise additional funds, we will not be able to repay our existing debt, including the notes offered hereby or fund our operations, which may cease.

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

     The Company is seeking to consummate additional financing and, if it fails to do so, it will be required to wind down its operations.

     We have a history of losses, a lack of liquidity and current cash resources. As a result, we may not be able to continue as a going concern.

     From our inception on January 16, 2002 through December 31, 2007, we have incurred cumulative net losses of approximately $33 million. We have funded such losses and a portion of our business acquisition costs through equity investments, credit facilities and through the proceeds of our initial public offering and subsequent private offerings.

     Based on our current business plan, we believe that our existing cash resources will not be sufficient to sustain operations or to meet our debt servicing requirements without additional financing. We are planning a public offering of our equity securities in order to fund our operations and provide financial stability, but there can be no assurance of the success, timing or net proceeds of the same.


     Management's plans, in addition to obtaining additional financing, include continued cost reduction efforts, improved receivables and inventory management, improving of operating margins, and continuing the development of additional customers and markets through its sales initiatives.

     Corrective actions undertaken by the Company in 2007 to improve liquidity include:

     Equity Financing

     The Company raised equity financing during the first four months of 2007, netting the Company $1,159,000 on gross proceeds of $2,615,000, after repayment of the December 2006 bridge notes, including accrued interest, totaling $801,000 and a scheduled payment of accrued interest to Laurus of $125,000. An aggregate of 3,736,942 shares of common stock were issued in this effort. The Company is now pursuing a secondary equity offering expected to be completed by September 2008.

Closing of Steelbank

     On September 20, 2007, the Company's Steelbank subsidiary filed a Notice of Intention to make a Proposal pursuant to the Bankruptcy & Insolvency Act in Canada. A. Farber & Partners Inc. was appointed Interim Receiver by the Ontario Superior Court of Justice for the purpose of conducting a sale or liquidation of Steelbank, which has sustained losses totaling in excess of $14 million since its inception. Operations were ceased during the fourth quarter of 2007 and the full liquidation of Steelbank's assets was completed by December 31, 2007. Additional obligations, if any, are anticipated to be immaterial.

     Operations and Marketing Efforts

     We added Patrick Peplowski, Vice President of Sales and Marketing, and Doug Edwards, Vice President Operations - SpaceRak, to our management team in the fourth quarter of 2007, in hopes of expanding our customer base and improving operating efficiencies.

     We plan to continue the emphasis on our racking business through Eugene Welding Company's SpaceRak division, with the expectations that our value-added solutions should lead to improved gross margins, while continuing to control our SG&A expenses.

     There can be no assurance that we will be able to achieve our business plan objectives or that we will be able to generate cash flows from our operations. If we are unable to generate adequate funds from its operations or raise additional funds we may not be able to repay our existing debt or fund our operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     If we are unable to generate adequate funds from operations or raise additional funds, we will not be able to repay our existing debt or fund our operations, which may cease.

     Our level of indebtedness materially affects our operations and even our survival.

     As of December 31, 2007 our total consolidated indebtedness for borrowed money, including current maturities, was approximately $14.1 million. Subject to the limits on our credit facilities, we may incur additional debt in the future. Our level of indebtedness and the debt servicing costs associated with that indebtedness will require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes. In addition, a material default in our indebtedness could result in the failure of our business.

     Our high level of debt and debt service obligations:

o Limits our ability to obtain additional financing for working capital or acquisitions;

o Reduces the amount of funds available to finance our operations, capital expenditures and activities;

o Increases our vulnerability to economic downturns and industry conditions, including increased competition; and place us at a disadvantage when compared to our competitors.

     Covenant restrictions in our credit facilities may limit our ability to operate our business and, if we do not comply with them, may prevent us from borrowing under those facilities and may require us to seek to refinance our loans or to liquidate.

     Our senior banking arrangement with Laurus Master Fund may significantly limit the availability of funds for our present and future operations.


     In August 2007, we entered into a banking arrangement with Laurus Master Fund, Ltd., which until that time had been only the holder of our subordinated debt. The purpose of the banking arrangement is to provide us with working capital, i.e. liquidity to purchase inventory, pay labor and generate accounts receivable. The new banking arrangement is structured based upon a borrowing base composed of a certain percentage of our eligible accounts receivable and a certain percentage of our inventory. Under the arrangement, accounts receivable may be deemed ineligible if there is an undue concentration in one or more customers, or for reasons related to the financial strength of the account debtor, and excluded from the borrowing base. In addition, Laurus can, and has, created reserves against the borrowing base, which further diminishes the capacity we have to obtain working capital. Since we have experienced some reduction in sales by EWCO and have disposed of out Steelbank subsidiary, the borrowing base has been shrinking. As a consequence, we are limited in the amount of working capital available to us under this arrangement. This, in turn, limits our growth since we are limited in the amount of inventory we can purchase and convert into accounts receivable. This may adversely affect our ability to maintain and grow our sales and, absent funding from another source, such as the net proceeds from the proposed public offering of our securities, or purchase order financing, may result in our company not having sufficient funds to continue to conduct its operations.

     Tarpon has a convertible term note held by Laurus which is secured by certain assets of Tarpon and its subsidiaries and the equity interests of Tarpon's subsidiaries. As long as 25% of the principal amount of the note is outstanding, Tarpon is, without the prior written consent of Laurus, prevented from declaring or paying dividends, issuing or redeeming certain types of preferred stock and equity, materially altering or reorganizing the business, incurring, assuming, guaranteeing or canceling any additional indebtedness
(exclusive of certain trade debt, debt incurred to finance the purchase of equipment, financing incurred to replace debt on terms no less favorable than the debt being replaced and other debt not considered to have a material impact on the balance sheet). It also provides Laurus with a first right of refusal to provide additional financing to Tarpon or any of its subsidiaries subject to certain terms and conditions.

     We  are  operating   under  a  waiver  from  Laurus  with  respect  to  our
subordinated convertible debt.

     We have obtained a waiver from Laurus as to certain issues related to our subordinated convertible debt which expires September 30, 2008, unless the Company secures at least $5.0 million in equity financing by that date. If the Company fails to secure such financing by September 30, 2008, Laurus may have the right to accelerate all of our indebtedness to it and to take control of our business, in which event we may be unable to meet our obligations or continue our operations.

     Our internal financial reporting procedures are not in compliance with the requirements of the Sarbanes-Oxley Act anticipated to become effective for the current fiscal year.

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on their evaluation and review, our principal executive and principal financial officers have concluded that our controls and procedures over financial reporting, as designed and implemented, are not operating effectively.

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

     A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses noted are as follows:

     A lack of formalized accounting policies and procedures, including written procedures for monthly, quarterly and annual closing of financial books and records.

     Insufficient resources to adequately complete the process of documenting, testing, and evaluating our internal controls over financial reporting as required by the Sarbanes-Oxley Act.

     Insufficient process to ensure that quarterly and annual consolidated financial statements adequately disclose information required by Generally Accepted Accounting Principles (GAAP).

     A lack of adequate processes to identify and ensure that non-standard journal entries are subject to an appropriate level of review.

     Insufficient process to ensure that all required SEC filings are made.

     An inability to make required SEC filings in a timely manner.

     A lack of communication or monitoring by management or the board of directors in relation to controls or expectations related to fraud.

     A lack of controls over the authorization, issuance and recording of equity transactions and an overall lack of knowledge of the related accounting considerations, initially resulting in errors, which were corrected in the audit process.

     Insufficient familiarity with historical accounting entries as a result of continued turnover in key positions within the accounting department.

     A lack of periodic reviews over account reconciliations.

     The Company is required to comply with the provisions of Sections 302, 906 and 404 of the Sarbanes-Oxley Act. Section 404 requires the Company to document, test, and evaluate its internal controls over financial reporting and have its independent auditor conduct an evaluation of and report on management's evaluation process in the near future. In addition, we are required to report on the effectiveness of internal controls. All material weaknesses identified in this process are required to be disclosed in the Company's reporting with the Securities and Exchange Commission (SEC). Our experience with this documentation, testing and audit process has identified that significant resources are required to complete this exercise and considerable costs are incurred. We do no believe that the Company currently has the resources to adequately complete this process which could result in a failure to file the appropriate reports with the SEC.

     As a public Company, we have significant requirements for enhanced financial reporting and internal controls. We are taking steps to put in place internal controls concerning accounting entries and adjustments, with full documentation, which are responsive to issues raised by our independent auditors, and, as of this time, we have made progress on these points We are in the initial planning phase of upgrading our information technology systems. We expect these steps to be completed by December 31, 2008, but it is possible that they might not be completed by then.

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

     Rising interest rates have a substantial impact on our interest expense under our working capital loans which adversely impacts our ability to make our debt payments.

     Interest under our existing and proposed working capital facilities and convertible note accrues at fluctuating rates. Rising interest rates could have a substantial impact on our interest expense and will impact our ability to make our debt payments. As of December 31, 2007, each 1% increase in prime rates would result in an approximate increase of $128,000 in our yearly interest expense under such facilities, assuming borrowings are at the maximum permitted amounts.

     If we are unable to retain our key personnel, and attract additional key personnel, our ability to operate our businesses will be adversely impacted.

     Our present and future performance depends on the continued service of our key sales, production and senior management personnel and consultants. Our key employees include James W. Bradshaw, our Chief Executive Officer, Patrick J. Hook, our President and Chief Operating Officer, Joseph Lendo, our Chief Financial Officer and Patrick G. Peplowski, our Executive Vice President of Sales and Marketing. The loss of the services of any of these individuals or entities could have an adverse effect on us. We do not maintain any significant key man life insurance on any of our key personnel.

     Our tube products are viewed as commodities and our rack products have commodity aspects, and both are subject to intense competition based principally on price, and we may not be able to compete effectively with companies with greater financial resources.

     Our structural and mechanical steel tubing products are commodities and our custom racking products have commodity aspects, although they include design and engineering features. As a result, we are subject to intense competition, principally based on price and secondarily based on how closely the product conforms to specifications, product availability, delivery and service. Some of our competitors are larger than we are, have larger product lines, have more diversified businesses, have well-established reputations and customer relationships and have greater financial, engineering, manufacturing, marketing, distribution and management resources than we do and are more able to engage in price competition. As a result, our inability to compete effectively against companies with greater resources may negatively impact our product sales and revenue growth.

We have a concentration of customers which could negatively impact our operations if we were to lose a significant customer.

     During 2007, our ten largest customers represented approximately 68% of our combined net revenues, including Menard, Inc., which represented approximately 36% of our combined net revenues. During 2006, our ten largest customers represented approximately 46% of our combined net revenues, including Menard, Inc., which represented approximately 15% of our combined net revenues. The loss of any of these customers or any significant reduction in their business would have an adverse effect on our business, financial condition and results of operations.

     Our products have limited geographic markets, which may adversely affect our ability to grow our sales.

     Because of the size and weight of structural and mechanical steel tubing and the resulting costs of transportation and price competition, it is generally not cost effective to ship these products more than 800 miles from the manufacturing plant. This and customers' short lead-time requirements limit the market for our steel tubing products and our ability to grow sales. Our racking products have a larger geographic market area, but the same is also subject to physical limits.

     The volatile nature of steel prices has and could adversely affect our sales and operating profits.

     The cost of steel, which is the single largest cost for manufacturing our products, represented approximately 62% of Company revenues in 2006 and approximately 58% in 2007. As a result, steel prices, which are highly volatile and cyclical in nature, materially affect our business. Changes in steel prices have a significant impact on the margins of our products. While we attempt to recover any increase in steel costs by increasing the price of our products, increases in the prices of our products might not fully compensate for steel price increases and can lag behind increases in steel prices, adversely affecting our gross profit margins. Due to inventory carrying costs and general market dynamics, decreases in steel costs have historically resulted in reduction of volume and gross profit margins. Steel prices for our base steel coil remained fairly stable during 2007, but are expected to increase during 2008.

     We are dependent on a few suppliers for a significant portion of our steel, so interruption of that supply could impair our ability to manufacture our products or require us to pay higher prices to obtain steel.

     During 2007, we purchased approximately 24% in dollar value of our steel from four suppliers. We are currently operating on cash terms and also have payment plans with a number of our steel suppliers. While we believe steel is generally available from a number of suppliers, the loss of any of our present suppliers, interruption of production at one or more of these suppliers or any other disruption in the supply of steel from these suppliers could impair our ability to manufacture our products or require us to pay higher prices to obtain steel from other sources. We do not intend to maintain significant inventories of steel.

     A majority of our employees are covered by collective bargaining agreements that could subject us to additional labor costs or strikes.

     As of December 31, 2007, approximately 124 employees are covered by a collective bargaining agreement with the International Brotherhood of Teamsters, which expires in October 2009. We believe our relations with these employees are good. However, such collective bargaining agreements could negatively impact business operations during a strike or work stoppage event.

     We are dependent on third parties to transport our products, so their failure to transport our products could adversely affect our earnings, sales and geographic market.

     We use third parties for the majority of our shipping and transportation needs. If these parties fail to deliver our products in a timely fashion, including due to lack of available trucks or drivers, labor stoppages, or if there is an increase in transportation costs, including due to increased fuel costs, it would have a material adverse effect on our earnings and could reduce our sales and geographic market.

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

     We currently have an internal and direct sales force of seven people. Our sales force accounted for a substantial majority of the Company's sales for the year ended December 31, 2007. Therefore, the loss of any of our sales employees may have an adverse effect on our business, financial condition and results of operations.

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

     Actual or claimed defects in our products could give rise to product liability claims against us. We might be sued because of injury or death, property damage, loss of production or suspension of operations resulting from actual or claimed defects in our products. Regardless of whether we are ultimately determined to be liable, we might incur significant legal expenses not covered by insurance. In addition, products liability litigation could damage our reputation and impair our ability to market our products. Litigation could also impair our ability to retain products liability insurance or make our insurance more expensive. We have product liability insurance with a liability limit of $5,000,000. We could incur product liability claims in excess of our insurance coverage or that are subject to substantial deductibles, or we may incur uninsured product liability costs. If we are subject to an uninsured or inadequately insured products liability claim based on our products, our business, financial condition and results of operations would be adversely affected.

     Environmental, health and safety laws regulating the operation of our business could increase the costs of producing our products and expose us to environmental claims.

     Our business is subject to numerous state and federal laws and regulations concerning environmental, health and safety matters, including those relating to air emissions, wastewater discharges and the generation, handling, storage, transportation, treatment and disposal of hazardous materials. Violations of such laws and regulations could lead to substantial fines and penalties. Also, there are risks of substantial costs and liabilities relating to the investigation and remediation of past or present contamination, at current or former properties used or owned by us and at third-party disposal sites, regardless of fault or the legality of the original activities that led to such contamination. Moreover, future developments, such as changes in laws and regulations, more stringent enforcement or interpretation of laws and regulations, and claims for property damage or personal injury would cause us to incur substantial losses or expenditures. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws, regulations, enforcement proceedings or private claims might have a material adverse effect on our business, results of operations and financial condition.

     Risks Relating to Our Common Stock

     Our Common Stock was delisted by the American Stock Exchange and is now traded on the Over the Counter Bulletin Board, which could adversely affect the price of our common stock.

     The American Stock Exchange delisted our Common Stock in November 2007, and the Common Stock is now traded on the OTC:BB under the symbol "TPOS".
Accordingly, an investor could find it more difficult to dispose of our securities or to obtain accurate market quotations for them. Our Common Stock has become subject to Rule 15g9, under the Securities Exchange Act of 1934, which imposes sales practice requirements on broker-dealers that sell "penny stock" securities to persons other than established customers and accredited investors. Application of this rule could adversely affect the ability, willingness or both of broker-dealers to sell our securities.

     The market price of our Common Stock has fluctuated significantly and there is presently not a significant trading market for the Common Stock.

     The market price of our Common Stock has been volatile and has been trading at historical low prices. There is currently not a significant trading market for the Common Stock on the OTC:BB, and holders of our Common Stock might find it difficult to sell their Common Stock. Also, changes in our business, our results of operations, our financial condition, our industry, the economy, stock markets in general and trading in our stock in particular could cause the market price of our shares to fluctuate substantially.

     The market price of our Common Stock may be depressed by shares eligible for future sale, shares reserved for future issuance upon the exercise of options and warrants and registration rights we have granted.

     Future sales of substantial amounts of Common Stock in the public market or the perception that such sales may occur could adversely affect the market price of the Common Stock. As of March 31, 2008, there are 13,343,939 shares of Common Stock outstanding. Warrants and optional convertible note shares to purchase an aggregate of 20,555,601 shares of Common Stock were then outstanding and options to purchase a total of 709,500 shares of Common Stock are granted under our option plan. Our outstanding Common Stock and the Common Stock underlying these warrants, convertible securities and options are either now eligible for sale under Rule 144 or will be eligible beginning at varying times in the future. All of the above represents a significant overhang on the trading market for our Common Stock and may serve to depress the trading price of our Common Stock.

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


ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

     As of December 31, 2007, the Company's facilities are set forth in the following table:

                                 Square                               Own /
Location                         footage            Purpose           Lease
--------                         -------            -------           -----
Marysville, Michigan             200,000  *       Manufacturing       Lease
Marlette, Michigan                40,000          Manufacturing       Lease

     * Includes approximately 7,000 square feet of offices.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

     Our common shares have traded on the Over The Counter  Bulletin  Board (OTC
BB) under the trading symbol "TPOS" since November of 2007. Prior to November of 2007, our common shares traded on the American Stock Exchange under the trading symbol "TPO". There was no public trading market for our common shares before February 14, 2005. The following table sets forth, for the periods indicated, the high and low sales prices for our common shares as reported by the Over The Counter Bulletin Board and the American Stock Exchange for the indicated periods:

Fiscal Year Ended December 31, 2007                   High           Low
-------------------------------------------       ----------      ---------
First Quarter..............................      $    1.15       $    0.67
Second Quarter.............................      $    0.83       $    0.40
Third Quarter..............................      $    0.51       $    0.18
Fourth Quarter.............................      $    0.25       $    0.10


Fiscal Year Ended December 31, 2006                  High            Low
-------------------------------------------      ---------       --------
First Quarter .............................      $    3.25       $   2.05
Second Quarter.............................      $    2.96       $   1.24
Third Quarter..............................      $    2.35       $   1.10
Fourth Quarter.............................      $    1.29       $   0.75

     As of March 31, 2008, we had 13,343,939 shares issued and outstanding, held by 144 shareholders of record.

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

Recent Sales of Unregistered Securities

     1. During the period January 1, 2007 through April 6, 2007, we conducted a private placement offering of common shares, for which Joseph Gunnar & Co., LLC was our placement agent. Our net proceeds, after deducting offering-related expenses of $490,658, were $2,124,701. A total of 3,736,942 common shares was issued during this private placement.

     2. During the period June 14, 2007 to July 5, 2007 we closed a private placement Bridge Loan offering, under a Financing Agreement dated June 14, 2007, with High Capital Funding, LLC ("HCF") acting as lead investor, aggregating $1,700,000 and netting the Company $1,418,000 after payment of fees and commissions. The Bridge Loan Notes carry interest at 12% and are payable from proceeds of a secondary stock offering anticipated to occur in the second quarter of 2008. In connection with this private placement, 170,000 warrants were issued to designees of the placement agent to purchase common stock of Tarpon at an exercise price of $0.52 and shares were issued to Bridge note holders at the rate of 1.5 shares of Tarpon common stock for each $1 of loan, for a total of 2,550,000 shares. We estimated the fair value of these warrants to be $72,000 using the Black-Scholes Option Pricing Model with an estimated term of 5 years, risk-free interest rate of 4.72%, dividend yield of 0% and volatility of 70%.

     The Company entered into an Amendment and Extension Agreement on December 24, 2007, effective as of December 17, 2007, with High Capital Funding, LLC ("HCF") acting as lead investor to the financing agreement dated June 14, 2007 granting Tarpon a three month extension of the maturity date to March 17, 2008 at an interest rate of 13% per annum, as set forth in the original agreement. The amendment also permits the granting by HCF of an additional three one month extensions if Tarpon has not completed the closing of a secondary equity offering by March 17, 2008 in exchange for additional shares tied to the offering price. The Company has since extended an additional month until April 17, 2008.

Equity Compensation Plan Information

     The following information is provided as of December 31, 2007 with respect to compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

----------------------------------------------------------------------------------------------------------------
                                        (a)                      (b)                       (c)
                                      Number of                                     Number of securities
                                  securities to be                                 remaining available for
                                     issued upon            Weighted-average        future issuance under
                                     exercise of             exercise price          equity compensation
                                     outstanding             of outstanding           plans (excluding
                                  options, warrants         options warrants       securities reflected in
Plan category                        and rights                and rights                column (a)
Equity compensation
plans approved by
security holders (1)                         709,500     $        1.15                       290,500
Equity compensation
plans not approved by
security holders (2)                      10,893,089     $        0.54                            --
Total                                     11,602,589                                         290,500

     (1) This equity compensation is under the 2004 Stock Option Plan and after giving effect to options approved in 2004, but granted effective February 17, 2005.

     (2) These plans consist of (a) warrants to purchase an aggregate of 2,681,165 common shares at a weighted average exercise price of $0.78 a share until August 16, 2010 issued to 29 participants in our 2004 note financing in February, March and April 2004 and adjusted per their anti-dilution provision, (b) warrants to purchase an aggregate of 146,521 common shares at an exercise price of $1.05 a share until August 16, 2010 issued to 16 designees of the placement agent in our 2004 note financing in April 2004 and adjusted per their anti-dilution provision, (c) warrants to purchase 251,565 common shares at an exercise price of $0.95 a share until February 14, 2010 issued to 12 designees of the underwriters in our initial public offering of common shares in February 2005 and adjusted per their anti-dilution provision, (d) warrants to purchase an aggregate of 300,000 common shares at an exercise price of $0.91 a share until December 13, 2010 issued to 8 designees of the placement agent in our December 2005 note financing, (e) warrants to purchase an aggregate of 390,000 common shares at an exercise price of $3.08 a share until December 13, 2012 issued to 1 designee in our December 2005 note financing, (e) warrants to purchase 775,000 common shares at an exercise price of $0.91 a share to the 13 holders of bridge notes in connection with our December 7, 2006 bridge note financing, (f) warrants to purchase 260,755 common shares at an exercise price of $0.30 a share to 11 designees of the placement agent in our December 7, 2006 bridge note financing, (g) warrants to purchase 276,960 common shares at an exercise price of $0.35 to designees of the placement agent in our private placement closing on January 24, 2007, (h) warrants to purchase 770,204 common shares at an exercise price of $0.40 to designees of the placement agent in our private placement closing on March 21, 2007, (i) warrants to purchase 64,124 common shares at an exercise price of $0.36 to designees of the placement agent in our private placement closing on April 6, 2007, (j) warrants to purchase 231,629 common shares at an exercise price of $0.23 to designees of the placement agent in our bridge loan closing on June 20, 2007, (k) warrants to purchase 145,166 common shares at an exercise price of $0.21 to designees of the placement agent in our bridge loan closing on July 2, 2007, (l) warrants to purchase 2,300,000 common shares at an exercise price of $0.01 to Laurus in connection with its refinance of the LaSalle debt on August 9, 2007 and (m) warrant to purchase 2,300,000 common shares at an exercise price of $0.25 to Laurus in connection with its refinance of the LaSalle debt on August 9, 2007. Some warrants are subject to anti-dilution adjustments. The exercise prices of these warrants were at or above the fair market value of the underlying common shares on the date of grant, except for the Laurus warrants in items (l) and (m) above. At the time these options are exercised, the option holder must pay the full option price for all shares purchased in cash or by a cashless exercise in which we withhold shares with a fair value equal to the exercise price. The warrants may be assigned, but we are required to be notified of the assignment.


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

Overview

     We were incorporated in January 2002. We acquired our EWCO subsidiary in 2004. We acquired Steelbank in 2004 and Steelbank acquired Haines Raod in 2005 (see note 3, "Discontinued Operations"). In February 2005, we completed an initial public offering for our common shares.

     Since our inception, we have had continuing losses, aggregating approximately $33 million through December 31, 2007. We have funded such losses and a portion of our acquisition costs through equity investments, loans and the proceeds of our initial public offering. Our total consolidated indebtedness for borrowed money was approximately $14.1 million as of December 31, 2007. Our level of indebtedness and the debt servicing costs associated with that indebtedness require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes.

     For the year ended December 31, 2007, our auditors have issued an opinion with a "going concern" modification. Their modification is based upon, among other things, the losses that we have incurred since inception and concerns about our ability to have sufficient liquidity to continue operations for the next 12 months. If we are unable to reduce or eliminate continued losses and obtain additional financing, our financial resources may not be adequate to satisfy our operating and capital requirements for the next 12 months. In addition, if we are unable to raise additional capital, our financial resources will not be adequate to satisfy our operating and capital requirements for the next 12 months. Our failure to generate sufficient revenues, achieve our business objectives or raise additional funds, will have a material adverse effect on our results of operations, cash flows and financial position, including our ability to continue as a going concern. This situation is more fully discussed under the heading Liquidity and Capital Resources below.

     Despite our history of losses and related issues, our steel storage rack business continues to perform profitably. We plan to concentrate our efforts on expanding this area of our business, which is in a fragmented industry. We see steel storage racks as engineered, non-commodity products with good margins, and we believe we can be a competitive participant in the markets for these products.

Summary of Recent Operations

     On a consolidated basis, we generated net revenues of approximately $35.4 million in 2007 as compared with $53.6 million in 2006, a decrease of approximately 34%. The decrease in revenue of $18.2 million in 2007 was primarily attributable to the continued weakness in the tubing market, elimination of high volume contracts which had very low margins and a disruption of normal business operations during the change of senior lenders.

     Our operations in 2007 reflected a net loss from continuing operations of approximately $8.4 million as compared with a net loss from continuing operations of approximately $4.6 million in 2006.

     The financial results for 2007 compared to 2006 were disappointing, in that our emphasis on reduced manufacturing costs and improved pricing controls resulted in net profitability at EWCO's SpaceRak division, while our tubing business at EWCO failed to show such improvements, due primarily to market and competitive factors.

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

Results of Operations

Tarpon Industries, Inc.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenues

     Listed in the tables below are the net revenues and tonnage shipped during 2007 and 2006:


                                          2007             2006                    Change
                                            $               $                $               %
                                      --------------   -------------    ------------    -------------
                                                          (dollars in thousands)
EWCO Tubular....................      $      7,354       $   19,424     $ (12,070)          (62.1%)
EWCO SpaceRak(R)................            28,001           34,189        (6,188)          (18.1%)

                                          2007             2006                    Change
                                          Tons             Tons            Tons              %
                                      --------------   -------------   -------------    -------------
EWCO Tubular....................              9,674          24,614        (14,940)          (60.7%)
EWCO SpaceRak(R)................             19,222          24,028         (4,806)          (20.0%)

     Net revenues decreased 34.1% to $35.4 million in 2007 from $53.6 million in 2006, driven by a reduction in tonnage volume of 40.7%, resulting primarily from continued weakness in the tubing market and residential housing, which has impacted the revenue and growth of major retail home centers , elimination of high volume contracts which had very low margins and a disruption of normal business operations during the change of senior lenders.

Cost of Goods Sold and the Related Gross Profit

     In 2007 and 2006, our cost of goods sold and the related gross margin were:

                                               2007                            2006                      Cost Change
                                           COGS             GM%            COGS          GM%          $              %
                                       --------------    ----------     ----------- -------------- ---------     ----------
                                                                   (dollars in thousands)
EWCO Tubular...................       $   7,173            2.5%      $     18,360         5.5%      (11,187)       (60.9%)
EWCO SpaceRak(R)...............          25,080           10.4%            30,753        10.0%       (5,673)       (18.4%)

     Gross profit was $3.1 million and $4.5 million for the years ended December 31, 2007 and 2006, respectively. The decrease in gross profit dollars in 2007 compared with 2006 was primarily due to the reduced overall net revenues, previously noted. Gross margins at the SpaceRak division improved to 10.4% in 2007 compared with 10.0% in 2006, despite a 20.0% reduction in tons shipped, due to improved controls over manufacturing costs and pricing. Tubing division margins fell to 2.5% in 2007 from 5.5% in 2006, resulting from reduced absorption of manufacturing overhead on significant reductions in tons shipped. Overall gross margins increased to 8.8% for 2007 versus 8.4% for 2006.

Selling General and Administration Expense

     Selling, general and administrative expenses ("SG&A") decreased for the year ended December 31, 2007 to $5.6 million, or 15.8% of net revenue, from $7.8 million, or 14.5% of net revenue for the year ended December 31, 2006. The decrease was primarily attributable to decreases in salaries, wages and benefits of $1,225,000 and consulting fees of $1,041,000.

Other Income and Expense

     Other income and expense resulted in income for 2007 of $74,000 compared with income of $1,220,000 in 2006. The reduction in income resulted primarily from a decrease in gain from derivatives, related to a reduction in value of the convertibility feature and certain warrants issued in connection with the Laurus convertible debt transaction of December 13, 2005, to $106,000 in 2007 from $1,060,000 in 2006. Additionally, there was a loss recorded for the conversion of bridge debt to common shares during the private placement in the first quarter of 2007 of $130,000 and a reduction in miscellaneous income of $70,000.

Interest Expense

     Net interest expense increased to $6.2 million in 2007 from $2.5 million in 2006. Approximately $5.5 million of the 2007 total was incurred by Tarpon, with $762,000 of interest on borrowings under the Laurus senior convertible note, Laurus term note B and bridge loans ($607,000 in 2006), $2.8 million representing amortization of deferred financing costs ($548,000 in 2006), $566,000 representing accretion of note discounts under the Laurus Senior Convertible note ($487,000 in 2006) and $1.4 million of default interest ($338,000 in 2006). Interest expense under EWCO's line of credit and term note borrowings were $625,000 compared with $544,000 in 2006 due to higher average borrowings in 2007.

Income Taxes

     We have not recognized a potential tax benefit from our net losses, because of the uncertainty regarding our ability to realize the future tax benefit of our net operating loss carry forwards. This potential loss carry forward if utilized would be approximately $ 33.1 million.

Liquidity and Capital Resources

Overview

     At December 31, 2007 we had a working capital deficit of $13,598,000, as compared with a working capital deficit at December 31, 2006 of $5,525,000. The working capital deficit is due in part to the recording of our senior indebtedness and our noteholder indebtedness as current as a result of the uncertainty about the Company's ability to continue as a going concern. The increase in the working capital deficit during 2007 was due to reductions in cash , accounts receivable, inventory and other assets of $424,000, $1.5 million, $1.5 million and $421,000, respectively, reflecting the reduction in sales over the period. These reductions were partially offset by a net reduction in accounts payable and accrued expenses of $2.1 million.

     Our primary needs for liquidity in 2007 were: (1) working capital including increases in accounts receivable and inventories of steel and finished products,
(2) payment of obligations under our senior indebtedness and our noteholder indebtedness, (3) capital expenditures for equipment and (4) funding for sales and marketing activities.

     Although we have taken corrective actions that we believe will permit us to achieve operating profitability, such profits will be absorbed by interest and financing charges on our past debts. Until that debt can be reduced, through paydown and equity refinancing, we require additional financing. We received a small bridge financing in February 2008 and are presently working on a more substantial bridge financing to a proposed secondary public offering. There can be no assurance about this bridge financing or the proposed secondary public offering and, if we fail to achieve the same, we will have to begin winding down our operations.

Sources and Uses of Cash

     We have incurred losses and negative cash flows in each year since our inception. We financed our activities with funds received from sales of our common shares, notes, warrants and bank loans. As of March 31, 2008, no additional funds were available for borrowing under our revolving credit facility.

     On June 14, 2007, the Company conducted a private placement bridge loan offering, netting the Company $1.4 million for working capital purposes.

     In the first quarter of 2007, we conducted a private placement for our common stock, netting the Company $2.1 million for working capital purposes.

Year Ended December 31, 2007

Cash Flows From Operating Activities

     Net cash provided by operations in 2007 was $2,838,000. Cash was used primarily by $8.4 million of losses from continuing operations and a decrease of $1,922,000 in accounts payable and accrued expenses. Cash was provided by (1) a $1,524,000 decrease in accounts receivable, (2) a $1,537,000 decrease in inventory and (3) a $421,000 decrease in other current assets. Additionally, $4.5 million was provided from discontinued operations.

Cash Flows From Investing Activities

     The Company's investing activities used $20,000 from continuing operations in 2007 for capital expenditures compared with $985,000 in 2006. The 2006 activities were increased by the payments made relating to FENCEMaster, a former customer, which the Company unsuccessfully attempted to acquire out of bankruptcy in the fourth quarter of 2005. The Company supported FENCEMaster's operations in the fourth quarter of 2005, principally through its trade credit, and maintained a secured position behind Wachovia Bank, FENCEMaster's lender, until the sale of FENCEMaster in December, 2005. Proceeds of the sale returned to the Company in December of 2005, used to pay off the trade indebtedness incurred on behalf of FENCEMaster, totaled $985,000.

Cash Flows From Financing Activities

     Our financing activities used $4,346,000 of cash in 2007. Cash was provided by (1) $2,125,000 of net proceeds from issuance of equity securities and (2) $3,400,000 of net proceeds from short-term obligations and used for (3) net repayments on credit facilities of $1,249,000, (4) repayment of short-term obligations of $775,000, (5) repayment of long-term obligations of $745,000 and
(6) payment of financing costs of $2,724,000.

Year Ended December 31, 2006

Cash Flows From Operating Activities

     Net cash used in operations in 2006 was $5,419,000. Cash was used primarily by (1) $4,589,000 of losses from continuing operations, (2) a $945,000 increase in accounts receivable and (3) a $519,000 increase in prepaid expenses and other current assets. Cash was provided from operations by a decrease in inventory of $426,000 and an increase in accounts payable and other current liabilities of $1,170,000.

Cash Flows From Investing Activities

     Our investing activities in 2006 used approximately $985,000 from continuing operations for the payment of obligations for FENCEMaster, a former customer, which the Company unsuccessfully attempted to acquire out of bankruptcy in the fourth quarter of 2005. The Company supported FENCEMaster's operations in the fourth quarter of 2005, principally through its trade credit, and maintained a secured position behind Wachovia Bank, FENCEMaster's lender, until the sale of FENCEMaster in December, 2005. Proceeds of the sale returned to the Company in December of 2005, used to pay off the trade indebtedness incurred on behalf of FENCEMaster, totaled $985,000.

Cash Flows From Financing Activities

     Our financing activities provided $34,000 of cash from continuing operations in 2006. Cash was provided by net proceeds from the issuance of bridge notes of $585,000. Cash was used for the repayment of long-term obligations of $290,000, repayment of short-term obligations of $188,000 and net repayments on the credit facility of $74,000.

Financing Arrangements

Laurus Master Credit Agreement

     Tarpon entered into a Master Credit Agreement ("The Agreement") with Laurus Master Fund, Ltd. ("Laurus") on August 9, 2007, including a revolving credit agreement (Revolver) up to $10,000,000, subject to borrowing based on capital availability, inventory and reserves, a $1,700,000 term loan (Term Loan A) and a $1,700,000 term loan (Term Loan B). As of December 31, 2007, the Company had no excess availability for borrowing under its revolving credit agreement.

     Term Loan A is payable as interest only until January 1, 2008, with equal monthly installments of principal at a fixed monthly amount of $37,500, plus accrued interest beginning February 1, 2008 through maturity on August 9, 2009, at which time, the remaining unpaid balance and all accrued, unpaid interest will be due. Term Loan B is payable as interest only until maturity on August 9, 2008, at which time, the remaining unpaid balance and all accrued, unpaid interest will be due. The Revolver will be paid, or drawn upon, as necessary throughout the normal course of business. Interest on the Revolver will be paid monthly based on the daily drawn balance at the contract interest rate, defined below.

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

     The Agreement contains customary covenants that will limit the ability of the Company, and its subsidiaries, to, among other things, guarantee additional indebtedness, incur indebtedness, create liens, pay dividends, make certain types of investments, enter into transactions with affiliates or enter into any transaction outside the ordinary course of business. The Company was not in violation of any such covenants as of December 31, 2007.

     The Company granted Laurus a security interest in all of their respective assets including, but not limited to, accounts receivable, inventory, machinery, equipment, general intangibles, stock and deposit accounts. In addition, the Company issued warrants to Laurus to purchase 2,300,000 shares of the common stock of the Company for an exercise price of $0.01 per share and a warrant to purchase 2,300,000 shares of the common stock of the Company for an exercise price of $0.25 per share. The warrants have been valued at $1,629,000 using the Black-Scholes model with an interest rate of 4%, volatility of 70%, zero dividends and expected term of ten years. The total value has been recorded as a deferred finance cost and is being amortized over the term of the related debt using the effective interest method.

     Steelbank Tubular Inc., MTM Acquisition Company, FM, Inc. and JS&T Acquisition Company, other subsidiaries of the Company, provided guarantees of this financing transaction secured by all of their respective assets.

     Upon entering this agreement the Company retired all debt owed to LaSalle Bank Midwest N.A. and LaSalle Business Credit.

Laurus Convertible Note

     On December 13, 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus Master Fund, Ltd. ("Laurus") in connection with the private placement of a convertible term note (the "Note") issued by the Company in the principal amount of $6,000,000 due August 9, 2009 and common stock purchase warrants (the "Warrants"). The Note is collateralized by all present and future assets of Tarpon and its subsidiaries, including the equity interests of EWCO. The Note is payable in equal monthly installments of principal totaling $40,000 commencing on April 1, 2008 through the maturity date and bears interest at prime plus 4% (11.25% at December 31, 2007). As part of the Agreement, the monthly payments of principal and interest, under certain conditions, are convertible into shares of the Company's no par value common stock at a fixed conversion price of $0.50 per share. The Warrants provide for the purchase of up to 390,000 shares of common stock at an exercise price of $3.08 until February 17, 2010.

     Laurus cannot receive shares upon exercise of the warrants, upon payment of principal and interest on the note, or upon conversion of the Note which would exceed the difference between 9.99% of the issued and outstanding shares of common stock and the number of shares beneficially owned by Laurus, as determined in accordance with Section 13(d) of the Exchange Act, as amended, and Regulation 13d-3. This limitation automatically becomes null and void upon the occurrence, and during the continuance, of an event of default as defined in the note, or upon 75 days prior written notice to the Company, except that at no time shall the number of shares of common stock beneficially owned by Laurus exceed 19.99% of the outstanding shares of common stock. Further, the number of common shares issuable by the Company and acquirable by Laurus at a price below $2.85 per share pursuant to the terms of the note, the warrant, the agreement, any related agreement or otherwise cannot exceed 927,560 shares of common stock (subject to appropriate adjustment for stock splits, stock dividends, or other similar recapitalizations affecting the common stock), unless the issuance of such excess amount of common stock is first approved by the stockholders of the Company.

     In connection with this financing, the Company recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature inherent in the instrument. Such discounts are being amortized using the effective interest method over the term of the related debt. The conversion feature itself was deemed to be a derivative under FASB Statement No. 133. The Company estimated the fair value of the conversion feature to be $13,000 as of December 31, 2007 and December 31, 2006. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,685,000, including warrants to purchase up to 300,000 shares of common stock to Joseph Gunnar and Company, a related party, recorded as deferred financing costs and amortized over the life of the note. The 300,000 warrants were valued at approximately $432,000 using the Black-Scholes model using the same assumptions described above, except for a term of five years. The warrants were deemed to be a derivative instrument as they can be put back to the Company, and, therefore the corresponding liability was marked to market and recorded at a fair value of $1,680 as of December 31, 2007 and $108,000 as of December 31, 2006. The $106,320 decrease in value during 2007 is shown as a "Gain from derivatives" within the Statement of Operations. These warrants are exercisable through December 13, 2010 at $0.91 per share. Although the stated interest rate of the convertible note is the prime rate plus 4%, as a result of the aforementioned discounts and fees, the effective interest rate of the Note was estimated to be approximately 41.8% per annum at its inception on December 13, 2005. The stated rate in effect at December 31, 2007 was 11.25%.

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

     On August 17, 2006, Tarpon reached an agreement with the Laurus fund whereby Tarpon would offer 100,000 shares of Tarpon common stock valued at $190,000 ($1.90 per share) to Laurus in exchange for Laurus amending certain provisions of its loan agreement. In addition, Tarpon agreed to award Laurus an additional 100,000 shares contingent on Tarpon completing a successful equity raise (in process as of December 31, 2007). The agreement provided that the loan agreement would be amended such that an event of default with LaSalle Bank Midwest (LaSalle) and/or LaSalle Business Credit (LaSalle) which is not declared as a default by LaSalle, would not give rise to default interest due to Laurus. LaSalle declared the Company in default on October 2, 2006, thus triggering an event of default with Laurus, for which the Company has been accruing default interest on a monthly basis. At the closing of the Master Credit Agreement with Laurus on August 9, 2007, default interest accrued to that date of $1,231,000 was paid with the proceeds of Term Note B. The results of operations for 2007 include $1,420,000 of default interest expense, with $513,000 due to Laurus as of December 31, 2007.

Amendment to Secured Convertible Term Note

     The Company entered into an Omnibus Amendment and Waiver (the "Amendment") with Laurus Master Fund, Ltd., a Cayman Islands company ("Laurus"), as of December 21, 2007 to waive certain events of default under that certain Secured Convertible Term Note, dated as of December 13, 2005, (the "Note") and to amend the Note.

     Under the terms of the Amendment, Laurus waived certain events of default by Tarpon including various defaults on payments, defaults relating to Steelbank Tubular, Inc. and delisting from the American Stock Exchange.

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

     The entire balance of $775,000, plus accrued interest of $25,729, was retired at the "Raise 1" closing on March 23, 2007 through cash payoffs of $232,620 and conversion to common shares with a value of $568,109 consisting of 811,584 shares of common stock.

     During the period June 18, 2007 to July 5, 2007 Tarpon closed a private placement Bridge Loan offering, under a Financing Agreement dated June 14, 2007, aggregating $1,700,000 and netting the Company $1,418,000 after payment of fees and commissions. The Bridge Loan Notes carry interest at 12% and are payable from proceeds of a secondary stock offering anticipated to occur in the second quarter of 2008. In connection with this private placement, 170,000 warrants were issued to designees of the placement agent to purchase common stock of Tarpon at an exercise price of $0.52 and shares were issued to Bridge note holders at the rate of 1.5 shares of Tarpon common stock for each $1 of loan, for a total of 2,550,000 shares valued at $1,183,000. The Company has estimated the fair value of these warrants to be $72,000 using the Black-Scholes Option Pricing Model with an estimated term of 5 years, risk-free interest rate of 4.72%, dividend yield of 0% and volatility of 70%.

     The Company entered into an Amendment and Extension Agreement on December 24, 2007, effective as of December 17, 2007, with High Capital Funding, LLC ("HCF") acting as lead investor under the financing agreement dated June 14, 2007 granting Tarpon a three month extension of the maturity date to March 17, 2008 at an interest rate of 13% per annum, as set forth in the original agreement. The amendment also permits the granting by HCF of an additional three month extension if Tarpon has not completed the closing of a secondary equity offering by March 17, 2008 in exchange for additional shares tied to the offering price. The Company has since extended one month to April 17, 2008.

New Accounting Pronouncements

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

     In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management currently does not expect adoption of SFAS 159 will have a material effect on the Company's financial position or results of operations. The Company plans to adopt SFAS 159 on January 1, 2008.

Critical Accounting Policies and Use of Estimates

     Our discussion and analysis of our financial condition and results of operations are based on the related financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our most significant estimates relate to allowances for doubtful accounts and valuing options and warrants granted to non-employees. Actual results could differ from these estimates. We evaluate our estimates primarily based on historical experience, business knowledge and various assumptions we believe to be reasonable under the circumstances. These estimates are evaluated by management and revised as circumstances change. We believe that the following critical accounting policies and estimates affect our more significant estimates and judgments used in the preparation of our financial statements.

     Bad Debts

     We maintain a reserve for known and unknown bad debts. We evaluate credit risk and the adequacy of our reserve by monitoring the age of our accounts receivable and the credit worthiness of our customers. In addition, we monitor the overall status of the industries where our products and services are utilized. Typically, this reserve is not subject to significant fluctuations from period to period. However, if we incur an unusual amount of bad debt, it could alter our exposure and the related reserve. At December 31, 2007 our Bad Debt reserves were $116,000, a decrease of $73,000 from December 31, 2006. Bad Debt expense for 2007 was $23,000 compared to $20,000 in 2006.

     Common Stock Options

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

     The provisions of SFAS 123R also apply to awards granted prior to January 1, 2006 that did not vest before January 1, 2006 (transition awards). The compensation cost for the portion of the transition awards that had not vested by January 1, 2006 is based on the grant-date fair value of these transition awards as calculated for pro forma disclosures under the provisions of SFAS 123. Compensation cost for these transition awards are attributed to periods beginning January 1, 2006 and use the Black-Scholes method as prescribed under SFAS 123, except that an estimate of expected forfeitures is used rather than actual forfeitures.

Off Balance Sheet Arrangements

     We do not have any transactions that are considered off balance sheet arrangements for purposes of financial reporting.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TARPON INDUSTRIES, INC.
INDEX TO FINANCIAL STATEMENTS


Tarpon Industries, Inc.                                                    Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................39
CONSOLIDATED BALANCE SHEETS.................................................40
CONSOLIDATED STATEMENTS OF OPERATIONS.......................................41
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)...................42
CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................43
NOTES TO FINANCIAL STATEMENTS...............................................45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Tarpon Industries, Inc. and Subsidiaries
Marysville, Michigan

     We have audited the consolidated balance sheets of Tarpon Industries, Inc. and Subsidiaries (a Michigan corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits of the consolidated financial statements and financial statement schedule in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the consolidated financial statements and financial statement schedule provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tarpon Industries, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2, the Company has sustained recurring net losses since its inception and, as of December 31, 2007, the Company's current liabilities exceeded its current assets by $13,597,710. These factors, among others, as described in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


         Rehmann Robson


         /s/ Rehmann Robson


         Troy, Michigan
         March 31, 2008


                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                  December 31,
                                                                            2007                 2006
                                                                      ----------------    -----------------
ASSETS
Current Assets
Cash and cash equivalents                                              $       456,838  $           880,515
Accounts receivable (less allowance for doubtful accounts of
$115,895 and $189,247, respectively)                                         4,547,909            6,071,499
Inventories, net                                                             2,592,087            4,123,318
Assets of discontinued operations                                                   --           10,469,277
Other current assets                                                           371,339              792,584
                                                                       ----------------    -----------------
Total current assets                                                         7,968,173           22,337,193

Property, plant and equipment, net                                             391,550              463,446
Deferred financing costs, net of amortization                                2,414,052            1,315,545
                                                                       ----------------    -----------------
TOTAL ASSETS                                                           $    10,773,775  $        24,116,184
                                                                       ================    =================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Short term debt                                                        $     6,438,949  $         6,718,115
Term debt, classified as current                                             7,665,817            5,284,021
Accounts payable - trade                                                     6,118,761            8,293,014
Liabilities of discontinued operations                                              --            6,474,406
Other current liabilities                                                    1,342,356            1,089,913
                                                                       ----------------    -----------------
Total current liabilities                                                   21,565,883           27,862,469


Long-term debt, less current maturities                                             --                2,643
Other long-term liabilities                                                      1,680              108,000
                                                                       ----------------    -----------------
TOTAL LIABILITIES                                                           21,567,563           27,973,112


Commitments and Contingencies (Notes 6, 7 and 11)

Shareholders' Deficit
Preferred shares; no par value 2,000,000 shares authorized;
no shares issued at December 31, 2007 and 2006                                      --                   --
Common shares; no par value, authorized 100,000,000 shares at
December 31, 2007 and 20,000,000 at December 31, 2006; issued and outstanding,
11,343,939 shares at December 31, 2007, and
4,993,712 shares at December 31, 2006                                       22,215,782           16,856,821
Accumulated deficit                                                       (33,009,570)         (20,713,749)
                                                                       ----------------    -----------------
Total shareholders' deficit                                               (10,793,788)          (3,856,928)
                                                                       ----------------    -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                             $   10,773,775  $        24,116,184
                                                                       ================    =================

     The accompanying notes are an integral part of these consolidated financial statements.


                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            2007                 2006
                                                       ----------------      --------------
REVENUES
Sales, net of customer discounts                    $       35,354,803    $     53,613,381
COST OF GOODS SOLD                                          32,253,499          49,113,345
                                                       ----------------      --------------

Gross Profit                                                 3,101,304           4,500,036

OPERATING EXPENSES
Selling, general and administrative                          5,397,506           7,772,231
Loss on disposal of property and equipment                          --               3,893
                                                       ----------------      --------------
Total operating expenses                                     5,397,506           7,776,124
                                                       ----------------      --------------

OPERATING LOSS                                             (2,296,202)         (3,276,088)
                                                       ----------------      --------------

OTHER INCOME (EXPENSE)
Miscellaneous  income                                           97,718             167,729
Gain from derivatives                                          106,320           1,059,874
Loss on extinguishment of debt                               (129,853)                  --
Foreign currency exchange loss                                      --             (3,536)
                                                       ----------------      --------------
Total other income, net                                         74,185           1,224,067
                                                       ----------------      --------------

INTEREST EXPENSE, NET
Interest expense                                             6,226,983           2,571,900
Interest income                                                     --            (35,156)
                                                       ----------------      --------------
Interest expense, net                                        6,226,983           2,536,744
                                                       ----------------      --------------

LOSS FROM CONTINUING OPERATIONS                            (8,449,000)         (4,588,765)
LOSS FROM DISCONTINUED OPERATIONS                          (3,846,821)         (5,404,114)
                                                       ----------------      --------------
NET LOSS                                            $     (12,295,821)    $    (9,992,879)
                                                       ================      ==============

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED

CONTINUING OPERATIONS                               $           (0.94)    $         (0.95)
DISCONTINUED OPERATIONS                                         (0.42)              (1.13)
                                                       ----------------      --------------
                                                    $           (1.36)    $         (2.08)
                                                       ================      ==============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                                    9,009,666           4,813,505
                                                       ================      ==============

     The accompanying notes are an integral part of these consolidated financial statements.


                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                       Number Total
                                           Of                                             Shareholders'
                                         Common         Common         Accumulated            Equity
                                         Shares         Shares           Deficit            (Deficit)
                                       -----------    ------------    ---------------    -----------------
Balance at January 1, 2006              4,640,130  $   15,625,625  $    (10,720,870)  $         4,904,755

Issuance of warrants                           --         531,000                 --              531,000
Stock-based compensation                       --         147,407                 --              147,407
Issuance of shares
as compensation                            65,166         112,800                 --              112,800
Shares issued to Laurus
on conversion of debt                     155,177         187,500                 --              187,500
Shares issued to Laurus for
amendment to loan agreement               100,000         190,000                 --              190,000
Shares issued to Director for
payment of interest to Laurus              33,239          62,489                 --               62,489
Net loss                                       --              --        (9,992,879)          (9,992,879)
                                       -----------    ------------    ---------------    -----------------
Balance at December 31, 2006            4,993,712  $   16,856,821  $    (20,713,749)  $       (3,856,928)

Issuance of shares in private
placement                               3,736,942       2,124,701                               2,124,701
Issuance of warrants                                    1,701,205                               1,701,205
Stock-based compensation                                  219,791                                 219,791
Shares issued as part of June 14,
2007 bridge loan transaction            2,613,285       1,183,411                               1,183,411
Loss on conversion of bridge debt in
private placement                                         129,853                                 129,853
Net loss                                                                (12,295,821)         (12,295,821)
                                       -----------    ------------    ---------------    -----------------
Balance at December 31, 2007           11,343,939  $   22,215,782  $    (33,009,570)  $      (10,793,788)
                                       ===========    ============    ===============    =================

     The accompanying notes are an integral part of these consolidated financial statements.


                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             --------------    --------------
                                                                                 2007              2006
                                                                             --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $(12,295,821)  $    (9,992,879)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities
Loss from discontinued operations                                                3,846,821         5,404,114
Amounts provided by (used in) discontinued operations                            4,519,081       (2,060,939)
Depreciation and amortization                                                       92,237           117,686
Amortization of deferred financing costs                                         2,853,743           596,339
Accretion of note discount and other charges                                       517,422           587,410
Gain from derivatives                                                            (106,320)       (1,059,874)
Loss on extinguishment of debt                                                     129,853                --
Share based option expense                                                         219,791           147,407
Warrant expense                                                                  1,701,205           531,000
Stock issued as compensation                                                            --           112,800
Stock issued for payment of interest                                                    --            62,489
Loss on disposal of property and equipment                                              --             3,891
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable                                                              1,523,590         (944,854)
Inventories                                                                      1,536,773           426,079
Other current assets                                                               421,245         (519,404)
Accounts payable and other current liabilities                                 (2,121,807)         1,169,604
                                                                             --------------    --------------
Net cash provided by (used in) operating activities                              2,837,813       (5,419,131)
                                                                             --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Payment of FENCEMaster obligations                                                      --         (984,733)
Capital expenditures                                                              (20,342)                --
Amounts provided by discontinued operations                                      1,104,992         4,345,182
                                                                             --------------    --------------
Net cash provided by investing activities                                        1,084,650         3,360,449
                                                                             --------------    --------------
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares (net of
issuance costs of $490,658 in 2007 and $1,276,434 in 2005)                       2,124,701                --
Financing costs                                                                (2,723,840)                --
Net payments on credit facilities                                              (1,249,166)          (73,671)
Proceeds from issuance of short-term obligations                                 3,400,000           584,800
Repayment of short-term obligations                                              (775,000)         (187,500)
Repayment of long-term obligations                                               (745,275)         (289,802)
Amounts (used in) discontinued operations                                      (4,377,560)       (4,406,552)
                                                                             --------------    --------------
Net cash (used in) financing activities                                        (4,346,140)       (4,372,725)
                                                                             --------------    --------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (423,677)       (6,431,407)
CASH AND CASH EQUIVALENTS AT,
BEGINNING OF YEAR                                                                  880,515         7,311,922
                                                                             --------------    --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $     456,838  $        880,515
                                                                             ==============    ==============

     The accompanying notes are an integral part of these consolidated financial statements.


                    TARPON INDUSTRIES, INC. AND SUBSIDIARIES

Supplemental Disclosure of Cash Flows Information:

                                                                     Year Ended December 31,
                                                                    2007                 2006
                                                               ----------------      --------------
Cash paid during the year for interest                      $        2,178,376    $        992,479
Non-cash investing and financial transactions:
Stock issued as compensation                                $               --    $        112,800
Stock issued as payment of debt                             $          568,109    $        187,500
Stock issued for payment of interest                        $               --    $         62,489














     The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company and Summary of Significant Accounting Policies

     A summary of the significant accounting policies in the preparation of the accompanying consolidated financial statements follows.

Company and Industry

     Tarpon Industries, Inc. (the "Company" "we" or "us") was incorporated in Michigan on January 16, 2002. The Company completed its acquisition of Eugene Welding Co., or "EWCO," in April 2004. EWCO manufactures structural steel tubing and steel storage rack systems at two manufacturing facilities in Michigan, north of Detroit.

Consolidation

     The consolidated  financial  statements include the accounts of the Company
and  EWCO,  its   wholly-owned   subsidiary.   All   significant   inter-company
transactions and balances have been eliminated.

Cash and Cash Equivalents

     Cash and cash equivalents consist of demand deposits, cash on hand and all highly liquid investments purchased with an original maturity of three months or less. Periodically throughout each year, the Company may maintain balances in excess of federally insured limits. At December 31, 2007 and 2006, the Company maintained balances in excess of the $100,000 limit of $346,418 and $769,266, respectively.

Accounts Receivable and Concentration of Credit Risk

     Accounts receivable are due within 30 to 60 days. Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time an account is past due, the Company's previous loss history, the customer's current ability to pay its obligation and the condition of the general economy and the industry as a whole. Balances that are still outstanding after the Company has attempted reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.

     The Company had one major customer in 2007 and 2006 that accounted for 36% and 15% of net sales, respectively. This same customer accounted for approximately 55% and 42% of accounts receivable as of December 31, 2007 and 2006, respectively. The loss of this customer would have an adverse impact on short-term operating results.

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

     The Company had four suppliers in 2007 that accounted for approximately 24% of net purchases. In 2006, four suppliers accounted for 20% of net purchases.

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

Federal Income Taxes

     Deferred income taxes are provided for temporary differences between financial statement income and tax return income under the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires deferred income taxes to be computed on the liability method and deferred tax assets are recognized only when realization is probable. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities. The principal deferred tax asset arises from net operating loss carry forwards. The principal deferred tax liabilities arise from deferred compensation, depreciation and derivatives.

     On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"). There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since our inception. There were no unrecognized tax benefits during the periods presented.


Common Stock Options

     The Company elected the modified prospective transition method for adopting SFAS 123R "Share-Based Payment". Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. We must account for stock options and warrants granted to non-employees using the fair value method. We use the Black-Scholes valuation model for determining the fair value of our options and warrants. That model requires us to make assumptions regarding the expected life of the security, the expected volatility of our stock price during the period, the risk free interest rate and the dividend yield. Varying these assumptions can have a significant impact on our option and warrant valuations and related expenses. The valuation methodology used an assumed term based upon the stated term of ten years, adjusted down for estimated forfeitures, a risk-free rate of return represented by the U.S. Treasury Bond rate and volatility as determined by comparing the Company's risk profile with comparable public companies. A dividend yield of 0% was used because the Company has never paid a dividend and does not anticipate paying dividends in the future.

     The provisions of SFAS 123R also apply to awards granted prior to January 1, 2006 that did not vest before January 1, 2006 (transition awards). The compensation cost for the portion of the transition awards that had not vested by January 1, 2006 is based on the grant-date fair value of these transition awards as calculated for pro forma disclosures under the provisions of SFAS 123. Compensation cost for these transition awards are attributed to periods beginning January 1, 2006 and use the Black-Scholes method used under SFAS 123, except that an estimate of expected forfeitures is used rather than actual forfeitures. The expected forfeiture rate of 50% is based on forfeiture activity through December 31, 2007.

     The Company recognized as an operating expense, non-cash share-based compensation cost in the amount of $220,000 in 2007. This had the effect of increasing the net loss by $.02 per diluted share. As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options amounted to $144,000, which will be recognized over a weighted average period of 2.8 years. The total fair value of options that vested during 2007 was $104,000.

Deferred Financing Costs

     Deferred financing costs represent fees paid and other costs incurred (in the form of cash or warrants) to third parties in connection with securing financing. These costs are amortized using the effective interest rate method over the term of the respective loan.

Convertible Debt and Related Discount

     The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and the detachable warrants, and has recorded the conversion feature as a liability in accordance with SFAS No. 133, "Accounting for Derivative Instruments". The conversion feature and registration rights were considered to be an embedded derivative interest within the terms of SFAS No.133 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statements of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the original term of the debt. The discount is classified as a deferred financing cost, as described above.

Fair Value of Financial Instruments

     The Company's balance sheets include the following financial instruments: accounts receivable, accounts payable, lines of credit, notes payable and derivatives. The Company considers the carrying amounts of current assets and liabilities in the financial statements to approximate fair value for those financial instruments, because of the relatively short period of time between their origination and their expected realization or payment. The carrying amount of the lines of credit and notes payable approximate fair value because the obligations generally bear interest at a floating rate and such rates take into consideration the credit risk of the Company. The derivatives are marked to market quarterly.

Net Loss Per Share

     Net loss per share is computed in accordance with SFAS No.128, "Earnings Per Share" by dividing losses available to common shareholders by the weighted average number of common shares outstanding during each year and considers a dual presentation and reconciliation of "basic" and "diluted" per share amounts. "Diluted" reflects the potential dilution of all common stock equivalents except in cases where the effect would be anti-dilutive.

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

Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements". This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value, and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning subsequent to November 15, 2007. The Company will be required to adopt SFAS No. 157 for the first quarter of 2008, but believes the impact, if any, will be immaterial.

     In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Management currently does not expect adoption of SFAS 159 will have a material effect on the Company's financial position or results of operations. The Company plans to adopt SFAS 159 on January 1, 2008.

Reclassification

     Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 financial statement presentation. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", for the years ended December 31, 2007 and 2006, Steelbank Tubular, Inc. has been presented as discontinued operations in the consolidated statements of operations and cash flows and all prior periods have been reclassified to conform to this presentation.

2. Financial Position

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained cumulative net losses of approximately $33.0 million from its inception on January 16, 2002 through December 31, 2007 and has negative working capital of $13.6 million as of December 31, 2007. If the Company is unable to significantly decrease its losses or obtain additional financing, its financial resources will not be adequate to satisfy its operating and capital requirements for the next 12 months.

     Corrective actions undertaken by the Company in 2007 to ensure adequate liquidity include:

     Equity Financing

     The Company raised equity financing during the first four months of 2007, netting the Company $1,159,000 on gross proceeds of $2,615,000, after repayment of the December 2006 bridge notes, including accrued interest, totaling $801,000 and a scheduled payment of accrued interest to Laurus of $125,000. An aggregate of 3,736,942 shares of common stock were issued in this effort. The Company is now pursuing a secondary equity offering expected to be completed by September, 2008.

     Closing of Steelbank

     On September 20, 2007, the Company's Steelbank subsidiary filed a Notice of Intention to make a Proposal pursuant to the Bankruptcy & Insolvency Act in Canada. A. Farber & Partners Inc. was appointed Interim Receiver by the Ontario Superior Court of Justice for the purpose of conducting a sale or liquidation of Steelbank, which has recorded losses totaling in excess of $14 million since its inception. Operations were ceased during the fourth quarter of 2007 and the full liquidation of Steelbank's assets was completed by December 31, 2007. Additional obligations, if any, are anticipated to be immaterial.


     Operations and Marketing Efforts

     The Company added Patrick Peplowski, Vice President of Sales and Marketing, and Doug Edwards, Vice President Operations - SpaceRak, to its management team in the fourth quarter of 2007, in hopes of expanding its customer base and improving operations efficiencies.

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

3. Discontinued Operations

     On September 20, 2007, the Company's Steelbank subsidiary filed a Notice of Intention to make a Proposal pursuant to the Bankruptcy & Insolvency Act in Canada. A. Farber & Partners Inc. was appointed Interim Receiver by the Ontario superior Court of Justice for the purpose of conducting a sale or liquidation of Steelbank, which has recorded losses totaling in excess of $14 million since its inception. The Company recorded an impairment charge of $4.3 million, as of September 20, 2007, which is included in loss from discontinued operations, in order to adjust its inventory and property, plant and equipment to net realizable value. The liquidation was completed as of December 31, 2007.

     The components of assets of discontinued operations at December 31, 2006 were as follows:

      -------------------------------------------- --- ---------------
                                                           December
                                                           31, 2006
      -------------------------------------------- --- ---------------
                        Cash                        $         495,196
      -------------------------------------------- --- ---------------
      Accounts receivable                                   2,536,776
      -------------------------------------------- --- ---------------
      Inventory                                             2,636,244
      -------------------------------------------- --- ---------------
      Other current assets                                    48,675
      -------------------------------------------- --- ---------------
      Property, plant and equipment,net                     4,682,346
      -------------------------------------------- --- ---------------
      Other assets                                             70,040
      -------------------------------------------- --- ---------------
                                                    $      10,469,277
      -------------------------------------------- --- ---------------


     The components of liabilities of discontinued operations at December 31, 2006 were as follows:


      -------------------------------------------- --- --------------
                                                           December
                                                           31, 2006
      -------------------------------------------- --- --------------
      Note payable - bank                           $      2,860,533
      -------------------------------------------- --- --------------
      Notes payable - other                                  751,307
      -------------------------------------------- --- --------------
      Accounts payable                                     1,854,472
      -------------------------------------------- --- --------------
      Accrued expenses                                       588,094
      -------------------------------------------- --- --------------
      Current maturities of long-term debt                   420,000
      -------------------------------------------- --- --------------
                                                    $      6,474,406
      -------------------------------------------- --- --------------


Discontinued operations had revenues of $11.3 million and $21.7 and net losses of $3.8 million and $5.4 million million in 2007 and 2006, respectively.

4. Details of Balance Sheet

     The following sets forth the components of the Company's inventory at December 31 of the respective years:

                                                                          2007                   2006
                                                                   -------------------     -----------------
             Raw material                                       $             838,766   $         1,862,253
             Work-in-process                                                  270,636               481,858
             Finished goods                                                 1,396,175             1,656,544
             Supplies                                                          86,510               122,663
                                                                   -------------------     -----------------
             Total                                              $           2,592,087   $         4,123,318
                                                                   ===================     =================

The following table sets forth the components of the Company's property, plant and equipment at December 31 of the respective years:





                                                                          2007                   2006
                                                                    ------------------      ----------------
Machinery and equipment                                          $            450,132    $          395,714
Leasehold improvements                                                        180,378               214,454
Computer equipment                                                            127,069               127,069
Transportation equipment                                                       21,815                21,815
Furniture and fixtures                                                          9,217                 9,217
                                                                    ------------------      ----------------
Total                                                                         788,611               768,269
Less accumulated depreciation and amortization                              (397,061)             (304,823)
                                                                    ------------------      ----------------
Net property, plant and equipment                                $            391,550    $          463,446
                                                                    ==================      ================

     Each year, the Company reviews its long term assets, other than intangibles for impairment. Upon review, if an asset is deemed to be impaired, management makes the appropriate valuation to write down the asset value to fair market value.

5. Debt

     The following table sets forth the components of the Company's debt at December 31 of the respective years:

Short Term Debt
---------------

                                                                              2007                2006
                                                                         ---------------     ---------------
      Revolving Credit Facility                                       $       4,738,949   $       5,943,115
      Bridge Loan Payable                                                     1,700,000             775,000
                                                                         ---------------     ---------------
      Total                                                           $       6,438,949   $       6,718,115
                                                                         ===============     ===============

Term Debt, Classified as Current

                                                                              2007                 2006
                                                                         ---------------      ---------------
         Laurus Term Note "A"                                         $       1,700,000   $              --
         Laurus Term Note "B"                                                 1,700,000                  --
         LaSalle Term Loan                                                           --             789,933
         Convertible debt (less discount of $569,679 in 2007
         and $1,135,570 in 2006)                                              4,261,577           4,489,430
         Other                                                                    4,240              10,301
                                                                         ---------------      ---------------
         Subtotal                                                             7,665,817           5,289,664

         Less current portion, of long-term debt                            (7,665,817)         (5,287,021)

                                                                         ---------------      ---------------
         Long-term portion of long-term debt                          $              --   $           2,643
                                                                         ===============      ===============

     Maturities of long-term debt and capital lease obligations for the years ending December 31 are based on the stated terms of the underlying agreements as follows:

           2008                            776,740
           2009                          7,458,756
                                     --------------
           Total                   $     8,235,496
                                     ==============

Laurus Master Credit Agreement

     Tarpon entered into a Master Credit Agreement ("The Agreement") with Laurus Master Fund, Ltd. ("Laurus") on August 9, 2007, including a revolving credit agreement (Revolver) up to $10,000,000, subject to borrowing based on capital availability, inventory and reserves, a $1,700,000 term loan (Term Loan A) and a $1,700,000 term loan (Term Loan B). As of December 31, 2007, the Company had no excess availability for borrowing under its revolving credit agreement.

     Term Loan A is payable as interest only until January 1, 2008, with equal monthly installments of principal at a fixed monthly amount of $37,500 plus accrued interest beginning February 1, 2008 until maturity on August 9, 2009, at which time, the remaining unpaid balance and all accrued, unpaid interest will be due. Term Loan B is payable as interest only until maturity on August 9, 2008, at which time, the remaining unpaid balance and all accrued, unpaid interest will be due. The Revolver will be paid, or drawn upon, as necessary throughout the normal course of business. Interest on the Revolver will be paid monthly based on the daily drawn balance at the contract interest rate, defined below.

     Interest on the respective facilities is calculated as follows; 1) for the Revolver, interest shall accrue at a rate per annum equal to the "prime rate" published in the Wall Street Journal from time to time (the "Prime Rate",7.25% at December 31, 2007), plus one and three-quarter percent (1.75%) (the "Contract Rate"), 2) for the Term Loan A, interest shall accrue at the "prime Rate plus two percent (2.0%), but no less than nine percent (9.0%), and 3) for the Term Loan B, interest shall accrue at the Prime Rate plus three percent (3.0%), but no less than ten percent (10.0%).

     The Agreement contains customary covenants that will limit the ability of the Company, and its subsidiaries, to, among other things, guarantee additional indebtedness, incur indebtedness, create liens, pay dividends, make certain types of investments, enter into transactions with affiliates or enter into any transaction outside the ordinary course of business.

     The Company granted Laurus a security interest in all of their respective assets including, but not limited to, accounts receivable, inventory, machinery, equipment, general intangibles, stock and deposit accounts. In addition, the Company issued warrants to Laurus to purchase 2,300,000 shares of the common stock of the Company for an exercise price of $0.01 per share and a warrant to purchase 2,300,000 shares of the common stock of the Company for an exercise price of $0.25 per share. The warrants have been valued at $1,629,000 using the Black-Scholes model with an interest rate of 4%, volatility of 70%, zero dividends and expected term of ten years. The total value has been recorded as a deferred finance cost and is being amortized over the term of the related debt.

     Steelbank Tubular Inc., MTM Acquisition Company, FM, Inc. and JS&T Acquisition Company, other subsidiaries of the Company, provided guarantees of this financing transaction secured by all of their respective assets.

     Upon entering this agreement the Company retired all debt owed to LaSalle Bank Midwest N.A. and LaSalle Business Credit in the amount of $8,403,795.

Convertible Debt

     On December 13, 2005, the Company entered into a Securities Purchase Agreement (the "Agreement") with Laurus, amended December 21, 2007, in connection with the private placement of a convertible term note (the "Note") issued by the Company in the principal amount of $6,000,000 due August 9, 2009 and common stock purchase warrants (the "Warrants"). The Note is collateralized by all present and future assets of Tarpon and its subsidiaries, including the equity interests of EWCO. The note is payable in equal monthly principal installments of $40,000 beginning April 1, 2008 through the maturity date and bears interest at prime plus 4%. As part of the Agreement, the monthly payments of principal and interest, under certain conditions, are convertible into shares of the Company's no par value common stock at a fixed conversion price of $0.50 per share. The Warrants provide for the purchase of up to 390,000 shares of common stock at an exercise price of $3.08 until February 17, 2010.

     Laurus cannot receive shares upon exercise of the warrants, upon payment of principal and interest on the Note, or upon conversion of the Note which would exceed the difference between 9.99% of the issued and outstanding shares of common stock and the number of shares beneficially owned by Laurus, as determined in accordance with Section 13(d) of the Exchange Act, as amended, and Regulation 13d-3. This limitation automatically becomes null and void upon the occurrence, and during the continuance, of an event of default as defined in the Note, or upon 75 days prior written notice to the Company, except that at no time shall the number of shares of common stock beneficially owned by Laurus exceed 19.99% of the outstanding shares of common stock. Further, the number of common shares issuable by the Company and acquirable by Laurus at a price below $2.85 per share pursuant to the terms of the Note, the warrant, the agreement, any related agreement or otherwise cannot exceed 927,560 shares of common stock (subject to appropriate adjustment for stock splits, stock dividends, or other similar recapitalizations affecting the common stock), unless the issuance of such excess amount of common stock is first approved by the stockholders of the Company.

     In connection with this financing, the Company recorded discounts aggregating approximately $1,681,000, of which approximately $608,000 represented the value of 390,000 warrants using the Black-Scholes model with an interest rate of 4.4%, volatility of 60%, zero dividends and expected term of seven years; and approximately $1,073,000 represented the conversion feature inherent in the instrument. Such discounts are being amortized using the effective interest method over the original 36 month term of the related debt. The conversion feature itself was deemed to be a derivative under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company estimated the fair value of the conversion feature to be $13,000 as of December 31, 2007 and at December 31, 2006. In addition, the Company incurred fees in connection with this financing aggregating approximately $1,472,000, including warrants to purchase up to 300,000 shares of common stock to Joseph Gunnar and Company, a related party, recorded as deferred financing costs and amortized over the original 36 month term of the Note. The 300,000 warrants were valued at approximately $432,000 using the Black-Scholes model using the same assumptions described above, except for a term of five years. The warrants were deemed to be a derivative instrument as they can be put back to the Company, and, therefore the corresponding liability was marked to market and recorded at a fair value of $1,680 as of December 31, 2007 and $108,000 as of December 31, 2006. The $106,320 decrease in fair value during 2007 is included in the overall "Gain from derivatives" within the Statements of Operations. These warrants are exercisable through December 13, 2010 at $3.27 per share. Although the stated interest rate of the convertible note was originally the prime rate plus 2% (9.25% on December 13, 2005), as a result of the aforementioned discounts and fees, the effective interest rate of the Note was estimated to be approximately 41.8% per annum at its inception on December 13, 2005.

     On May 24, 2006, the Company executed an Omnibus Amendment to the Secured Convertible Term Note between the Company and the Laurus whereby the Company executed its payment obligation of principal due May 1, 2006 in the amount of $187,500 in common shares of Tarpon stock in lieu of cash. Accordingly, Tarpon and Laurus agreed to amend the terms of the Senior Convertible Term Note, and 155,177 shares were issued at $1.22 per share.

     On August 17, 2006, Tarpon reached an agreement with Laurus whereby Tarpon would issue 100,000 shares of Tarpon common stock valued at $190,000 ($1.90 per share) to Laurus in exchange for Laurus amending certain provisions of its loan agreement. In addition, Tarpon agreed to award Laurus an additional 100,000 shares contingent on Tarpon completing a successful equity raise (in process as of December 31, 2007). The agreement provided that the loan agreement would be amended such that an event of default with LaSalle Bank Midwest (LaSalle) and/or LaSalle Business Credit (LaSalle) which is not declared as a default by LaSalle, would not give rise to default interest due to Laurus. LaSalle declared the Company in default on October 2, 2006, thus triggering an event of default with Laurus, for which the Company has been accruing default interest on a monthly basis. At the closing of the Master Credit Agreement with Laurus on August 9, 2007, default interest accrued to that date of $1,231,000 was paid with the proceeds of Term Note B. The results of operations for 2007 include $1,420,000 of default interest expense, with $513,000 due to Laurus as of December 31, 2007.

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

     The entire balance of $775,000, plus accrued interest of $25,729, was retired at the "Raise 1" closing on March 23, 2007 through cash payoffs of $232,620 and conversion to common shares with a value of $568,109 consisting of 811,584 shares of common stock.

     During the period June 14, 2007 to July 5, 2007 Tarpon closed a private placement Bridge Loan offering, under a Financing Agreement dated June 14, 2007, aggregating $1,700,000 and netting the Company $1,418,000 after payment of fees and commissions. The Bridge Loan Notes carry interest at 12% and are payable from proceeds of a secondary stock offering anticipated to occur in the second quarter of 2008. In connection with this private placement, 170,000 warrants were issued to designees of the placement agent to purchase common stock of Tarpon at an exercise price of $0.52 and shares were issued to Bridge note holders at the rate of 1.5 shares of Tarpon common stock for each $1 of loan, for a total of 2,550,000 shares. The Company has estimated the fair value of these warrants to be $72,000 using the Black-Scholes Option Pricing Model with an estimated term of 5 years, risk-free interest rate of 4.72%, dividend yield of 0% and volatility of 70%.

     The Company entered into an Amendment and Extension Agreement on December 24, 2007, effective as of December 17, 2007, with High Capital Funding, LLC ("HCF") acting as lead investor under the financing agreement dated June 14, 2007 granting Tarpon a three month extension of the maturity date to March 17, 2008 at an interest rate of 13% per annum, as set forth in the original agreement. The amendment also permits the granting by HCF of an additional three month extension if Tarpon has not completed the closing of a secondary equity offering by March 17, 2008 in exchange for additional shares tied to the offering price. The Company has since extended one month to April 17, 2008.

6. Leases

     Facilities and equipment are leased under arrangements that are accounted for as operating leases. Total rental expense was $316,000 and $321,000 for the years ended December 31, 2007 and 2006, respectively. Steelbank's lease with Agellan Capital, which extends to October, 2016 at the rate of $39,000 per month, has been guaranteed by the Company. By agreement, Agellan must seek another tenant or sell the facilities, at which time the Company's obligation will cease. The Company is in the process of negotiating a settlement of the existing lease obligation with Agellan and does not expect this settlement to be material in amount.

The following is a schedule of annual future minimum lease payments under operating leases with remaining non-cancellable lease terms in excess of one year as of December 31, 2007, including the lease with Agellan Capital:

                Year                              Amount
                ----                              ------
                2008                       $         755,428
                2009                                 751,848
                2010                                 743,105
                2011                                 744,463
                2012                                 650,568
                Thereafter                         2,202,271
                                             ---------------
                Total                      $       5,847,683
                                             ===============

7. Income Taxes

     There was no income tax expense for the years ended December 31, 2007 and 2006. As a result of the valuation allowances applied to the net operating loss carryforwards and other net deferred tax assets, the Company did not report any net income tax benefits for either of the years ended December 31, 2007 and 2006.

     A reconciliation of income taxes computed using the federal statutory rate to the taxes reported in the statements of operations is as follows:


                                                         -----------------      ---------------
                                                               2007                  2006
                                                         -----------------      ---------------
Net loss before income taxes                          $      (20,954,986)    $     (4,588,765)
Federal statutory rate                                                34%                  34%
Tax benefit computed at federal statutory rate                (7,124,695)          (1,560,180)

Effect of nondeductible expense                                    11,682                6,744
Effect of non taxable income                                           --                   --
Foreign tax rate differential                                          --                   --
Valuation allowance                                             7,312,882            1,629,233
Provision for prior years                                       (199,869)             (75,797)
                                                         -----------------      ---------------
Reported income tax benefits                          $                --    $              --
                                                         =================      ===============


Deferred tax assets and (liabilities) consist of the following amount as of December 31:


                                                         -----------------      ---------------
                                                               2007                  2006
                                                         -----------------      ---------------
Net operating loss carry-forwards                    $         11,262,416    $       4,513,900
Allowance for doubtful accounts                                    39,404               64,344
Accrued expenses                                                   85,000
Property and equipment                                             35,438               29,060
Deferred compensation                                             190,554              141,750
Stock options and warrants                                        327,379                   --
Intangible assets                                                   9,388               16,899
Gain on financial instrument                                    (505,986)            (469,837)
Foreign exchange losses (gains)                                        --            (165,375)
                                                         -----------------      ---------------
Deferred tax assets                                            11,443,593            4,130,711
Valuation allowance                                          (11,443,593)          (4,130,711)
                                                         -----------------      ---------------
Net deferred tax asset                               $                 --    $              --
                                                         =================      ===============

     Due to the historical losses incurred by the Company, a full valuation allowance for the net deferred tax assets has been provided. The Company's net operating loss carry-forward at December 31, 2007 was approximately $33.1 million and expires as follows:

                Year                     Amount
                ----                     ------

                2022                $       760,397
                2023                        535,826
                2024                      1,338,932
                2025                      4,951,452
                2026                      5,093,484
                2027                     20,444,662
                                      --------------
                                    $    33,124,753
                                      ==============


     Under the rules established by the Internal Revenue Code, changes in the Company's ownership may adversely effect how the Company is able to utilize these net operating losses. If the Company achieves profitability, these net operating losses may not be available to offset future income taxes.

     There were no income tax payments made in 2007 or 2006.

     On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109 ("SFAS 109"). There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since our inception. There were no unrecognized tax benefits during the periods presented.

     We classify all interest and penalties as income tax expense. We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2007.

     We file income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years 2002 through 2007 remain open to examination by taxing jurisdictions to which we are subject. As of December 31, 2007, we did not have any tax examinations in process.

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

                                            --------------     ----------------
                                                2007                2006
                                            --------------     ----------------
        Advisory services and expenses    $        44,515    $        261,656
                                            ==============     ================

     During 2007, the Company notified Bainbridge that it had terminated the Management Consulting Agreement and, therefore, made no payments in 2007. During 2006, the Company paid the former Chairman of the Board, President and Chief Executive Officer and his son, individually and through Bainbridge Advisors, Inc. $295,640.

     As of December 31, 2007 and 2006, liabilities included $0 and $105,485 of advisory fees and expenses, respectively, due to Bainbridge Advisors, Inc., classified in accounts payable.

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

     Joseph Gunnar and Company, LLC ("Gunnar") was the lead underwriter in the Company's 2005 initial public offering, and since such time has assisted the Company in various financing transactions. Gunnar customers hold, collectively, a significant amount of its common stock. Gunnar is entitled to participate as an outside observer on the Company's board of directors from which it can exercise significant influence over the activities of the Company. In connection with the bridge financing in December of 2006, Gunnar received 96,875 warrants with a fair market value of $33,906 and earned additional fees of $78,000. Gunnar also receives a retainer payable monthly in the amount of $7,500 which expires in December 2007.

     In April 2007, Gunnar received 27,857 warrants with a fair market value of $14,252 in connection with the private placement completed on April 4, 2007. Additionally, in July of 2007, Gunnar received 170,000 warrants with a fair market value of $72,000 in connection with the bridge financing completed on July 5, 2007.

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

     The following table summarizes the compensation earned by Gunnar:


                                                             --------------     ----------------
                                                                 2007                2006
                                                             --------------     ----------------
        Fees and Expenses                                 $        591,318   $          168,500
        Warrants Expense - Gunnar and
        designees                                         $        338,886   $           33,906
                                                             --------------     ----------------
        Total                                             $        930,204   $          202,406
                                                             ==============     ================

9. Common Stock Options and Warrants

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

     During 2006, the Company granted options for 550,000 shares, 250,000 issued to James Bradshaw, Chairman and Chief Executive Officer, 50,000 exercisable at $2.45 per share and 200,000 exercisable at $0.88 per share, 110,000 issued to Patrick Hook, exercisable at $0.88 per share, 150,000 issued to J. Stanley Baumgartner, former Chief Financial Officer, 40,000 exercisable at $1.75 per share and 110,000 exercisable at $0.88 per share, 10,000 each issued to new directors Tracy Shellaberger and Gerald Stein, exercisable at $2.60 and $0.88 per share respectively, and 20,000 issued to a former salesperson, exercisable at $0.88 per share. During 2007, the Company granted options for 275,000 shares, 100,000 each to Patrick Peplowski and Joseph Lendo, exercisable at $0.20 and $0.10 per share, respectively, 65,000 to Doug Edwards, exercisable at $0.11 per share, and 10,000 to new director, Frank Gesuale, exercisable at $0.70 per share. All options that have been granted under the plan to officers and employees of the Company vest in cumulative annual installments over three years. Options issued to consultants and directors vest immediately upon issuance. No options have yet been exercised.

Activity under this plan is shown in the following tables:


                                                          2007                                         2006
                                                          ----                                         ----
                                                          Weighted                                   Weighted
                                                          Average       Aggregate                     Average      Aggregate
                                                          Exercise      Intrinsic                    Exercise      Intrinsic (1)
Shares Subject to Option                 Shares            Price        (1) Value      Shares          Price         Value
------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of               673,190    $          2.88       --           415,085     $       5.50       --
  Period
New Grants (based on fair
  Value of common stock at                275,000               0.14       --           550,000             1.07       --
  dates of grant
Exercised                                      --                 --       --                --               --       --
Expired                                        --                 --       --                --               --       --
Forfeited                               (238,690)               5.05       --         (291,895)             2.99       --
                                       -----------                                   -----------
Outstanding at end of period              709,500    $          1.15       --           673,190     $       2.88       --
Exercisable at end of period              183,000    $          2.19       --           204,397     $       5.09       --

     (1) The intrinsic value of a stock option is the amount by which the current market value of our underlying common stock exceeds the exercise price of the option.

     The estimated fair value as of the date options were granted during 2007 presented using the Black Scholes option-pricing model, was as follows:


                                                       2007             2006
                                                     ----------     ----------
Weighted Average Estimated Fair Value Per
Share of Options Granted During the Period         $     0.12       $     0.90
Assumptions
Amortized dividend yield                                0.00%            0.00%
Common Stock price volatility                          70.00%           70.00%
Risk free rate of return                                3.25%            4.72%
Expected option term (in years)                             5                5


     The following table summarizes information about stock options at December 31, 2007:

                                    OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                        Weighted                                           Weighted           Weighted
                                        Average             Weighted                       Average             Average
 Range of Exercise                     Remaining            Average                       Remaining           Exercise
       Prices            Shares     Contractual Life     Exercise Price     Shares     Contractual Life         Price
--------------------- ------------- ----------------- -- --------------- ------------- ----------------- -- --------------
    $0.10 to $5.50       709,500              8.89  $            1.15       183,000              7.86  $           2.19

     At December 31, 2007, options covering 290,500 shares were available for future grants under the 2004 Plan.

     The following table provides additional information about outstanding warrants categorized by exercise price at date of grant:



                                                  Warrants            Expiration            Exercise
Party                                            Outstanding             Date                Price
2004 Gunnar - Bridge Financing                       146,521**           12/31/2010    $         1.05*
2004 Private Placement                             2,681,165**           12/13/2012              0.78*
2005 Gunner - IPO                                    251,565**           04/05/2009              0.95*
2005 Gunnar - Laurus
Convertible Note                                       300,000           04/05/2009               0.91
2005 Laurus Warrants Associated
with Convertible Note                                  390,000           02/17/2010               3.08
2006 Bridge Note Holders                               775,000           12/07/2011               0.91
2006 Gunnar - Bridge Financing                       260,755**           12/07/2011              0.30*
2007 Gunnar - Private Placement                      276,960**           01/24/2012              0.35*
2007 Gunnar - Private Placement                      770,204**           03/23/2012              0.40*
2007 Gunnar - Private Placement                       64,124**           04/04/2012              0.36*
2007 Gunnar - Bridge Financing                       376,796**           06/26/2012              0.22*
2007 Laurus Warrants Associated
         With LaSalle refinance                      2,300,000           08/09/2014               0.25
2007 Laurus Warrants Associated
         With LaSalle refinance                      2,300,000        No expiration               0.01
                                               ----------------
Total                                               10,893,090
                                               ================

     *Decreased from original amount due to anti-dilutive provisions **Increased from original amount due to anti-dilutive provisions

     The Company accounts for the issuance of common stock purchase warrants issued in connection with capital financing transactions in accordance with the provisions of Emerging Issues Task Force Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that
(i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

11. Employee benefit plans

     EWCO has three 401(k) plans. Two of these plans cover union employees who have attained 18 years of age with six months of service. The participants can contribute up to 15% of their compensation. EWCO matches 50% of the employee contributions based on the collective bargaining agreement, not to exceed 5% of compensation. The employer contributions for these two plans were $49,807 and $8,472, respectively, in 2007 and $67,227 and $10,679 respectively, in 2006.

     The third 401(k) plan is for employees who are not covered by a collective bargaining agreement, who have attained 18 years of age and who have 1,000 hours and six months of service. The participants can contribute up to 15% of their salary and are eligible for an employer discretionary contribution. EWCO matches 50% of the employee contributions up to 5% of employees' wages. The employer matching contributions were $26,440 and $33,759 in 2007 and 2006, respectively. No discretionary contributions were made in 2007 or 2006.

     The Company's union employees have a contributory pension plan for which the Company withholds from the employee and remits to the union on their behalf. At the end of December 31, 2007 and 2006, all withheld amounts had been paid to the union on the employees' behalf.

12. Subsequent Events

     On February 12, 2008 the Company and Laurus entered into an amendment to the Omnibus Amendment and Waiver ("OA&W") with Laurus, dated December 21, 2007, which provides that the Company will obtain at least $1.0 million of debt financing privately by March 15, 2008 and at least $5.0 million of equity financing publicly by June 30, 2008, among other matters, in order to keep the OA&W in effect. The Company is in the process of negotiating an amendment with Laurus, which will revise the private placement provisions and extend the date for public equity financing to September 30, 2008, along with pricing modifications to existing warrants held by Laurus and expects that such amendment will be formalized no later than April 1, 2008.

     On February 22, 2008 the Company consummated, pursuant to a subscription agreement, promissory note and related documents, a bridge financing (the "Financing") in the amount of $400,000, representing a sale of Units comprised of promissory notes (the "Notes") and an aggregate of 2,000,000 shares of common stock. In connection with the Notes, the Company will pay interest at the rate of eight (8%) percent per annum. The principal and the interest accrued thereon shall be due and payable at the earlier of: (a) two months from the date of the Notes, and (b) the receipt of Mandatory Repayment Funds (defined below) but only to the extent thereof. "Mandatory Repayment Funds" shall mean sixty (60%) percent of the gross proceeds of any financing to the Company after the date of the Notes as and when received by the Company. The Financing is intended only as a bridge to an additional private placement which the Company has commenced and intends to conclude by April 15, 2008, the successful consummation of which there can be no assurance.

ITEM 9A. CONTROLS AND PROCEDURES

     Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on their evaluation and review, our principal executive and principal financial officers have concluded that these controls and procedures, as designed and implemented, are not operating effectively. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Our Independent Registered Public Accounting Firm identified a variety of material weaknesses in our internal controls over financial reporting. These material weaknesses stem in significant part from the acquisition policy which we are following in which private, unrelated companies are being combined. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by our internal controls. The material weaknesses are as follows:

     A lack of formalized accounting policies and procedures, including written procedures for monthly, quarterly and annual closing of financial books and records.

     Insufficient resources to adequately complete the process of documenting, testing, and evaluating our internal controls over financial reporting as required by the Sarbanes-Oxley Act.

     Insufficient process to ensure that quarterly and annual consolidated financial statements adequately disclose information required by Generally Accepted Accounting Principles (GAAP).

     A lack of adequate processes to identify and ensure that non-standard journal entries are subject to an appropriate level of review.

     Insufficient process to ensure that all required SEC filings are made.

     An inability to make required SEC filings in a timely manner.

     A lack of communication or monitoring by management or the board of directors in relation to controls or expectations related to fraud.

     A lack of controls over the authorization, issuance and recording of equity transactions and an overall lack of knowledge of the related accounting considerations, initially resulting in errors, which were corrected in the audit process.

     Insufficient familiarity with historical accounting entries as a result of continued turnover in key positions within the accounting department.

     A lack of periodic reviews over account reconciliations.

     The Company is required to comply with the provisions of Sections 302, 906 and 404 of the Sarbanes-Oxley Act. Section 404 requires the Company to document, test, and evaluate its internal controls over financial reporting and have its independent auditor conduct an evaluation of and report on management's evaluation process in the near future. In addition, we are required to report on the effectiveness of internal controls. All material weaknesses identified in this process are required to be disclosed in the Company's reporting with the Securities and Exchange Commission (SEC). Our experience with is documentation, testing and audit process has identified that significant resources are required to complete this exercise and considerable costs are incurred. We do no believe that the Company currently has the resources to adequately complete this process which could result in a failure to file the appropriate reports with the SEC.

     As a public company, we have significant requirements for enhanced financial reporting and internal controls. We are taking steps to unify the financial reporting of all of our component companies, to increase our accounting and information technology staff and to put in place internal controls concerning accounting entries and adjustments, with full documentation, which are responsive to issues raised by our independent auditors, and, as of this time, we have made progress on these points We have hired additional staff and are in the initial planning phase of upgrading our information technology systems. We expect these steps to be completed by December 31, 2008, but it is possible that they might not be completed by then.

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

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the effectiveness of our internal control processes over the preparation and fair presentation of published financial statements.

     We have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Because of the material weaknesses described above, management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require future restatements. Moreover, because of the inherent limitations in all control systems, no evaluation of controls - even where we conclude the controls are operating effectively - can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


ITEM 9B. OTHER INFORMATION

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of our directors and executive officers and the positions they hold with us as of March 31, 2008:

  Name                          Age    Position
  James W. Bradshaw             56     Chief Executive Officer, Chairman of
                                         the Board of Directors (Class I),
                                         Secretary
  Patrick J. Hook               41     President, Chief Operating Officer
  Joseph T. Lendo               51     Chief Financial Officer
  Michael A. Ard                50     Director (Class III)
  Tracy L. Shellabarger         50     Director (Class III)
  Frank Gesuale                 62     Director (Class II)

     James W. Bradshaw. Mr. Bradshaw joined us in 2005 as Vice President of Mechanical Tubing, based at our former Steelbank subsidiary and became Chief Executive Officer in April 2006. Prior to joining us, Mr. Bradshaw was a consultant with Greybrooke & Associates, Inc. From 2002 to 2003, he was President and General Manager for International Technical Coating, Inc., a steel wire manufacturing company with 130 employees and customers including Home Depot and Lowes. From 1991 to 1997, Mr. Bradshaw was President and Chief Operating Officer of American Tube and Pipe, a $120 million steel pipe and tubing company which was purchased by Tyco International Ltd. in 1997. Earlier in his career, he served as General Manager for Wheatland Tube Company, and President of Reeves Southeastern Corporation.

     Patrick J. Hook. Mr. Hook has served as our President and Chief Operating Officer since February 2005. Mr. Hook served as Operations Manager for Copperweld Corporation, Chicago Division, a steel tubing manufacturer, from September 2001 to January 2005. In this capacity, Mr. Hook was responsible for all operating activities for the Chicago and Bedford Park divisions of Copperweld. From February 2000 to September 2001, Mr. Hook served as Plant
Manager of Copperweld's Birmingham Division. From September 1999 to February 2000, Mr. Hook reported directly to the Copperweld U. S. Structural Division Vice President. In this capacity, Mr. Hook was responsible for integrating the operations of four U.S. Structural Steel Tubing Divisions that were acquired through acquisition. From August 1997 through October 1999, Mr. Hook was the Plant Manager of LTV Corporation - Youngstown Division, a steel manufacturer. Mr. Hook's previous experience includes several positions of increasing responsibilities in the engineering and operating arenas while employed with LTV Steel at the Indiana Harbor Works Division. Mr. Hook received a B.S. in mechanical engineering from Michigan Technological University and is a graduate of the University of Michigan Executive Manufacturing Program. Mr. Hook is a member of the Tube and Pipe Association, International and of the Tube and Pipe Producing Technology Council.

     Joseph T. Lendo. Mr. Lendo, a certified public accountant (CPA), joined the Company as Chief Financial Officer in November 2007. Mr. Lendo served as president and owner of Elite Lawn Irrigation & Maintenance from 1999 to 2007. On February 6, 2007, Elite filed a Chapter 11 petition in the United States Bankruptcy Court in the Eastern District of Michigan, under which it received extended financing from a lender to enable it to operate and enter into an Asset Purchase Agreement with the lender to sell substantially all of its assets to the lender. The Bankruptcy Court approved the Asset Purchase Agreement and dismissed the Chapter 11 proceeding on July 19, 2007. Prior to Elite, Mr. Lendo was President, CEO and CFO of AIP Inc., an automotive supplier. Mr. Lendo was also Manager - International Accounting and Finance with Federal-Mogul Corporation and a Senior Auditor with Ernst & Young. Mr. Lendo is a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants.

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

     Tracy L. Shellabarger. Mr. Shellabarger joined our Board of Directors as a Class III director in January 2006. From 1994 to 2004, Mr. Shellabarger served as Chief Financial Officer for Steel Dynamics, Inc., a publicly traded steel manufacturer. During his tenure at Steel Dynamics, Mr. Shellabarger led its finance, accounting, tax, insurance, and legal efforts, spearheading the initial public offering and driving sales to more than $2 billion. Prior to his role with Steel Dynamics, from 1987 to 1994, Mr. Shellabarger served as Controller of a division of Nucor Corporation, a Fortune 400 steel manufacturer. He also spent more than seven years with former "Big 8" accounting firm Touche Ross & Company as a tax manager. Mr. Shellabarger earned a Bachelor of Science Degree in Accounting from the University of North Carolina, Chapel Hill, and is a certified public accountant (CPA) and member of the AICPA.

     Frank Gesuale. Mr. Gesuale joined our Board of Directors as a Class II director in May 2007. Since 2005, Mr. Gesuale has worked for Sunwest Mortgage LLC, which is active in residential and commercial real estate finance. Prior to Sunwest, from 2004 to 2005, Mr. Gesuale worked for Lendex Mortgage. From 1992 to 2004, Mr. Gesuale led his own management company, GreyBrooke & Associates LLC, which provided direction, support and financial sources for emerging growth and under-performing companies. Prior to 1992, Mr. Gesuale was Chief Operating Office and a board member of Southwest Financial Systems, where he was responsible for sales, finance, marketing, strategic planning and third party support, and was instrumental in completing a complex financial and organizational restructuring. Mr. Gesuale has also served as Chief Financial Officer and a member of the board of directors of Rossborough Manufacturing Inc, a producer of metallurgical additives and equipment for primary domestic steel companies in the United States and Canada. He began his career with Westinghouse Electric, where he served as a controller of a $200 million Systems Furniture Business.

     Messrs. Ard, Shellabarger and Gesuale are the sole members of our Audit, Compensation and Nominating Committees.

Meetings and Committees of the Board of Directors

     During the year ended December 31, 2007, our Board of Directors held seven meetings. Our board of directors has determined that Mr. Ard, Mr. Shellabarger and Mr. Gesuale, who was elected a director on May 14, 2007, are independent.

Audit Committee

     Our Board of Directors has established a separately-designated, standing Audit Committee that consists of three directors and is established for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. Mr. Ard, Mr. Shellabarger and Mr. Gesuale are the current members of this committee.

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

During the year ended December 31, 2007, our Audit Committee held six meetings.

Audit Committee Financial Expert

     Our Board of Directors has determined that Tracy L. Shellabarger, who serves on our Audit Committee, is a financial expert and meets the criteria for independence, as described in the Securities and Exchange Act of 1934, as amended.

Compensation Committee

     Our Board of Directors has a standing Compensation Committee which consists of three directors. Mr. Ard, Mr. Gesuale and Mr. Shellabarger are the current members of this committee. Each of Mr. Ard, Mr. Gesuale and Mr. Shellabarger are independent. The Compensation Committee makes recommendations to the Board of Directors with respect to compensation arrangements and plans for our senior management, officers and directors, and administers our 2005 Stock Option Plan. During the year ended December 31, 2007, the Compensation Committee held no meetings.

Nominating Committee

     Our Board of Directors has a standing Nominating Committee which consists of three directors. Mr. Ard, Mr. Gesuale and Mr. Shellabarger are the current members of this committee. The Nominating Committee identifies individuals to become Board members and selects, or recommends for the Board's selection, director nominees to be presented for shareholder approval at the annual meeting of shareholders or to fill any vacancies. During the year ended December 31, 2007, the Nominating Committee held one meeting.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

     The following discussion and analysis of compensation arrangements of our named executive officers for 2007 should be read together with the compensation tables and related disclosures set forth below.

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

     Annual Bonus. In addition to base salaries, we believe performance-based cash bonuses are important in providing incentives to achieve corporate goals. Cash bonuses are intended to reward individual performance during the year and can therefore be highly variable from year to year. The goals for our executive officers are communicated to them after being determined by our board of directors. In 2008, the goals will be established by the compensation committee. Our compensation committee has not yet determined the corporate performance goals it will apply in determining our executive officers' bonuses for 2008.

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

     In 2007, we granted options to purchase a total of 210,000 shares as follows: 10,000 to new director Frank Gesuale, 100,000 to Patrick G. Peplowski, Executive Vice President of Sales and Marketing and 100,000 to Joseph T. Lendo, Chief Financial Officer. Our board of directors does not apply a rigid formula in allocating stock options to executive officers as a group or to any particular executive officer. Instead, our board of directors exercises its judgment and discretion and considers, among other things, the role and responsibility of the executive officer, competitive factors, the amount of stock-based equity compensation already held by the executive officer, the non-equity compensation received by the executive officer and the total number of options to be granted to all participants during the year. The number of stock options granted to each named executive officer is set forth in the "Grants of Plan-Based Awards Table." The value of such grants, as determined in accordance with FAS 123(R) for each individual named executive officer is set forth in the column "Option Awards" in the "Summary Compensation Table."

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

     Other Compensation. All of our executive officers may participate in our health programs, such as medical and dental coverage, and our 401(k) plan.

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

401(k) Plan

     We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides that each participant may contribute up to 15% of his or her pre-tax compensation, up to the statutory limit, which is $15,500 for calendar year 2007. Participants that are 50 years or older can also make "catch-up" contributions, which in calendar year 2007 may be up to an additional $5,000.

     Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions, when contributed. We do not make matching contributions. Participant contributions are held and invested by the plan's trustee.


Summary Compensation Table

     The following table sets forth information regarding compensation earned by our Chief Executive Officer, our Chief Financial Officer and certain other executive officers during the three years ended December 31, 2007:


                                                                             Non-
                                                                            Equity
                                                                            Incentive Change
                                                                              Plan      in      All Other
                                                          Stock    Option    Compen-  Pension   Compen-
 Name and Principal Position   Year    Salary     Bonus   Awards   Awards    sation    Value    sation    Total
-------------------------------------------------------------------------------------------------------------------
James W. Bradshaw, Chief       2007     $200,000       $0 $20,000         0                               $200,000
Executive Officer (1)          2006      183,077        0          $126,000                                329,077

Patrick J. Hook, President     2007      199,385        0                 0                                199,385

                               2006      204,231        0            39,600                                243,831

                               2005      186,798   30,331           121,200                         404    338,733

Joseph T. Lendo, Chief
Financial Officer (7)          2007       16,558        0             7,700                                 24,258

J. Peter Farquhar, Former      2006      202,634        0                 0                           0
Chairman of the Board, Chief
Executive Officer and          2005      224,122        -           181,800                       5,457    202,634
Secretary (until February
2005) President (2)                                                                                        411,379

J. Stanley Baumgartner, Jr.,



Former Chief Financial         2006       91,781        0                 0                           0
Officer (3)                                                                                                 97,781

John A. Mayfield, Former
Chief Financial Officer (4)    2006       50,481        0                 0                           0     50,481

James T. House, Former Chief   2006      105,116        0                 0                           0    105,116
Financial Officer (6)
                               2005      157,370   25,000           121,200                     153,179    456,749
                                                                                                     (6)


(1)  Mr. Bradshaw became our Chief Executive Officer in April 2006.

(2) Mr. Farquhar became our Chief Executive Officer in August 2004 and ceased to act as such on April 23, 2006. The compensation shown in the table for fiscal 2006 represents compensation for 2006 services rendered plus payments received in connection with Mr. Farquhar's Termination Agreement.

(3) Mr. Baumgartner became our Chief Financial Officer in June 2006 serving until December 2006.

(4) Mr. Mayfield became our Chief Financial officer in November 2005 serving until March 2006.

(5) Amounts for 2005 for Mr. Farquhar include $3,000 for director fees paid to him prior to his employment as CEO and $2,457 for 401(K) plan Company matched amounts.

(6) Mr. House resigned as CFO in December 2005. The amount of $150,650 represents severance and consulting compensation as part of his termination agreement. The remaining amount of $2,529 represents 401(K) matched amounts from the Company.

(7)  Mr. Lendo became our Chief Financial Officer in November 2007.


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

Grants of Plan Based Awards

     All options granted to our named executive officers in 2007 are qualified stock options. The exercise price per share of each option granted to our named executive officers was determined in good faith by our board of directors on the date of the grant. All of the stock options granted to our named executive officers in 2007 were granted under our Stock Option Plan.

     The following table sets forth certain information regarding grants of plan-based awards to our named executive officers for the fiscal year ended December 31, 2007:


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
    Name          Date      Threshold  Target  Maximum  Threshold   Target  Maximum  or Units   Options     Awards       Awards
------------------------------------------------------------------------------------------------------------------------------------
Joseph T. Lendo     11/20/07

                                 -          -      -        -            -        -        -       100,000         0.10    0.08

Outstanding Equity Awards At 2007 Fiscal Year-End

     The following table sets forth certain information regarding equity awards granted to our named executive officers outstanding as of December 31, 2007:


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
Principal         Options        Options        Unearned   Exercise Expiration     Not        Not    Have Not     Have Not
Position        Exercisable   Unexercisable     Options    Price    Date         Vested     Vested   Vested       Vested
----------------------------------------------------------------------------------------------------------------------------

James W.          16,667            33,333            0        $2.45    04/26/16         -        -           -           -
Bradshaw,
Chief              66,667          133,333            0         0.88    10/12/16
Executive
Officer

                   26,667           13,333            0         5.50    02/17/15         -        -           -           -
Patrick
Hook,              36,667           73,333            0         0.88    10/12/16
President

Joseph T.                                                                                -        -           -           -
Lendo,                  0          100,000            0         0.10    11/20/17
Chief
Financial
Officer


Option Exercises and Stock Vested

     No options were exercised by our named executive officers in 2007.

Pension Benefits

     We do not currently maintain qualified or non-qualified defined benefit pension plans.

Non-qualified Deferred Compensation

     We do not currently maintain non-qualified defined contribution retirement plans or other deferred compensation plans.

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

     Joseph T. Lendo. We entered into an employment agreement with Joseph T. Lendo as of November 20, 2007 to be Chief Financial Officer for a term of two years. Mr Lendo's annual base salary is $165,000 and he is eligible for bonuses at the discretion of the Board of Directors. The base salary will be increased to $180,000 upon successful completion of (1) a secondary equity raise in the minimum amount of $6 million and (2) when the Company's accounting consulting fees have been reduced by a minimum of fifty percent. Mr. Lendo has been granted an option to purchase 100,000 shares of our common stock, vesting in three equal installments at an exercise price of $0.10. In addition, upon consummation of a public offering of our common shares, Mr. Lendo will be granted an additional option to purchase 50,000 common shares at the public offering price. If Mr. Lendo's employment is terminated without cause, he shall be entitled to severance payments of salary plus the pro rata portion of any bonus or profit sharing to which he is entitled, for the shorter of six months or the time remaining in the term of this agreement.

     J. Stanley  Baumgartner,  Jr.. We entered into an employment agreement with
J. Stanley Baumgartner, Jr. as of June 7, 2006 to be Chief Financial Officer, the term of which began on June 26, 2006. Mr. Baumgartner's employment agreement provides for a term of two years. Mr. Baumgartner's annual base salary was $175,000 and he was eligible for bonuses at the discretion of the Board of Directors. Mr. Baumgartner was issued 40,000 shares of our common stock upon the commencement of his employment and has also been granted an option to purchase 40,000 shares of our common stock, vesting in 3 equal annual installments at an exercise price of $1.75. On November 27, 2006 Mr. Baumgartner advised us that he would be resigning. He indicated that he had received an unsolicited offer and had accepted a position in New England and desired to return his family to that area. We and Mr. Baumgartner agreed to a December 18, 2006 termination date of his employment. Mr. Baumgartner indicated that after termination, he would remain available to consult with us, our advisors and our current and potential investors, without charge, until we retain a successor.

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

Non-Employee Director Compensation

     The following table sets forth a summary of the compensation we paid to our non-employee directors in 2007:




                                                                                  Change in Pension
                                                                                      Value and
                            Fees                                                     Nonqualified
                          Earned or                                Non-Stock           Deferred             All
                            Paid         Stock       Option      Incentive Plan      Compensation          other
           Name             Cash        Awards       Awards       Compensation         Earnings         Compensation      Total
           ----             ----        ------       ------       ------------         --------         ------------      -----
Tracy L. Shellabarger      $20,250                                                                                       $20,250
Michael A. Ard              17,200                                                                                        17,200
Frank Gesuale               11,250           -        6,485                 -                 -                 -         17,735


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

Automatic awards to Non-Employee Directors

     The Plan provides for the automatic grant of cash compensation and common stock to non-employee directors on the terms provided above.

Stockholder approval of compensation paid to an employee Director.

     In connection with his appointment as Chief Executive Officer of the Company, we issued Mr. James W. Bradshaw 8,163 shares of our Common Stock. The American Stock Exchange Rules, which then governed our activities, required shareholder approval when issuing equity to certain employees. However, equity issuances to certain employees in connection with their hiring by the Company are exempt from this rule. As Mr. Bradshaw was previously employed by the Company in a different position, this issuance was not exempt from shareholder approval. Therefore, we sought and received shareholders approval of this issuance to Mr. Bradshaw at a meeting of shareholders held on February 12, 2007.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Principal Holders of Our Voting Securities

     The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of March 1, 2008, based on information obtained from the persons named below, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group:

                                                    Amount
                                                    Nature of        Percentage
                                                    Common             Of
                                                    Shares           Common
                                                    Beneficially      Shares
        Name                                        Owned            Owned (1)
        ----                                        -----            ---------

        James W. Bradshaw                          116,326(2)        1.0%
        Patrick Hook                               76,667 (3)         *
        Joseph T. Lendo                                     0        0%
        Michael A. Ard                             14,420 (4)         *
        Tracy L. Shellabarger                      43,239 (5)         *
        Frank Gesuale                               10,000(6)         *
        Neil T. Anderson                            2,739,500       20.5%
        Laurus Master Fund, Ltd.                      872,192        6.5%

All directors and executive officers
as a group  (6 persons)                           260,652 (8)        2.0%

     * Less than 1%

(1)  Based on 13,343,939 common shares outstanding as of March 31, 2008.

(2) Includes options to purchase 100,000 shares of Common Stock that Mr. Bradshaw has the right to acquire within 60 days of March 1, 2008. Does not include options to purchase 150,000 shares of Common Stock, which are not exercisable within 60 days of March 1, 2008.

(3) Includes options to purchase 76,667 shares of Common Stock that Mr. Hook has the right to acquire within 60 days of March 1, 2008. Does not include options to purchase 73,333 shares of Common Stock, which are not exercisable within 60 days of March 1, 2008.

(4) Includes options to purchase 10,000 shares of Common Stock that Mr. Ard has the right to acquire within 60 days of March 1, 2008.

(5) Includes options to purchase 10,000 shares of Common Stock that Mr. Shellabarger has the right to acquire within 60 days of March 1, 2008.

(6) Includes options to purchase 10,000 shares of Common Stock that Mr. Gesuale has the right to acquire within 60 days of March 1, 2008.




ITEM 13. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

     See "Executive Compensation - Compensation Committee Interlocks and Insider Participation" for a description of relationships between us and Gary D. Lewis.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES & SERVICES

     Rehmann Robson is our independent registered public accounting firm and has reported on the consolidated financial statements in this 2007 Annual Report, as well as the 2006 Annual Report.

     The following table represents aggregate fees billed for the year ended December 31, 2007 by Rehmann Robson and the aggregate fees billed for professional services rendered for the year ended December 31, 2006 by Rehmann Robson and Grant Thornton LLP, our predecessor independent registered public accounting firm in the following categories:

                                           Year Ended December 31,
                                     -------------------------------------

                                              2007               2006
        Audit fees (1)                $       320,000     $       595,929
        Tax Fees (2)                  $        19,000     $         2,000
        All Other Fees                $             -     $        16,000

(1) Consists of fees for the audit of our annual financial statements, review of interim financial statements and services provided in connection with potential Registration Statement filings.

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

Audit Committee Report

     Our Audit  Committee  has:

     o reviewed and discussed our audited financial statements for the year ended December 31, 2007 with our management;

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

     Based on the review and discussions described above in this paragraph, our Audit Committee recommended to our Board of Directors that the audited financial statements for the year ended December 31, 2007 be included in our Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the Securities and Exchange Commission.

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

Tracy L. Shellabarger

Michael A. Ard

Frank Gesuale

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a.) Financial Statements

     Our financial statements for the following years and entities are included in response to item 8 of this report:

                                                                            Page


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................39
CONSOLIDATED BALANCE SHEETS..................................................40
CONSOLIDATED STATEMENTS OF OPERATIONS........................................41
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)....................42
NOTES TO FINANCIAL STATEMENTS................................................45


     (b.) Financial Statement Schedules.

        Schedule                                                      Page

     Schedule II - Valuation and Qualifying Accounts and              S-1
     Reserves for the years ended December 31, 2007 and 2006.

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

                                               TARPON INDUSTIRES, INC.
                                                    (Registrant)

Dated: March 31, 2008                By:        /s/ James W. Bradshaw
                                           ------------------------------------
                                                  James W. Bradshaw
                                             Its: Chief Executive Officer


Dated: March 31, 2008                By:       /s/ Joseph T. Lendo
                                           ------------------------------------
                                                   Joseph T. Lendo
                                             Its: Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                                    Title                                  Date


   /s/ James W. Bradshaw                   Chief Executive Officer and a Director        March 31, 2008
-------------------------------------            (Principal Executive Officer)         --------------------
       James W. Bradshaw


   /s/ Tracy Shellabarger                            Director                            March 31, 2008
-------------------------------------                                                   --------------------
       Tracy Shellabarger


   /s/ Michael A. Ard                                Director                            March 31, 2008
-------------------------------------                                                   --------------------
       Michael A. Ard


   /s/ Frank Gesuale                                 Director                            March 31, 2008
-------------------------------------                                                   --------------------
       Frank Gesuale


                      SCHEDULE II - TARPON INDUSTRIES, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 For the years ended December 31, 2007 and 2006

                                                Column B              Column C Additions              Column D           Column E
                                              --------------    -------------------------------     -------------      -------------

                                                                   (1, 3)                               (2)
                                                                -------------      ------------     -------------
                                                 Balance
                                              at Beginning       Charged to         Charge to                           Balance at
                                                   of            Costs and            Other                               End of
                                                 Period           Expenses          Accounts         Deductions           Period
                                              --------------    -------------      ------------     -------------      -------------

Allowance for Doubtful Accounts

Year ended December 31, 2007               $        189,247  $        67,480    $           --   $       140,832    $       115,895
Year ended December 31, 2006               $        107,101  $       134,944    $           --   $        52,798    $       189,247

Tax Valuation Allowance

Year ended December 31, 2007               $      4,130,711  $     7,312,882    $           --   $            --    $    11,443,593
Year ended December 31, 2006               $      2,501,480  $     1,629,231    $           --   $            --    $     4,130,711


Note: (1) Reserve of additional uncollectible accounts

Note: (2) Write-off uncollectible accounts, net of recoveries

Note: (3) Increase in valuation allowance for net operating losses and deferred tax assets should the Company not achieve profitability in future years

                                  EXHIBIT INDEX

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

3(i).2 Certificate of Amendment to Articles of Incorporation  dated December 10,
     2007 incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K filed on December 20, 2007.

3(i).3 Certificate of Amendment to Articles of Incorporation  dated December 13,
     2007 incorporated by reference to Exhibit 3.2. to the Registrant's Form 8-K filed on December 20, 2007.

3(i).4 Certificate of Correction dated December 18, 2007 incorporated by reference to Exhibit 3.3 of the Registrant's Form 8-K filed on December 20, 2007.

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

10.1 Stock Purchase Agreement, dated as of November 23, 2003, between Charles Vanella and Wall St. Acquisitions, Inc. (now known as Tarpon Industries, Inc.), including First Amendment to Share Purchase Agreement, dated as of February 1, 2004, Second Amendment to Share Purchase Agreement, dated as of February 18, 2004, Third Amendment to Share Purchase Agreement, dated as of March 23, 2004, and Fourth Amendment to Share Purchase Agreement, dated as of April 2, 2004, incorporated by reference to Exhibit 2.1to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.2 Redemption Agreement, dated as of April 2, 2004, between Eugene Welding Co. and Charles Vanella, incorporated by reference to Exhibit 2.2 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004.

10.3 Share Purchase Agreement, dated as of April 2, 2004, among BST Acquisitions Ltd., Tarpon Industries, Inc., Jeffrey Greenberg, Mark D. Madigan and Barry

     Seigel, incorporated by reference to Exhibit 2.3 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on November 1, 2004

10.4 Amending Agreement, dated as of May 5, 2004, among Barry Seigel, Jeffrey Greenberg and Mark Madigan, BST Acquisition Ltd. and Tarpon Industries,Inc., incorporated by reference to Exhibit 2.4 to amendment no. 1 to theRegistrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

10.5 Second Amending Agreement, dated as of December 10, 2004, among Barry Seigel, Jeffrey Greenberg and Mark Madigan, BST Acquisition Ltd., Tarpon Industries, Inc. and Steelbank Inc., incorporated by reference to Exhibit2.5 to amendment no. 1 to the Registrant's registration statement on Form S-1 (file no. 333-120117) filed on January 14, 2005.

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

10.100 Bridge Note Financing Agreement dated June 18, 2007 between the Registrant and High Capital Funding LLC and related Forbearance Agreement. LaSalle Subordination Agreement and Laurus Subordination Agreement incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 to Registrant's Form 8-K filed on June 22, 2007.

10.101 Exclusive Consulting Agreement dated August 3, 2007 between the Registrant and Dr. Jean R. Fusilier Sr. and Exclusive Definitive Agreement dated August 3, 2007 between the Registrant and Fusilier Holding LLC, incorporated by reference to Exhibits 99.1 and 99.2 to Registrant's Form 8-K filed on August 7, 2007.

10.102 Amended and Restated Master Security Agreement between the Registrant, its subsidiaries and Laurus Master Fund, Ltd. dated as of August 9, 2007 and related Amended and Restated Stock Pledge Agreement, Amended and Restated Subsidiary Guaranty, Trademark Security Agreement, Registration Rights Agreement, Secured Revolving Note, Secured Term Note A, Secured Term Note B, Grant of Security Interest, Common Stock Purchase Warrant and

     Security Agreement incorporated by reference to Exhibits 10.1 - 10.12 to the Registrants' Form 8-K filed on August 14, 2007.

10.103 Purchase Agreement for certain of the assets of Steelbank Tubular, Inc. dated October 12, 2007 incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 17, 2007.

10.104 Employment Agreement between the Registrant and Patrick Peplowski dated October 25, 2007 incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on November 1, 2007.

10.105 Employment Agreement between the Registrant and Joseph T. Lendo dated November 20, 2007 incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on November 26, 2007.

10.106 Omnibus Amendment and Waiver dated December 14, 2007 between the Registrant and Laurus Master Fund, Ltd. incorporated by reference to the Registrant's Form 8-K filed on December 26, 2007 and Amendment thereto dated February 12, 2008 incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 15, 2008.

10.107 Amendment to Financing Agreement dated December 24, 2007 between the Registrant and High Capital Funding, LLC incorporated by reference to the Registrant's Form 8-K filed December 28, 2007.

10.108 Form of Promissory Note used by the Registrant for a bridge financing of $400,000, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on February 28, 2008.

16.1 Letter from Grant Thornton dated September 13, 2006, incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed September 13, 2006.

16.2 Letter from Grant Thornton dated November 27, 2006, incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed November 28, 2006.

21.1 Subsidiaries  of Tarpon  Industries,  Inc.  incorporated  by  reference  to
     Exhibit 21.1 of the Registrant's report on Form 10-K dated March 31, 2006

31.1 Certification of Chief Executive Officer (filed herewith)

31.2 Certification of Chief Accounting Officer (filed herewith)

32.1 Certification of Chief Executive Officer (filed herewith)

32.2 Certification of Chief Accounting Officer (filed herewith)